Form 10QSB
period 2000-03-31
TSET INC
filed 2000-05-31
CIK 1108248

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              For the quarterly period ended   March 31, 2000
                                               --------------------

                                      OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                       Commission file number  000-30191
                                              -----------

                                  TSET, Inc.
                               ----------------
             (Exact name of registrant as specified in its charter)

 Nevada                                           87-0440410
-------------------------                -----------------------
(State or other jurisdiction of               (I.R.S. employer
incorporation or organization)              identification number)

         333 South State Street, PMB 111, Lake Oswego, Oregon   97034
       -----------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)


      Registrant's Telephone number, including area code: (503) 293-1270

  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  x      No
         ---         ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
        Class of Common Stock                       March 31, 2000
        ---------------------                       --------------
           $.001 par value                            28,346,330


Transitional Small Business Disclosure Format    Yes        No  X
                                                       ---     ---

                                  FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   TSET, Inc.
                                     Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
              June 30,1999 and March 31, 2000 (unaudited)

             Condensed Consolidated Statements of Operations
              for the three months ended March 31, 1999 (unaudited) and 2000 (unaudited) and nine months ended March 31, 1999 and 2000

             Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1999 (unaudited) and 2000 (unaudited)

             Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II. - OTHER INFORMATION
     Item 1.  Legal Proceedings
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Part I.       Financial Statements

                     (Formerly Technology Selection, Inc.)
                                 Balance Sheet
                                    Assets

                                                                                            March 31,           June 30,
                                                                                              2000                1999
                                                                                          --------------        ---------
Current assets:
       Cash                                                                                $    92,294          $     536
        Accounts receivable                                                                    212,254                  -
        Allowance for bad debts                                                                (17,389)                 -
        Inventories                                                                            725,394                  -
        Prepaids                                                                                10,654                  -
                                                                                          --------------        ---------
Total current assets                                                                         1,023,207                536
Fixed assets:
        Equipment and furniture                                                                110,693                  -
        Accumulated depreciation                                                               (44,212)                 -
                                                                                          --------------        ---------
Total fixed assets                                                                              66,481                  -
Other assets:
Organization costs (net of amortization) of $4,438 & $4,188                                      1,250              2,500
Goodwill-investments in Atomic Soccer-net of amortization of $12,200                         4,379,588                  -
Goodwill-investments in Kronos Air Technologies, Inc.-net of amortization of $23,730         8,519,239                  -
 Advances to affiliated sewing operations of
            Atomic Soccer in Mexico                                                            177,922                  -
        Goodwill-investments in Utility Meter System                                            50,000
        Trademarks                                                                               5,778                  -
                                                                                          --------------        ---------
        Total other assets                                                                  13,133,777              2,500
Total Assets                                                                               $14,223,465          $   3,036
                                                                                          ==============        =========

            Liabilities and Shareholders' (Deficit) Equity

Current liabilities:
        Accrued compensation                                                               $   706,983          $  30,150
        Accounts payable                                                                       148,862                  -
        Advances from stockholders                                                              42,800             27,650



        Notes payable - stockholders                                                         1,178,474                  -
        Payroll taxes payable                                                                   15,196                  -
        Advances West Linn Company                                                             384,125                  -
        Advances by Computerized Thermal Imaging                                                22,383             22,042


Total current liabilities                                                                    2,528,823             79,842
Stockholders' (deficit) equity:
     Common stock, authorized 50,000,000 shares
       of $.001 par value  28,346,330 outstanding at
       March 31, 2000 and  24,996,330 outstanding at
       June 30, 1999                                                                            28,346             24,996
       Paid in Capital                                                                      12,830,337            340,718
       Accumulated  Deficit                                                                 (1,164,041)          (442,520)
                                                                                          --------------        ---------
Total stockholders'(deficit) equity                                                         11,694,642            (76,806)
Total Liabilities and Stockholders' (deficit) Equity                                       $14,223,465          $   3,036
                                                                                          ==============        =========

                See accompanying notes to financial statements.

                                                            TSET, INC.
                                               (Formerly Technology Selection, Inc.)

                                                      STATEMENT OF OPERATIONS

                                                  Three Months      Three Months   Nine Months       Nine Months
                                                     Ended              Ended         Ended             Ended
                                                 March 31, 2000   March 31, 1999  March 31, 2000   March 31, 1999
                                                ---------------   --------------  ---------------  --------------
Income:
     Revenues-Atomic Soccer                       $    53,391      $         -    $     53,391        $         -
     Income Dividend                                       37                -              58                272
                                                  -----------      -----------    ------------        -----------
Total income                                           53,428                -          53,449                272
Expenses:
     Cost of production-Atomic Soccer                  38,277                -          38,277                  -
     General and administrative                        23,428            2,700          23,919              7,400
     Marketing-Atomic Soccer                            6,348                -           6,348                  -
     Interest expense                                   6,196                -           6,196                  -
     Amortization                                      36,180                -          37,180              1,000
     Accrued compensation                             566,450                -         662,500              3,000
     Depreciation                                         550                -             550                  -
                                                  -----------      -----------    ------------        -----------

Total expenses                                        677,429            2,700         774,970             11,400


     Net Loss                                     $  (624,001)     $    (2,700)   $   (721,521)       $   (11,128)
                                                  ===========      ===========    ============        ===========

     Net Loss per Common Share                    $    (0.024)     $    (0.000)   $     (0.029)       $    (0.000)
                                                  ===========      ===========    ============        ===========
    Weighted average common shares
       outstanding                                 25,721,330       23,971,330      25,293,663         23,971,330
                                                  ===========      ===========    ============        ===========

                                          See accompanying notes to financial statements.

                                                            TSET, INC.
                                               (Formerly Technology Selection, Inc.)

                                                      Statement of Cash Flows

                                                       Nine Months                      Nine Months
                                                          Ended                            Ended
                                                       March 31, 2000                   March 31, 1999
                                                      ----------------                 ----------------
Cash Flows from Operating Activities:
      Net loss                                             $(721,521)                         $(11,128)
       Amortization                                            37,180                             1,000
      Depreciation                                                550                                 -
                                                      ---------------                  ----------------

Cash Flows Used in Operating Activities                      (683,791)                          (10,128)

Changes in operating assets and liabilities:
     Increase in accrued compensation                         662,500                             3,000
Net cash used by operations                                   (21,291)                           (7,128)

Cash Flows used in Investing Activities:
     Cash advance to Atomic Soccer
                                                             (300,125)                                -
     Cash of Atomic Soccer at date of acquisition              13,558                                 -
                                                      ---------------                  ----------------
Net cash used in investing activities                        (286,567)                                -
Cash Flows provided by Financing Activities:
    Advances from stockholders                                 15,150                             4,200
    Advances from Computerized Thermal Imaging                    341                             3,097
    Advances from West Linn Co.                               384,125                                 -
Net cash provided by financing activities                     399,616                             7,297
                                                      ---------------                  ----------------


Net increase in cash                                           91,758                               169
Cash at Beginning of Period                                       536                             3,763
                                                      ---------------                  ----------------


Cash at End of Period                                      $   92,294                         $   3,932
                                                      ===============                  ================


Supplemental Non-cash financing activities:

On August 31, 1999 issued 100,000 shares of Common Stock to acquire the patents and technology to the Intelligent Utility Meter System at
$.50 per share                                                                                   $   50,000
                                                                                                 ==========
On March 13, 2000 issued 1,000,000 shares of common stock to acquire all the assets, liabilities and common stock of Atomic Soccer, Inc. at $3.90
per share                                                                                        $3,900,000
                                                                                                 ==========
On March 14, 2000 issued 2,250,000 shares of common stock to acquire the patents, technologies and common stock of Kronos Air Technologies,
 Inc. at $3.80 per share                                                                         $8,542,969
                                                                                                 ==========


See accompanying notes to financial statements


                                                            TSET, INC.
                                               (Formerly Technology Selection, Inc.)

                                      STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

                                                 Nine Months Ended March 31, 2000
                                                                                                                        Total
                                                                      Common            Paid-in         Accumulated   Stockholders'
                                                      Shares          Stock             Capital           Deficit         Equity
                                                  --------------------------------------------------------------------------------

Balances at July 1, 1999                            24,996,330          $24,996         $   340,718     $  (442,520)  $   (76,806)

Common stock isssed at $.50 per share
 (restriced
shares) acquire the patent and technology of           100,000              100              49,900               -        50,000
the EMU unit

Common stock issued at $3.90 per share
 (restricted
   shares) to acquire 100% of Atomic Soccer Inc.     1,000,000            1,000           3,899,000               -     3,900,000

Common stock issued at $3.80 per share
 (restricted
   shares) to acquire 100 % of Kronos Air            2,250,000            2,250           8,540,719               -     8,542,969
    Technologies, Inc.

 Net Loss for the Nine Months Ended March 31, 2000           -                -                   -        (721,521)     (721,521)

                                                  -------------------------------------------------------------------------------
Balance at March 31, 2000                           28,346,330          $28,346         $12,830,337     $(1,164,041)  $11,694,642
                                                  ===============================================================================


                                          See accompanying notes to financial statements.

                                  TSET, INC.

Notes to Consolidated Financial Statements
------------------------------------------


1.   UNAUDITED FINANCIAL STATEMENTS:

     The unaudited financial statements of TSET, Inc., a Nevada corporation ("the Company"), as of March 31, 2000, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

     The unaudited consolidated financial statements for the nine months ended March 31, 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results of operations have been made to the interim financial statements. Results of operations for the three-month and nine-month periods ended March 31, 2000 and 1999 are not necessarily indicative of results of operations for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated financial statements for its third quarter ended March 31, 2000, is presented in the Company's audited financial statements for the years ended June 30, 1999 and 1998. Accordingly, the Company's audited financial statements, as contained in the Company's Form 10KSB for its year ended June 30, 1999 should be read in connection with these financial statements.

Investment in Atomic Soccer, Inc. and Kronos Air Technologies, Inc.

     The statement of operations reflects the results of operations for Atomic Soccer, Inc. and Kronos Air Technologies, Inc. for the portion of the quarter subsequent to their acquisition by the Company.

     The Company is amortizing the excess of the acquisition price (fair market value of stock given) over the tangible net assets over 15 years on the straight-line method, starting in March 2000.

     The Company acquired Kronos Air Technologies, Inc. by the issuance of 2,250,000 shares at $3.80 per share. The intangible value of the technology of $8,542,969 is being amortized over 15 years on the straight-line method.

     In the acquisition of Atomic Soccer, Inc., the Company issued 1,000,000 shares at $3.90 per share for a consideration of 3,900,000, and also absorbed a $491,788 capital deficit resulting in total goodwill for the transaction of $4,391,788.

     The Company's Articles of Incorporation authorizes 50,000,000 shares of preferred stock, no par value. No shares of preferred stock are issued and outstanding as of the date of this Registration Statement. The preferred shares have no voting rights, and other rights associated with the preferred shares have yet to be determined by the Company's board of directors. There are no present plans by the Company's board of directors to issue preferred shares or address the rights to be assigned thereto.

Item 2.   Management's Discussion and Analysis of Financial Condition and

     The Company is in the business of seeking out select investment opportunities globally among a wide range of prospects. The Company does not limit its investment opportunities to any specific business, industry or geographical location. The Company's overall objectives are to (a) increase shareholder value through creation of a broad, diversified asset base, (b) exploit of potentially large addressable markets for the good, services and technologies acquired by the Company and (c) generate current income and capital gains.

Results of Operations
----------------------

Three Months Ended March 31, 1999 Compared to March 31, 2000

     The three months ended March 31, 2000, revenue from products and services were approximately $53,428 an increase of $53,428 from the same period in 1999. The increase was due to revenues from Atomic Soccer which were included for the period subsequent to acquisition by the Company.

     Expense increased to $ 677,429 from $2,700, or $674,729 for the three months period ended March 31, 2000. The three months increase in expenditures is related to interest expense, cost of production of Atomic Soccer, Accruals and amortizations.


Nine Months Ended March 31, 1999 Compared to March 31, 2000

     The Nine months ended March 31, 2000, revenue from products and services were approximately $53,449 an increase of $53,171 from the same period in 1999. The increase was due to revenues from Atomic Soccer.

     Expense increased to $ 774,970 from $11,400, or $763,570 for the nine months period ended March 31, 2000. The nine months increase in expenditures is related to interest expense, cost of production of Atomic Soccer, Accruals and amortizations.

     Interest expense for operations for the three months period ended
March 31,2000 was $14,544 compared to $34,723 for the comparable three month period prior year. The decrease was a result of the conversion of notes during fiscal year 1999.

     No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through March 31, 2000, the Company incurred net operating losses for tax purposes of approximately $674,001. The net operating loss carry forward may be used to reduce taxable income through the year 2013. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

     Liquidity and Capital Resources
     -------------------------------

     The Company has been dependent on private placements of common stock securities, loans from private investors and the exercise of common stock warrants in order to sustain operations. In addition, there can be no assurances that private or other capital will continue to be available, or that revenues will increase to meet the Company's cash needs, or that a sufficient amount of the Company's common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the operating needs of the Company.

     On March 31, 2000 the Company had assets of $14,223,465 compared to $3,036 on June 30, 1999. The Company had a retained deficit of $1,164,041 on March 31, 2000 compared to a retained deficit of $442,520 on June 30, 1999, a increase of $721,521.

     As of March 31, 2000 the Company's working capital position decreased $1,426,310 from a deficit of $79,306 at June 30, 1999 to a deficit of $1,505,616 primarily as a result of a increase in accounts payable of $148,862, an increase accruals of $14,183, an increase in notes payable of $1,178,474, an increase in accrued payroll 692,650 and an increase in advances of $399,616.

     The Company will require outside capital to support the expansion of its operations and fund its investments in Kronos Air Technologies, Inc., Atomic Soccer USA, Ltd. and other anticipated investments. The Company is currently conducting a private placement of its current stock. The private placement consists of a minimum investment of $50,000, which equals one unit. TSET, Inc., offering a minimum of 100 Units and a maximum of 400 Units, each Unit consisting of (a) 14,286 shares of the Company's common stock, par value $0.001 per share, and (b) 14,286 stock purchase warrants exercisable at $1.00 per Warrant, at a subscription price of $50,000 per Unit. The conversion rights of the Warrants will entitle an investor to convert each Warrant into 1/2 Share; thus, the 14,286 Warrants included in each Unit convert into 7,143 Shares per Unit. The Warrants may be exercised at any time during the 5-year period next following the closing of this offering.

     Proceeds from this private placement will be used to fund Atomic Soccer's operations which will require additional capital for more inventory, receivables and fixed assets. Atomic will also consume cash to expand its marketing and sales efforts to other geographic regions in the US and eventually on an international basis. Kronos will require research and development expenditures as well as production facilities, marketing expenses and expansion of its staff to reach into various industries, which can potentially utilize its technology.

     Cash Flow
     ---------

     Net cash (used) in Operating Activities for the nine months ended March 31, 2000 and 1999 was ($683,791) and ($10,128) respectively.

     Net cash provided by financing activities for the years ended March 31, 2000 and 1999 was $399,616 and $7,297 respectively.

     The net loss from operations for the Company increased $710,393 for the nine months ending March 31, 2000 to ($721,521) from ($11,128) for the nine months ending March 31, 1999.


     Important Events and Press Releases
     -----------------------------------

Computer Thermal Imaging, Inc. (CTI)

     On November 19, 1998, the Company entered into a Marketing Agreement with CTI, which was subsequently amended on September 1, 1999. The Marketing Agreement provides that the Company will use its best efforts and marketing resources to actively market the CTI Systems in global markets. CTI, at its own expense, is obligated to provide the Company with sales materials, marketing and technical assistance in order to facilitate the placement of the CTI Systems.

     The non-exclusive marketing rights for the CTI Systems held by the Company became exclusive for a one-year period following September 1, 1999, whereby the Company has exclusive marketing rights in all countries of the Middle East, Mexico, Morocco and Indonesia. After the Company has effected sales of the CTI Systems in the aggregate cumulative amount of U.S. $4,000,000 or more, the Company's exclusive marketing rights will be extended for another one-year period, and include all countries of Central and South America. After the Company has effected sales of the CTI Systems in the aggregate cumulative amount of U.S. $10,000,000 or more, the Company's exclusive marketing rights will be further extended for another one-year period and include all countries in Europe. These exclusivity periods will be renewed for additional successive one-year periods for so long as the Company annually achieves the sales milestones described above.

     The Company will be compensated for sales of the CTI Systems under a commission fee structure at the rate of 25% of the gross proceeds thereof. Also, in connection with the first twenty-five CTI Systems only, the Company will receive shares of CTI's common stock calculated according to a formula set forth in the Marketing Agreement. The Company is exercising its marketing rights and is currently actively seeking to place CTI Systems in the above-mentioned markets. To date there have been no placements.

Acquisition of Intelligent Utility Meter System

     The Company held a special meeting of the Board of Directors of TSET on August 31, 1999, at which time they acquired, in exchange for 100,000 shares of the Company's common stock, patent and intellectual property rights relating to a technology and device know as the "Intelligent Utility Meter System". The transaction has been valued at $.50 per share or $50,000. The Company acquired this device from M&M Associates. The Company issued 100,000 shares to the twelve participants in M&M Associates in consideration for the patents and all other rights of the "Intelligent Utility Meter System".

     The actual device, to be further developed and refined, will be known as the "Electricity Management Unit" ("the EMU"). M&M Associates will receive a 10% royalty on the net profits realized by the Company upon sales of the EMU in California and Nevada, and a 1% royalty on the net profits of EMU sales globally.


Acquisition of Cancer Treatment Centers (Formerly Comprehensive Medical Services, LLC.) ("CMS")

     On September 9, 1999, the Company announced the acquisition of CMS in exchange for shares of the Company's common stock. To date, this acquisition has not been finalized, however, both companies intend to continue moving toward consummating the agreement.

     CMS is a management company concentrating on the latest medical practices relating to the treatment of cancer utilizing technologies approved by the Food and Drug Administration (FDA) and reimbursable under Medicare. Such technologies include early screening tests to determine the presence of anti-malignant antibodies in the blood. These tests are highly accurate in detecting cancers within weeks of the onset of the disease. In addition, CMS manages medical practices utilizing ultrasound and microwave hypothermia in conjunction with radiation therapy in treating superficial cancers. Hypothermia is considered to be a non-invasive and non-toxic therapy and not harmful to healthy tissues. This combination therapy is recognized as the fourth accepted modality in the treatment of cancer, is FDA approved and Medicare reimbursable, and is two to three times more effective than radiation therapy alone.


Acquisition of Atomic Soccer

     The Company completed the acquisition of Atomic Soccer, Inc. on March 13, 2000 via the issuance of 1,000,000 shares of its common stock for 100% of the outstanding shares of Atomic Soccer, Inc. Atomic Soccer makes and distributes soccer uniforms. Atomic Soccer has incurred losses since its inception in 1996 and incurred a loss of $13,692 for the second half of March, while it's included in the Company's consolidated statement of operations for the three and nine months ended March 31, 2000.

BioPulse International, Inc. ("BioPulse") Joint Venture

     On December 9, 1999, the Company signed a letter of intent "LOI" with BioPulse to jointly perform a study and evaluation to determine, among other things, whether a business opportunity exists in The Peoples' Republic of China for BioPulse's cancer treatment modality known as "insulin-induced hypoglycemic therapy"(the Therapy). A final agreement has not been executed to date.

     The "Therapy" utilizes the intravenous introduction of insulin in order to substantially lower blood sugar levels, thereby inducing a carefully-supervised hypoglycemic condition which specifically targets and destroys cancer cells, while leaving healthy cells unharmed, all with no adverse side effects. BioPulse's use of the Therapy, together with a comprehensive detoxification, fortification program and nutritional and lifestyle education, creates an integrated, "systemic" approach to the treatment of cancer which BioPulse and the Company believe is reliable and effective and of significant merit and value.

Acquisition of Kronos Air Technologies, Inc. (Kronos)

     The Company also completed the acquisition of Kronos Air Technologies, Inc. (Kronos) on March 14, 2000 for 2,250,000 share of its common stock. Kronos is a device that can move and clean commercially viable amounts of air or other gases with no moving parts or filters in a highly energy efficient manner. The Kronos device purifies air from contaminates and can be made in a variety of sizes and shapes to fit particular specifications and can be adapted to existing hardware. The Company advanced $84,000 in March 2000 towards the development of the technology, and more recently advanced $83,500 in May 2000 for further work. Kronos Air Technologies, Inc. did not begin conducting operations until April 2000. There are no losses from development and research expenses for the three and nine months ended March 31, 2000.


Acquisition of EdgeAudio.Com, Inc. (EdgeAudio)

     The Company completed the acquisition of EdgeAudio on May 4, 2000. EdgeAudio is an Oregon corporation who manufactures home theater speakers and other accessories and sells its products directly to consumers from its Website. The speakers are made from top-grade materials, including South American hardwood, at a tariff-free maquiladora production facility in Ensenada, Mexico and will include new DiAural Circuit technology. This new technology is a cross over technique that allows for proper communications and interaction between transducers (woofers, mids, and tweeters). The idea underlying the DiAural Circuit is to overcome the biggest problem faced in speaker design, namely the impracticality of reproducing a wide range of audio wavelengths with a single driver. EdgeAudio is a licensee of the DiAural Circuit, and is the first speaker manufacturer in the world to introduce this technology in speaker systems priced for the mass market.


Acquisition of Cancer Detection International, LLC (CDI)

     The Company completed the acquisition of CDI on May 4, 2000. CDI engages in the business of performing state of the art blood laboratory analysis for the early detection of cancer. CDI utilizes specialized processing and handling of blood serums to be laboratory assayed in order to identify the presence and the level of anti-malignin antibodies in the patient. The blood analysis utilized by CDI has recently been approved by the FDA and is covered by Medicare and most other insurances.


Part II. - Other Information

ITEM 1.   Legal Proceedings

     On January 13, 2000, the Company initiated legal proceedings in Clackamas County, Oregon against Foster & Price Ltd., an Isle of Man corporation (the Defendant). The Company was seeking, among other things, a judicial declaration that a certain Term Sheet signed by the Company and the Defendant, was lawfully terminated by the Company, due to the Defendant's failure to perform certain terms thereunder and is null and void, and that the Company and the Defendant have no further contractual obligations between them. The Defendant claimed entitlement to the issuance of 10,000,000 shares of the Company's common stock, notwithstanding the Defendant's nonperformance of certain important obligations under the Term Sheet.

     On March 16, 2000, Foster & Price, Ltd. filed a lawsuit against the Company and its current directors, in the U.S. District Court for the Central District of California. The Company believes the lawsuit filed against them is simply a retaliation and intends to pursue the matter in a proper judicial manner. Both instances of litigation have been made a matter of public record.

ITEM 5.   Other Information

Acquisition of EdgeAudio.Com, Inc. (EdgeAudio)

     The Company plans to complete the acquisition of EdgeAudio on May 4, 2000. EdgeAudio is an Oregon corporation who manufactures home theater speakers and other accessories and sells its products directly to consumers from its Website.


Acquisition of Cancer Detection International, LLC (CDI)

     The Company completed the acquisition of CDI on May 4, 2000. CDI engages in the business of performing state of the art blood laboratory analysis for the early detection of cancer. CDI utilizes specialized processing and handling of blood serums to be laboratory assayed in order to identify the presence and the level of anti-malignin antibodies in the patient. The blood analysis utilized by CDI has recently been approved by the FDA and is covered by Medicare and most other insurances.

ITEM 6.   Exhibits and Reports on Form 8-k

     (a)  Exhibits

          27   Financial Data Schedule

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TSET, Inc,
                                  (Registrant)



Date:   May 31, 2000      By: /s/ Jeffrey D. Wilson
                          -------------------------
                          Jeffrey D. Wilson
                          (Chief Executive Officer)


Date:   May 31, 2000      By:  /s/ Li Weijing
                          -------------------
                          Li Weijing
                          (Director)