Form 10-K
period 2000-08-30
TSET INC
filed 2000-10-24
CIK 1108248

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended June 30, 2000


[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                   to
                                     ----------------    --------------

                       Commission file number 000-30191

                                  TSET, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

    Nevada                                                87-0440410
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                       Identification No.)

333 South State Street, PMB. 111, Lake Oswego, Oregon            97034
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                     (Zip Code)

                               (503) - 293-1270
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock par value $ .001 per share
--------------------------------------------------------------------------------
                               (Title of Class)

     Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                    Yes  [X]                         No [_]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     State issuer's revenues for its most recent fiscal year: $306,071

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $42,152,909 as of August 30, 2000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,656,661 shares of common stock were outstanding as of August 30, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

-----------------------------------------------------------------------------

                                   TSET, INC.

                                   FORM 10-K

                                 ANNUAL REPORT


                               TABLE OF CONTENTS


Available Information.....................................................    2

                                    Part I

ITEM 1.  Our Business.....................................................    2
ITEM 2.  Description of Our Properties....................................   15
ITEM 3.  Legal Proceedings ...............................................   16
ITEM 4.  Submission of Matters to a Vote of Security Holders .............   16

                                    Part II

ITEM 5.  Market for Our Common Equity and Related Stockholder Matters.....   16
ITEM 6.  Selected Financial Data..........................................   18
ITEM 7A. Management's Discussion and Analysis of Financial Condition and
         Plan of Operation................................................   18
ITEM 7B. Quantitative and Qualitative Disclosures about Market Risk.......   18
ITEM 8.  Financial Statements.............................................   18
ITEM 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.........................................   18

                                   Part III

ITEM 10. Our Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Act................   19
ITEM 11. Executive Compensation ..........................................   21
ITEM 12. Security Ownership of Certain Beneficial Owners and Management...   21
ITEM 13. Certain Relationships and Related Transactions...................   21
ITEM 14. Exhibits and Reports on Form 8-K ................................   21
         (a)     Financial Statements
         (b)     Information pertaining to any 8-K reports filed
                 during the last quarter.
         (c)     Exhibits

                             AVAILABLE INFORMATION
                             ---------------------

     We are subject to the reporting requirements of the Securities and Exchange Commission (the "Commission"). We file periodic reports, proxy statements and other information with the Commission under the Securities Exchange Act of 1934. We will provide, without charge, to each person who receives a copy of this filing, upon written or oral request, a copy of any information that is incorporated by reference herein (not including exhibits to the information that are incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Requests should be directed to: TSET, Inc., Attn:
Richard A. Papworth, Chief Financial Officer, 333 South State Street, PMB. 111, Lake Oswego, Oregon 97034, voice: (503) 598-1900, fax: (503) 968-0867. Our
Internet address is www.tset-net.com. However, the information contained on our web site is not part of this document.

     For further information with respect to us, you may inspect without charge, and copy our filings, at the public reference room maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of this material may also be obtained from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information about the public reference room is available from the Commission by calling 1-800-SEC-0330.

     The Commission maintains a web site on the Internet that contains reports, proxy statements and other information regarding issuers that file electronically with the Commission. The Internet address of the site is www.sec.gov. Visitors to the site may access such information by searching the EDGAR archives on this web site.



                                    Part I

ITEM 1.  Our Business

Introduction; Overall Strategic Objectives

     TSET, Inc., a Nevada corporation having its principal executive offices located in Lake Oswego, Oregon (the "Company"), is in business to seek out select business opportunities globally among a wide range of prospects that either satisfy the Company's general acquisition and investment criteria (collectively, the "Investment Criteria") or merit variation therefrom, enhance the Company's asset base, and increase shareholder value.

     The Company believes that the fundamental value to prospective investors of an investment in the Company derives from two primary sources:

          (1) A redirected, energetic, and aggressive business course charted since April 1999 by new executive management, which turned the Company in the direction of evaluating a broader, more diversified range of investment and acquisition opportunities and exploiting potentially large addressable markets, all as evaluated through the application of the Investment Criteria established by new management and management's flexibility of discretion in the application or waiver thereof; and

          (2) The significant accomplishments of new management during the fiscal year ended June 30, 2000, despite limited resources, in successfully negotiating and consummating a series of investments, which are believed to have already created the potential for significant future economic value to the Company and appreciation of shareholder value.

     Simply stated, the Company's overall strategic objectives are to (a) increase shareholder value through creation of a broad, diversified asset base,
(b) exploit potentially large addressable markets for the goods, services, and technologies acquired by the Company, and (c) generate current income and capital gains. To achieve these objectives, the Company plans to continue its investment and acquisition activities for its own account, or facilitate participation in such opportunities by other persons or entities with whom the Company has, or wishes to establish, a business relationship. The Company does not restrict its search for opportunities to any specific business, industry, or geographical location, thus reserving maximum flexibility to participate in a business venture of virtually any nature anywhere in the world.

Description of Business

     Corporate History; Capitalization

     TSET, Inc. (formerly, Technology Selection, Inc.), a Nevada corporation was originally organized on September 17, 1980 as Penguin Petroleum, Inc. ("PPI") under the laws of the State of Utah. Stockholders approved a name change of the corporation on October 6, 1982 to Petroleum Corporation of America, Inc. On December 29, 1996, stockholders approved a reorganization whereby they exchanged their stock on a one-for-one basis with Technology Selection, Inc., a Nevada corporation ("TSI"). TSI's shares began trading on the over-the-counter bulletin board exchange on August 28, 1996 under the symbol "TSET." On November 19, 1998, TSI changed its name to TSET. The Company has confined most of its activities to classifying market and commercial targets, and investigating potential investment and acquisition opportunities and has not, to date, generated significant operating revenues. The Company has never been party to any bankruptcy, receivership, or similar proceedings and, other than noted above, has not been party to any material reclassification, merger, consolidation, or purchase or sale of significant assets not in the ordinary course of its business.

     As of June 30, 2000, the authorized capital stock of the Company consisted of 500,000,000 shares of common stock, par value $0.001 per share, of which 30,651,661 shares were issued and outstanding. No single stockholder owns 5% or more of the Company's common stock. Although the Company's articles of incorporation authorize a class of preferred stock, no shares of preferred stock are outstanding as of June 30, 2000. The Company's transfer agent is Merit Transfer Company in Salt Lake City, Utah.

     More detailed information relating to the Company is set forth in the Company's registration statement on Form 10-SB.

     Corporate Business

     Under previous management, the Company was focused on seeking diversified import and export transactions involving select business opportunities, technologies, and commodities in The Peoples' Republic of China, and to assist and facilitate certain activities of a client company, Computerized Thermal Imaging, Inc. ("CTI") (over-the-counter bulletin board symbol "COII"), in the development of the Chinese market for CTI's thermal imaging medical diagnostic systems (the "CTI Systems"). With the downturn experienced in most Asian economies during the mid-to-late-1990s, the Company realized that a different business approach was required for the Company to achieve positive operating results. The Company's overall strategic objectives have evolved, since April 1999, under the direction of new executive management, to investigate and pursue a broader range of investment and acquisition opportunities. While the development of business opportunities in The Peoples' Republic of China remains of interest to the Company, management realistically believes that the climate for such opportunities will be more conducive when Chinese economic and political conditions improve. If there is general and appreciable improvement in the Asian economic climate, the Company believes these opportunities could eventually form an important dimension of its business. Nevertheless, the Company has expanded its strategic goals to seek out opportunistic scenarios, which the Company believes may enable it to increase and compound its assets and stockholder value through investment, acquisition, merger, capital gains, and current income.

     The Company now seeks to participate in select transactions among a wide range of prospects, both domestically and internationally, either for its own account or as a principal in or facilitator of select transactions undertaken by other persons with whom the Company has, or wishes to establish, a business or contractual relationship. Taking an opportunistic approach, the Company will also seek to match large addressable markets with products or services which the Company believes will satisfy all or some element of such markets to create an overall seamless business transaction, thus minimizing to the Company the risks attendant in addressing such markets or inherent in the product or service in question. The Company is in the early stages of implementing its expanded plan of business and intends to focus its principal attention on the execution thereof in the near term.

     Occasionally the Company becomes aware of acquisition and investment opportunities which, upon further review, do not satisfy the Investment Criteria (and management does not elect, in its sole and absolute discretion, to waive the Investment Criteria and proceed with the investment) or in which the Company elects not to participate. In such circumstances, the Company may seek to obtain a broker or agent relationship relating thereto, such that the Company can seek the placement of such opportunities with qualified participants or otherwise facilitate completion of the transaction by providing consulting, professional, or financial resources.

     In addition, the Company's chairman and chief executive officer, Jeffrey
D. Wilson, has had extensive experience in international business transactions, foreign market entry, and government lobbying. The Company believes that Mr. Wilson's experience may open new areas of opportunity in which the Company might otherwise be unable to participate. In select cases, the Company may exploit this capability by acting as a consultant or advisor in connection with such transactions. Management believes that making these capabilities available may enable the Company to participate in such transactions, or through such relationships become aware of other business or investment opportunities which the Company could pursue; however, the Company does not anticipate that these activities will result in significant revenues in the near future, nor does it intend to emphasize this line of activities at the expense of its investment and acquisition objectives.

          General Investment Policies and Criteria

     In connection with its efforts to achieve its overall strategic goals, the Company reviews numerous acquisition and investment opportunities introduced to it by third parties, stockholders, and management. The Company has developed the Investment Criteria to aid evaluation of such opportunities. Briefly summarized, the Investment Criteria are as follows:

          A. Established or mature goods, services, or technologies, or those believed likely to be capable of commercialization in the near future through further capital infusion and development.

          B.   Potentially large addressable markets.

          C. Potential for current income (through sales, licensing, or other activities) which can be distributed to the Company, or capital gains.

          D.   Ability to acquire complete or controlling ownership.

          E. Competent management in place, capable of continuing to handle day-to-day operations and prudently manage financial resources with minimal supervision or intervention by the Company.

          F. Clear ownership of, or continuing lawful and contractual access upon commercially reasonable terms to, intellectual property rights upon which the enterprise relies, in whole or substantial part, in the conduct of business; a coherent and achievable plan of expanding intellectual property rights protections (through patenting and other appropriate means); and effective security and enforcement mechanisms and policies to protect against infringement.

     The Investment Criteria are intended to be thematic in nature, providing guidance in making investment decisions based upon the considerations addressed thereby, but are not intended to be restrictive. Accordingly, in appropriate cases and in order to give management greater flexibility to adapt to the specific circumstances of the opportunity in question, the Company may change or waive application of the Investment Criteria. Thus, the Investment Criteria provide a useful tool for evaluation of opportunities, in a broad sense, but are not always, of themselves, determinative of the Company's final investment decision.

     The Company utilizes the Investment Criteria initially in making a general threshold determination whether an opportunity merits further, more detailed evaluation. After making this initial determination, the Company applies the Investment Criteria, as a form of template, to seek to further determine whether and to what extent the opportunity conforms thereto. If the opportunity satisfies some or all of the Investment Criteria, the Company may decide to proceed further to negotiate investment or acquisition terms, enter into letters of intent, perform due diligence investigations, and in due course negotiate and conclude definitive legal documentation. In some cases, an opportunity may not precisely satisfy all or any of the Investment Criteria, but the Company may determine that such opportunity is unique and has significant potential value such that the Company believes that waiver of all or certain of the Investment Criteria is appropriate, and that the potential value to the Company of participating in such opportunity may outweigh the risks inherent in such participation.

     Therefore, in certain cases where a particular opportunity is believed to have significant potential value to the Company but does not precisely conform to the Investment Criteria, the Company may nevertheless proceed with a transaction even if the opportunity is still formative in nature (i.e., is an entrepreneurial, start-up, or early development stage opportunity). For example, the Company may determine that a waiver of the Investment Criteria is particularly appropriate in cases where an opportunity complements or is adjunctive to the technology or business of a Subsidiary or the Company's strategic partners, or if the Company believes that capital infusions and support from the Company's management, in conjunction with the opportunity's existing management, may enhance the potential economic value of the opportunity, or the technology or business of a Subsidiary or strategic partner.

     To the maximum extent possible, the Company seeks to effect such investments or acquisitions with shares of its common stock, thereby reserving available cash resources for subsequent infusion to assist in the growth and development of the underlying business.

     Once the Company has made investments or acquisitions in what management believes is a sufficient number of opportunities (taking into account the Company's then-existing management and financial resources), the Company will then concentrate its attention and efforts on the further growth, development, and value enhancement of such opportunities. Because the Company tends to emphasize investment or acquisition of opportunities having competent management in place, the Company believes that the cross-benefits arising out of the ability to then utilize the skills and experience of existing management (and the potentially beneficial resulting continuity of management) will accelerate the more rapid and efficient further growth, development, and enhancement of such opportunities.

     The Company has set no arbitrary substantive or geographical limits on the type of business and investment opportunity it considers or has interest in, and has during the past year reviewed opportunities in the healthcare, medical, environmental, telecommunications, entertainment, and sports apparel areas. The Company perceives that potentially valuable and viable opportunities exist in a wide range of diversified industries and markets globally, and reviews each opportunity on its own merits.

     Investments and acquisitions will be made primarily for possible capital gain as well as current income. The Company may also assist enterprises it invests in or acquires in achieving access to public capital markets (either through spin-offs into public vehicles or public financing) and, if successful, intends to retain an appropriate ownership interest therein.

     Meeting Capital Requirements

     On May 5, 2000 the Company initiated a private placement to raise $5,000,000 to $20,000,000. The proceeds of this Offering will be applied, among other things, to (a) funding financial obligations to the Subsidiaries and increasing shareholder value by seeking out and participating in additional investment and acquisition opportunities which satisfy the Investment Criteria, and (b) recruiting and hiring additional executive management, management and employee compensation, administrative expenses, engagement of third party professionals to assist in various aspects of the Company's financial and financial reporting, legal, securities law compliance, and corporate activities and investment and acquisition transactions, procurement of necessary policies of insurance (including key person and director and officer liability coverage), establishment and implementation of management and employee stock option, incentive, and benefits plans, and satisfying applicable requirements for a NASDAQ Large Capital National Market Listing.

     Important Events

     The Company has recently commenced implementation of its redirected plan of business by making certain acquisitions and investments, and establishing strategic relationships. Since April 1999, the Company has created several relationships that are believed to be of potentially substantial value to the Company, described below.

  Strategic Relationship with Computerized Thermal Imaging, Inc. On November 19, 1998, the Company entered into a Marketing Agreement with Computerised Thermal Imaging, Inc., a Nevada Corporation ("CTI), which was subsequently amended on September 1, 1999 (collectively, the "Marketing Agreement"). The Marketing Agreement provides that the Company will actively market the CTI Systems in certain global markets. Under certain circumstances, the Company's marketing rights can become exclusive and, if successful in placing CTI Systems within these markets, the Company may earn commission revenues. The Marketing Agreement was voluntarily terminated by the Company and CTI on August 29, 2000.

  Acquisition of Kronos Air Technologies, Inc. On March 13, 2000, the Company signed definitive agreements for the acquisition of Kronos Air Technologies, Inc., a Nevada corporation ("KAT"), a research and development company having headquarters in Redmond, Washington. KAT owns all of the intellectual property rights, including certain patents pending, for a technology known as "Kronos(TM)" (formerly named the "electron wind generator"). The Company acquired all of the issued and outstanding shares of KAT in exchange for shares of the Company's common stock (thus constituting KAT as a wholly-owned subsidiary of the Company) and will be represented on KAT's board of directors. KAT's executive management will remain in place and bear responsibility for KAT's day-to-day operations.

  KAT will engage in further development (including additional patent applications), licensing, deployment, and exploitation of the Kronos(TM) technology and devices incorporating the Kronos(TM) technology in a full range of automotive, military, hospital/medical clinic, medical equipment, hotel, and home applications (collectively, the "Core Applications"). Given the high degree of versatility of the Kronos(TM) technology, KAT will focus initially on the exploitation of the Kronos(TM) technology in the Core Applications; applications beyond this initial focus will be evaluated subsequently. These activities will be undertaken with a view to, among other things, direct the design, prototyping, and commercialization of devices embodying the Kronos(TM) technology in the Core Applications, examine manufacturing, production, and marketing options, establish licensing relationships with strategic partners to facilitate adaptation of the Kronos(TM) technology to the specific applications desired by such partners, establish, perfect, and police U.S. and international patent and intellectual property rights, and otherwise seek to maximize the economic value of the Kronos(TM) technology. The Company believes that these activities will enable exploitation of the potentially substantial economic value of the Kronos(TM) technology and result in the generation of licensing and product revenues, thus optimizing shareholder value from the Company's acquisition of KAT. The Kronos(TM) technology is U.S. patent pending, and a number of additional related patent filings for the U.S. and internationally are planned for the coming year. New patents and other rights relating to the Core Applications will be owned by KAT.

  Kronos(TM) is a highly versatile and multiple use technology that enables the movement of air and gases at potentially high velocities while, among other things, removing odors, smoke, pollens, viruses, bacteria, and other pathogens and particulates from the surrounding air supply; indeed, one of the most highly beneficial characteristic of Kronos(TM) is its ability to kill (not simply remove) pathogens. Kronos(TM) can be embodied in a silent, non-vibrating, non-turbulence producing, energy-efficient, multi-functional device, which is easily and wholly scalable and can be made into any shape and size; it is therefore easily adaptable to existing infrastructure, hardware, and HVAC and other ducting, and is capable of deployment in a wide range of applications. Because it has no moving parts, a Kronos(TM) device is virtually maintenance free. A Kronos(TM) device can be utilized wherever a clean, controlled, and uniform air or other gas movement system is desirable; it combines the benefits of air movement, air cleaning, odor removal, limited "oxygen plus" production, and static control (as a Kronos(TM) device can produce either positive or negative ions, as needed), all in one simple, universal, and efficient device. There are a number of crucial advantages to the Kronos(TM) technology, which can conceivably be used anywhere air movement is desired, from microelectronics to large industrial blowers and fans. In summary, the primary distinctions of a Kronos(TM) device are its ability to move air and gases at potentially high velocities, its silence and energy efficiency, as well as the proprietary concepts imbedded therein. The Company and KAT believe that there is very limited, if any, competition for Kronos(TM) devices -- although there are certain existing commercially available devices which purport to offer some of the beneficial elements of Kronos(TM), the Company and KAT believe that none of them combine and provide all of the unique combinations of technology and performance characteristics and capabilities which are possible in devices embodying the Kronos(TM) technology.

  The Kronos(TM) technology has been developed to the point of simplicity and elegance, but the underlying science is very sophisticated. Scientifically speaking, Kronos(TM) employs ion generation in the field of corona discharge with further acceleration of ions that in turn give a boost to air or other gas molecules. When gas ions emit from the surface of so-called corona electrodes and are accelerated by electric fields in a Kronos(TM) device, the ions entrain the bulk gases, causing instantaneous air or gas movement at potentially high velocities. Because the Kronos(TM) air movement system is a silent, non-turbulent, and energy efficient air movement and cleaning system, it is ideal for air circulation, cleaning and odor removal in all types of buildings as well as compact, sealed environments such as airplanes and submarines. Additionally, because it is inertialess (i.e., no moving parts or fans), a Kronos(TM) device can instantly block or reverse the flow of air between adjacent areas for safety in hazardous circumstances, such as the leakage of nuclear materials, and can remove smoke, pollen, viruses, bacteria, and other pathogens and particulates from the air supply. The Company and KAT believe that the benefits provided by Kronos(TM) as described above cannot be matched by other known technologies. The next generation Kronos(TM) device already designed and prototyped by KAT will produce air movement exceeding the current velocity at 1,600 feet per minute. Components for the manufacture of Kronos(TM) devices in virtually any application are readily available and inexpensive, thus enhancing its cost competitiveness in the markets KAT will seek to address.

     The general president of Sheetmetal Workers International Association (the "SWIA") has endorsed the Kronos(TM) technology. The SWIA was among the first to become aware of and appreciate the potential extensive applications of the Kronos(TM) technology in the HVAC market. Early on, the SWIA organized meetings with Deputy Secretary of Energy Gerald Boyd and an executive of Battelle Labs (U.S. Department of Energy-funded labs, which includes the Pacific Northwest National Laboratory (the "PNNL") in Richland, Washington), Billy Shipp. At this meeting, Mr. Boyd indicated to Mr. Shipp and the SWIA that he wanted the technology commercialized for several Department of Energy uses and requested their cooperation to accomplish this goal. As a result, two years of Lab-Directed Research and Development ("LDRD") funding at Battelle PNNL was provided for further advancement of the technology. Such funding took the form of several LDRD grants and Technical Assistance Program ("TAP") grants (administered by Battelle PNNL and funded by the Department of Energy), and included the work of as many as six scientists who were experts in the field of corona technologies and air movement science. Additionally, an entire section in the new corona laboratory at Battelle PNNL was constructed and equipped specifically for testing devices embodying the Kronos(TM) technology. Under the TAP funding, tests were done at the Battelle PNNL wind tunnel under the direction of Battelle PNNL experts.

     The tests performed demonstrated that the ozone (or "oxygen plus") levels produced by the Kronos(TM) device tested were within NIOSH (a U.S. government regulatory agency) standards even directly at the outlet. Further, contrary to popular wisdom, these tests demonstrated that the tested device produced from two to ten times as much cubic feet per minute ("cfm") per watt of electricity the most efficient conventional fans available for comparison. Wind tunnels tests showed the Kronos(TM) device to be very effective at removing particulate materials, including dust and pathogens, from the air stream. Significantly, when tested on a particularly difficult bacterial agent, the Bg bacteria which the U.S. military uses as a simulant for anthrax, a 95% of such agent was killed or removed on the first pass of the air stream through the Kronos(TM) device.

     The affiliation with Battelle PNNL resulted in an introduction to the U.S. government's National Security Division (the "NSD"), affiliated with Battelle PNNL; the NSD is charged with the responsibility of bringing technologies projects to the U.S. military from all national labs, and eventually to General Dynamics Corporation ("General Dynamics"). KAT currently has in place a development contract with Bath Iron Works, a General Dynamics company. The first installation of a Kronos(TM) device under this contract will be on a U.S. naval vessel, the battleship USS Winston Churchill which is scheduled for completion in October 2000. General Dynamics has expressed an interest in licensing the Kronos(TM) technology for military uses and negotiations are currently in process. Another General Dynamics company, Advanced Technology Systems, has joined with KAT and Bath Iron Works to write a joint proposal for funding from the Office of Naval Research. Response to that proposal has thus far been encouraging. In addition, KAT and Bath Iron Works have proposed directly to the U.S. Navy a contract to evaluate the effectiveness of the Kronos(TM) device for broader deployment on living spaces in destroyers in the DDG51 series.

     A grant was also awarded by DARPA/U.S. Department of Defense-funded Spokane Intercollegiate Research & Technology Institute ("SIRTI") for 18 months, being one of only 17 companies (and the first from western Washington) ever to receive this award. This SIRTI grant provided slightly more than $200,000 cash, and also included the work of a full staff including attorneys, experienced business persons, and a public relations company, all of which were assigned to assist in advancing the commercialization of the Kronos(TM) technology; the SIRTI grant also included the very valuable work of Dr. Lee Philipp, head of the electrical engineering department at the Richland, Washington campus of Washington State University, and a full-time graduate student. The graduate student was an expert in computer modeling of electrical fields and accomplished hundreds of pages of valuable computer-generated information. Under the SIRTI grant, another group in the business department of Washington State University performed extensive market research studies.

     In February 1999, the Kronos(TM) technology was selected as one of twelve top technologies to be presented at the National Renewable Energy Laboratories forum held in Seattle, Washington. Considerable interest in the Kronos(TM) technology was expressed at this forum.

     Since 1996, six generations of prototype Kronos(TM) devices have been developed. Funding to date has been provided by contributions from KAT's stockholders and from the above-mentioned U.S. government grants. Through capital infusions to be provided by the Company, KAT will, among other things, design pre-manufacturing models of devices embodying the Kronos(TM) technology and expand research and development in the Core Applications, arrange strategic relationships in the area of the Core Applications, negotiate agreements for licensing of the Kronos(TM) technology, and undertake other related activities designed to exploit the economic value of the Kronos(TM) technology, all under the planning, direction, and supervision of KAT's management.

     The Company and KAT believe that Kronos(TM) can be a viable solution to a growing problem facing the hotel industry, known as the "sick building syndrome." Apart from the various chemicals that are in walls and ceilings, bacteria and viruses can grow undisturbed within the warm and humid air ducts and supply air to the rooms. By integrating Kronos(TM) devices into each room, hotels can prevent the "sick building syndrome" from occurring and reduce power consumption, as compared with current air purification and air conditioning systems. (For reference, published hotel industry statistics indicate that, as of September 1998, the top ten hotel ownership and management companies had approximately 2,500,000 rooms in the U.S.)

     The Company and KAT believe that Kronos(TM) can also solve the air quality problems associated with chemical contaminants and microbial agents in hospitals, medical clinics, nursing homes, and assisted living facilities. Current filtration systems used in hospital central HVAC units only filter and collect, but, significantly, do not kill, airborne pathogens. If the filters in these systems become full or clogged, airflow can be greatly reduced and some amount of pathogens can actually escape and be re-circulated back through air ducts, endangering the life and health of patients. The typical hospital practice of simply exchanging large quantities of indoor air for outdoor air, and the resulting heating or cooling of the incoming outdoor air, is inefficient and costly, when compared with the benefits which could be achieved through use of the Kronos(TM) technology. Kronos(TM) devices are able to kill airborne bacteria, viruses, and other pathogens, are silent and energy efficient, and can sterilize the circulating air, thus reducing incidences of airborne infections. In addition, indoor air can be purified and re-circulated, thereby preventing heat and energy loss. (For reference, published industry statistics indicate that, as of 1999, there were more than approximately 1,000,000 registered hospital beds in the U.S. The market opportunity for Kronos(TM) becomes more compelling when the approximately 69,000 beds in the eight largest assisted living facilities chains in the U.S. and approximately 3,300,000 beds in the seven largest nursing facilities chains in the U.S. are added. KAT is conducting market and industry research to determine the approximate number of medical clinics in the U.S.; the number is believed to be substantial.)

     Again indicating the importance of its strategic relationship with CTI and its objective of augmenting the same, the Company plans to ensure the coordination of development and deployment of Kronos(TM) technology so that it can be integrated into CTI Systems in CTI's climate-controlled facilities as well as in hospital rooms and medical clinics in which CTI Systems are used. The Company's proposed acquisition of Cancer Treatment Centers, Inc. (see the discussion below) and the objective of outfitting up to 100 cancer treatment centers with CTI Systems for the integrated, seamless diagnosis and treatment of cancer is one indicator of the Company's plans for the medical equipment and hospital/medical clinic element of the Core Applications. The Company and KAT are conducting market and industry research to determine the addressable market for integration of the Kronos(TM) technology into medical equipment.

     The Company and KAT believe that the Kronos(TM) technology will have significant applications in residential dwellings and commercial buildings (to combat the "sick building syndrome" and for air purification) and the automotive industry (as a potential replacement for automotive fans and catalytic converters), and that the addressable market for these applications will be substantial. In the case of residential dwellings and commercial buildings, the Company and KAT believe that a Kronos(TM) device will be clearly superior to any other device purporting to provide the same benefits. In the case of the automotive industry, a Kronos(TM) device will be wholly novel and revolutionary. The Company and KAT intend to adapt the Kronos(TM) technology for these applications, and are presently conducting research to determine the size of the addressable markets in the automotive industry. (The concept of "addressable market" assists the Company and KAT to quantify the potential market in which the Kronos(TM) technology and devices could be deployed and the potential revenues which could be earned therefrom, to enable informed decision-making about whether to expend management and financial resources in the development of such market.)

  Acquisition of Atomic Soccer USA, Ltd. On March 6, 2000, the Company signed definitive agreements for the acquisition of all of the issued and outstanding shares of Atomic Soccer USA, Ltd., ("Atomic"). The Company acquired all of the issued and outstanding shares of Atomic in exchange for shares of the Company's common stock (thus constituting Atomic as a wholly-owned subsidiary of the Company) and will be represented on Atomic's board of directors. Atomic's executive management will remain in place and bear responsibility for Atomic's day-to-day operations.

     Atomic, with headquarters in Madison, Wisconsin, makes and distributes soccer uniforms under the "A" label, and basketball, volleyball, lacrosse, and hockey uniforms under the "BAHR" label. Atomic's management believes that the addressable U.S. market for these two lines of sports apparel is approximately $250,000,000. Atomic's sports apparel is sold to catalog companies, team sporting goods dealers, and screen printers, which in turn sell such apparel primarily to schools and recreational athletes. Atomic seeks to provide a high quality product at reasonable prices and, to accomplish these goals, designs its own products, uses some of the same fabrics as are used by larger brand names, and carefully monitors cost and quality.

     A majority of Atomic's product line is sold through independent sales representatives. Close relationships with these representatives and customers, as well as control over its sewing operations, enables Atomic to keep readily abreast of trends and opportunities in the sports apparel market. Atomic has to date been successful in becoming a significant factor in the sports apparel markets it addresses and believes there is room for considerable additional expansion of its market share. The Company and Atomic are presently considering certain acquisition opportunities in this regard. The "A" line of products are sold in 17 states, with an estimated 10-15% market penetration in those states; "BAHR" line products are currently sold in only 5 states, with an estimated 5-10% market penetration therein. As cash flows permit, Atomic intends to expand into the rest of the U.S. and other global markets. Heretofore, Atomic has consciously limited growth in order to control cash flow and guarantee timely delivery. With capital infusions from the Company, Atomic's management believes more substantial market development, and further growth and market penetration can occur. Atomic's management estimates that total potential domestic sales for the "A" line products are approximately $30,000,000 per year, and approximately $100,000,000 for "BAHR" line products.

     The Company is contemplating the acquisition of Atomic S.A. de C.V., a maquiladora cut-and-sew facility in Ensenada, Mexico, at which a majority of Atomic's sports apparel is produced under a "sole source" arrangement. This facility is sized to produce a constant amount of product, rather than produce and hold sizable inventories to accommodate large spikes in seasonable demand. As sales continue to grow and exceed the facility's capacity, the feasibility of increasing that capacity or relocating to larger facilities will be explored. Atomic contracts some goods to third party cut-and-sew vendors in the U.S., which enables Atomic to cope with the seasonality of sales and fill large orders without exhausting existing inventory levels or causing delays in filling customer orders. These vendors are able to quickly deliver large orders, which in turn increase inventory turnover.

     The Company's expected source of income from its acquisition of Atomic will primarily be distributions of profits generated by Atomic's operations, and capital gains as the value of Atomic's business appreciates.

  Acquisition of EdgeAudio.com, Inc. On May 4, 2000, the Company signed definitive agreements for the acquisition of EdgeAudio.com, Inc., an Oregon corporation ("EdgeAudio"), having its principal offices in Lake Oswego, Oregon and its research and development group located in Ogden, Utah. The Company acquired all of EdgeAudio's issued and outstanding shares in exchange for shares of the Company's common stock (thus constituting EdgeAudio as a wholly-owned subsidiary of the Company) and will be represented on EdgeAudio's board of directors. EdgeAudio's executive management will remain in place and bear responsibility for EdgeAudio's day-to-day operations.

     EdgeAudio manufactures and sells home theater speaker systems (collectively, the "Speaker Systems"). Sales of the Speaker Systems and certain accessories are made directly to consumers via the Internet from EdgeAudio's web site at www.edgeaudio.com. The Speaker Systems are manufactured from top-grade materials at a 25,000 square foot, tariff-free maquiladora production facility in Ensenada, Mexico. EdgeAudio seeks to address the rapidly growing market for high quality, affordable home theater speaker systems. The initial Speaker System offered by EdgeAudio are priced at $1,399 for a complete set, which consists of four satellite speakers, one center speaker, and a powered, isobaric subwoofer.

     With corporate funding to be provided by the Company, EdgeAudio will seek to, among other things, become a brand name widely known for the value and performance of the Speaker Systems and capture up to 5% of the market for home theater speaker systems; in addition, EdgeAudio will seek to accelerate achievement of its business performance milestones. EdgeAudio plans to achieve these objectives through, among other means, aggressive pricing while maintaining high margins through efficient manufacturing and use of e-commerce technology to reach prospective customers directly, and through expansion of its product lines to cover the most popular home theater configurations. Unlike many so-called "dot-com" companies that sell products at a loss and generate little, if any, income, EdgeAudio has a defined product that can be sold at prices within reach of ordinary consumers while retaining high margins. Indeed, EdgeAudio's manufacturing-driven "click and mortar" strategy more closely resembles that of Dell Computer (in that EdgeAudio has tangible products which can be sold to consumers at a profit) than those of unprofitable so-called "e-tailers." Based on its research, EdgeAudio believes that use of the Internet of the Speaker Systems will be a particularly effective sales method and will facilitate achievement of its growth objectives. EdgeAudio will further seek to be a market leader by introducing new technology in the Speaker Systems, such as the DiAural(R) Circuit (herein so called); the DiAural(R) Circuit has been included in EdgeAudio's first line of Speaker Systems. EdgeAudio anticipates achieving profitability within its first year of operations.

     Most modern speaker systems contain multiple drivers, each specializing in a limited range: woofers handling the low frequencies or bass; and tweeters handling the high frequencies. Using a combination of specialized drivers to reproduce the full spectrum of sound may seem appropriate in concept, but in reality introduces certain difficulties. Faithful reproduction of the original audio signal requires a careful division of wide frequency ranges into controlled bands; moreover, the use of multiple drivers results in multiple sources for sound waves that must arrive at the listener's ear in a coherent manner in order to produce coherent, satisfying, high quality sound. Many different electrical crossover circuits have been developed over the years to attempt to resolve these difficulties, but the basic techniques for audio signal division have remained virtually unchanged, or have not appreciably advanced, since the 1970s.

     The DiAural(R) Circuit is a new crossover technique that allows for proper communication and interaction between transducers (woofer, mids, and tweeters). The idea underlying the DiAural(R) Circuit is to overcome the biggest problem faced in speaker design, namely the impracticality of reproducing a wide range of audio wavelengths with a single driver. This new and innovative process, embodied in the DiAural(R) Circuit, results in fewer parts, less distortion, lower production costs, and renders the high frequency and mid-range transducers virtually burnout-proof. The Speaker Systems center on a woofer/mid-range driver that is engineered to handle a very wide frequency range, combined with a smooth, accurate tweeter to produce the very high frequencies that are often not captured in other speakers. By using the DiAural(R) Circuit to interconnect the drivers, the Speaker Systems reproduce music and movies with a coherent, clear, open, and natural sound that has previously been available only in speakers significantly more expensive than the Speaker Systems. EdgeAudio hopes, over the next few years, to establish in the public's mind the same strong identification between DiAural(R) and speakers (specifically, the Speaker Systems sold by EdgeAudio) that currently exists between Dolby(R) and sound processing. EdgeAudio is a licensee of the DiAural(R) Circuit, and is the first speaker manufacturer in the world to introduce this technology in speaker systems priced for the mass market.

     EdgeAudio believes that the Speaker Systems have been designed to equate with the finest speaker brands on the market, while being within the price reach of ordinary consumers. EdgeAudio also believes that the appearance of a speaker system (e.g., design, size, appearance, matching of room decor) factor importantly into purchasing decisions as well as the more obvious considerations (e.g., sound quality and cost). Accordingly, EdgeAudio has designed the Speaker Systems to compete effectively with competitive speaker systems across the full range of purchase considerations. Cabinets for the Speaker Systems are built from solid planks of exotic South American hardwood (no veneer or vinyl wrap is used), and then joined and braced so that they appear to have been carved from a solid block of wood. The cabinet is also further dampened by the inclusion of internal bracing and acoustic damping material to eliminate high-frequency sound reflection. Each cabinet is then finished with a proprietary process that takes three full days to complete. The end result is a Speaker System that is very attractive, with an obvious quality appearance, and with a durable high quality furniture finish.

     The drivers utilized in the Speaker Systems are chosen for their smooth, flat, transparent sound and are carefully matched to the characteristics of the speaker cabinet. The woofers and tweeters are made by Vifa (a highly respected Danish manufacturer), whose products are usually found only in high-end speaker systems costing thousands of dollars more than the Speaker Systems.

     The Company's expected source of income from its acquisition of EdgeAudio will primarily be distributions of profits generated by EdgeAudio's Internet sales of the Speaker Systems and accessories, and capital gains as the value of EdgeAudio's business appreciates.

     Acquisition of Cancer Detection International. On May 4, 2000, the Company acquired 100% ownership of Cancer Detection International ("CDI"), in exchange for shares of the Company's common stock. CDI engages in the business of performing state-of-the-art blood laboratory analysis for the very early detection of cancer (the "Blood Analysis"). CDI utilizes specialized processing and handling of blood serums to be laboratory assayed in order to identify the presence and the level of anti-malignin antibodies in the patient. The Blood Analysis utilized by CDI has recently been approved by the FDA and is covered by Medicare and most other insurances. As of June 30, 2000, the Company has not implemented the CDI business plan.

    Agreement in Principle to Acquire Cancer Treatment Centers, Inc. The Company has signed a letter of intent to aquire 100% ownership of Cancer Treatment Centers, Inc., a Nevada corporation ("CTC"), in exchange for shares of the Company's common stock. Definitive Agreements have not yet been reached. The Company plans to make further progress to complete this transaction during the fiscal year ending June 30, 2001.

    Agreement in principle to acquire American Composite Technology, Inc. On May 22, 2000, the Company entered into a letter of intent for the potential acquisition of American Composite Technology, Inc., a Nevada corporation ("ACT"). ACT is in the business of researching, developing, marketing and selling an array of industrial testing applications, protocols, and equipment for the use of composite materials and laminates for enhancing and reinforcing the structural integrity of public and private structures against seismic, ballistic, and other destructive events. ACT also offers non-destructive testing and quality control/quality assurance protocols for applied composite materials. The letter of intent contemplates the Company's acquisition of 100% ownership of ACT in exchange for shares of the Company's common stock. Definitive agreements have not yet been reached. The Company plans to make further progress to complete this transaction during the fiscal year ending June 30, 2001.

    Acquisition of Electricity Measurement Unit Technology Patent. On August 19, 1999, the Company acquired U.S. patent no. 4,803,632 (issued February 7,
1989) and related intellectual property rights relating to a technology and device referred to as the "Intelligent Utility Meter System" from M&M Associates, in exchange for shares of the Company's common stock and a net profits royalty on any future sales of the EMU. The actual device, which requires further development, refinement, and marketing before being commercially viable, is referred to herein as the "Electricity Management Unit" (the "EMU").

        The EMU is a low-cost, multifunctional device that provides a means of processing the full spectrum of data and information contained or encoded on the power line that delivers electrical power to consumers and, through "smart card" technology, can be read remotely, thus eliminating on-foot data collection and providing greater accuracies and efficiencies in accounting, billing, collection, and cash management.

        The Company's primary justification for making this acquisition was its belief, based upon representations by the entity claiming to introduce the EMU patent opportunity to the Company, that sizable supply contracts were immediately available in certain markets in the Middle East once the Company had completed its acquisition of the EMU patent, and that the further development work required could be performed to "customize" the EMU for the desired applications in those markets. Based upon these representations, the Company believed that the initial deposits on such supply contracts would provide funding sufficient to enable the additional development and modification work, arrangement of low-cost manufacturing, and further patenting and intellectual property protection activities, and the Company, in reliance upon these and other representations made by such entity, proceeded to complete the acquisition of the EMU patent. Ultimately, such entity failed to deliver the promised supply contracts and other relationships; accordingly, no such contracts have yet been concluded, thereby delaying the progress the Company had hoped to make with the EMU. The Company does not believe any such supply agreement will be forthcoming through such entity, and the relationship with such entity has been terminated. The Company has initiated litigation regarding certain circumstances surrounding acquisition of the EMU patent; however, such litigation does not involve any dispute as to the Company's ownership thereof.

      BioPulse International, Inc. On December 9, 1999, the Company signed a letter of intent with BioPulse International, Inc. ("BioPulse"), a Nevada corporation with its principal offices located in South Jordan, Utah (over-the-counter bulletin board symbol "BIOP"), to jointly perform a study and evaluation (the "Joint Study") to determine, among other things, whether a business opportunity exists in The Peoples' Republic of China for BioPulse's cancer treatment modality (the "Therapy"). BioPulse is obligated to bear all costs of preparing the Joint Study, and the Company will receive a consulting fee in exchange for its services relating to the Joint Study. The Joint Study will also involve an examination of the Chinese legal and regulatory environment relating to cancer therapies, practices, and procedures and the means by which any approvals required for the deployment of the Therapy in the People's Republic of China may be obtained.

ITEM 2.  Description of Our Properties

            The Company's offices are located at 333 South State Street, PMB 111, Lake Oswego, Oregon, 97034. The Company currently subleases office premises and equipment in Lake Oswego, Oregon from CTI for $1,200 per year, which sublease is automatically renewable for successive 12-month periods.

     The offices of Kronos Air Technologies, Inc. are located at 8549/8551 154th Avenue NE, Redmond, Washington 98052. Kronos is committed through June 30, 2003 to annual lease payments on operating leases for 4,000 square feet of office/research lab premises of $47,028 per year.

     The offices of Atomic Soccer USA, Ltd are located at 6045 Monona Drive, Monona, Wisconsin 53716. Atomic is committed through the year 2003 to annual lease payments on operating leases for 2,500 square feet office/warehouse premises of $12,720 per year.

     The offices of EdgeAudio.com, Inc. are located at 15615 74th Avenue, Suite 100, Tigard, Oregon 97224. Atomic is committed through June 30, 2003 to annual lease payments on operating leases for 2,600 square feet of office/warehouse premises of $13,800 per year.


ITEM 3.  Legal Proceedings

     On January 13, 2000, the Company initiated legal proceedings in Clackamas County, Oregon against Foster & Price Ltd., an Isle of Man corporation (the "Defendant"), seeking, among other things, a judicial declaration that a certain Term Sheet signed by the Company and the Defendant was lawfully terminated by the Company due to the Defendant's failure to perform certain terms thereunder and is null and void, and that the Company and the Defendant have no further contractual obligations between them. The Defendant claimed entitlement to the issuance of 10,000,000 shares of the Company's common stock, notwithstanding the Defendant's nonperformance of certain important obligations under the Term Sheet. Discussions between the Company and the Defendant failed to produce a mutually satisfactory resolution of the matter, whereupon the Company initiated the litigation.

     On August 14, 2000, the Defendant filed an answer, in the State of Oregon, denying the Company's allegations against the Defendant, alleging breach of contract and seeking declaratory relief, asserting various affirmative defenses and counterclaims, and seeking monetary damages. The Company intends to proceed with the discovery process. The Company believes that the Defendant's demands are without merit and intends to vigorously seek judicial declaration in its favor.



ITEM 4.  Submission of Matters to a Vote of Security Holders

     None



                                    Part II

ITEM 5.  Market for Our Common Equity and Related Stockholder Matters


Price Range of Our Common Stock
-------------------------------

     Our common stock trades on the OTC.BB under the trading symbol TSET.
The following table summarizes the quarterly low and high bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.




     Fiscal year ended June 30, 1999     Low Bid  High Bid
     -------------------------------     -------  --------
     First Quarter                         N/A       N/A
     Second Quarter                      $0.625    $1.562
     Third Quarter                       $0.250    $1.000
     Fourth Quarter                      $0.437    $1.000


     Fiscal year ended June 30, 2000
     -------------------------------
     First Quarter                       $0.437    $0.875
     Second Quarter                      $0.750    $2.625
     Third Quarter                       $1.187    $6.750
     Fourth Quarter                      $2.063    $3.370


     On August 30, 2000, the closing price of our common stock as reported on the OTC.BB was $1.375 per share. On August 30, 2000, we had approximately 850 beneficial stockholders of our common stock and 30,656,661 shares of our common stock outstanding.

Transfer Agent and Registrar
----------------------------

     The transfer agent and registrar for our common stock is Merit Transfer Company, P.O. Box 292, Salt Lake City, Utah 84110, Phone (801) 531-7558, Fax
(801) 531-7558.

Our Dividend Policy
-------------------

     We have not paid, and do not intend to pay, cash dividends on our common stock in the foreseeable future. Our current dividend policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. Our declaration of dividends, if any, will be subject to the discretion of our Board of Directors, who may consider, without limitation, factors such as our results of operations, financial condition, capital needs, and acquisition strategy.

Securities Issued without Registration
--------------------------------------

     During the year ended June 30, 2000, we issued the following equity securities, none of which were registered as of the date of their issuance:

     In August 1999, we issued 100,000 common shares, valued at $0.50 per share, to twelve persons in exchange for U.S. patent no. 4,803,632 (issued February 7, 1989) and related intellectual property rights relating to a technology and device referred to as the "Intelligent Utility Meter System". The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In March 2000, we issued 1,037,555 common shares, valued at $1.81 per share, to eight persons in exchange for common stock of Atomic Soccer USA, Ltd. The above shares were issued pursuant to the exemption provided for under
Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

  In March 2000, we issued 2,250,000 common shares, valued at $1.49 per share, to six persons in exchange for common stock of Kronos Air Technologies, Inc. The above shares were issued pursuant to the exemption provided for under
Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In May 2000, we issued 1,298,701 common shares, valued at $1.96 per share, to five persons in exchange for common stock of EdgeAudio.com, Inc. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In May 2000, we issued 180,000 common shares, valued at $1.96 per share, in exchange for common stock of Cancer Detection International, Inc. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In May 2000, we issued 14,815 common shares valued at $3.375 per share to Richard A. Papworth based on his employment agreement dated May 19, 2000. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In June 2000, we issued 768,860 common shares valued at $1.49 per share to one person in exchange for cash. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

ITEM 6.  Selected Financial Data

     The following table presents selected financial information for the Company at the dates and for the periods indicated. The historical income statement and balance sheet data at and for the years ended June 30, 2000, 1999, and 1998 have been derived from the audited financial statements of the Company.

                                          2000        1999          1998
                                        --------    --------      --------
Sales revenue                         $   306,071   $      -      $      -
Gross margin                               49,478          -             -
Net income (loss)                      (2,857,659   (351,674)      (17,832)
Basic earnings per share                    (0.11)     (0.01)        (0.00)

Total assets                            9,151,275      3,036        11,932
Long-term debt                            176,342          -             -
Cash dividends                                  -          -             -

     The business combinations in the year ended June 30, 2000 discussed in Item 1 above involving Atomic, KAT, EdgeAudio and CDI, significantly affect the comparability of financial data from year to year. Prior to the current year, the Company had no subsidiaries.

ITEM 7a. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Overview
--------

     During the year ended June 30, 2000, the Company began the implementation of its overall strategic objectives to (a) increase shareholder value through creation of a broad, diversified asset base, (b) exploit potentially large addressable markets for the goods, services, and technologies acquired by the Company, and (c) generate current income and Capital gains. The acquisition of Kronos, Atomic, EdgeAudio and CDI form the foundation of achieving those objectives.

     The Company has generated no significant revenues since inception in 1996. Although the recently acquired subsidiary, Atomic, has generated limited revenues during the past several years, Kronos and EdgeAudio have primarily been engaged in research and development activities, establishing sources of supply, training personnel and developing markets since their inception. As a result, the company's ability to achieve profitability will depend on its ability to successfully develop applications for certain of its products, obtain regulatory approvals, and develop the capacity to manufacture and extensively market its products.

     The Company can make no assurance that it will be able to successfully transition from research and development to manufacturing and selling commercial products on a broad basis. While attempting to make this transition, the Company will be subject to all the risks inherent in a growing venture, including, but not limited to, the need to develop and manufacture reliable and effective products, develop marketing expertise and expand its sales force and its presence on the internet.

Results of Operations
---------------------

     This discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company during the fiscal year ended June 30, 2000 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

     The discussion herein with respect to the consolidated statements of operations does not contain comparable information and no analysis of the same is being given herein since it is not properly susceptible to narrative comparison by virtue of the facts that (a) as indicated in Item 1 of this Form 10-K, the company was basically inactive from the time that it discontinued operations in 1996 until the time that it was reactivated during late 1999 and
(b) from inception through June 30, 1999 it had no significant revenues from operations. For reasons comparable to those stated above, no comparable information is provided herein with respect to the Company's consolidated balance sheet.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended June 30, 2000

     Sales for the year ended June 30, 2000, mainly from Atomic, were $306,071 while cost of sales were $256,593 resulting in a gross margin for the year of $49,478. Expenses amounted to $2,868,251 of which general and administrative expenses accounted for $2,005,117 or approximately 65%, in-process research and development (Kronos) accounted for $633,229 or approximately 22%, and intangibles amortization expense accounted for $229,904 or approximately 8%. Primarily as a result of the above, the net loss for the year ended June 30, 2000 was $(2,857,659) thereby increasing the Company's accumulated deficit to $(3,300,179) at June 30, 2000.

CONSOLIDATED BALANCE SHEET AS AT JUNE 30, 2000

     Total assets of the Company at year ended June 30, 2000 were $9,151,275 of which $623,991 in inventory, $2,623,191 patents/intellectual property, and $5,519,418 goodwill accounted for approximately 7%, 29% and 60% thereof. Total current assets amounted to $894,099 while total current liabilities amounted to $2,628,717 thereby creating a working deficit of $(1,734,618). This working capital deficit is mainly attribute to Atomic current notes payable incurred to finance operating deficits during its development stage and early operating stage. Total liabilities as at June 30, 200 amounted to $2,805,059 and shareholders equity (including the above accumulated deficit) was $6,346,216.

Liquidity and Capital Resources
-------------------------------

     Net working capital was $(1,734,618) at June 30, 2000. The ratio of long-term debt to total capitalization was 1% at that same date. The Company's return on average equity was (92)% during the year ended June 30, 2000. Net cash flow used on operating activities was $765,630 for the year ended June 30, 2000.

     The Company has been able to satisfy its cash requirements for the year ended June 30, 2000 though the issuance and sale of common stock. It will continue to satisfy cash needs in this manner in the near term until it finalizes its private placement offering which will provide working capital until the company can provide such from its ongoing operations. Through the issuance and exchange of common stock, the Company is engaged in other fund raising activities and is attempting to gain access to additional capital markets that could provide financial resources in the event the private placement offering is not successful. There is no assurance that these fund raising efforts will be successful.

Important Factors Relating To Forward-Looking Statements
--------------------------------------------------------

     This document contains numerous forward-looking statements about the Company's business and future. The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Our forward-looking statements are expressed in good faith and we believe that there is a reasonable basis for us to make them. However, readers are cautioned not to place undue reliance an such statements about our: 1) plans; 2) objectives; 3) goals; 4) strategies; 5) expectations for the future;
6) future performance and events; 1) underlying assumptions for all of the above; and 8) other statements that are not statements of historical fact.

     The Company makes these forward-looking statements based on its analysis of internal and external historical trends and future expectations. However, such statements involve risks and uncertainties that could cause our actual results to materially differ from our forward-looking statements and there can be no assurance that we will achieve the results set forth in these forward-looking statements. In addition to other factors, the following are important factors that could cause our actual results to materially differ from our forward-looking statements: 1) the results of our product testing; 2) the time and costs involved in obtaining regulatory approvals for our systems and products; 3) develop or acquire new technologies; 4) competitive factors; 5) the availability of financing on terms and conditions acceptable to us; 6) the availability of personnel with requisite skills; and 7) the terms of any new collaborative, licensing and other arrangements that we may establish.


ITEM 7B. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not own any market risk sensitive instruments.

ITEM 8.  Financial Statements

     See Item 14 of Part III of this Report.



ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the preceding two years we have had no disagreements with accountants on accounting and financial disclosure. The Company discontinued our relationship with our principal auditor, Randy Simpson C.P.A., P.C. on September 6, 2000 with the engagement of Grant Thornton LLP on that same date, as reported on Form 8-K filed with the Securities and Exchange Commission on September 15, 2000.

                                   Part III

ITEM 10. Our Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Act


Executive Officers and Directors
--------------------------------

Name                      Age                       Position
----                      ---                       --------

Jeffrey D. Wilson          45           Chairman, Chief Executive Officer
Weijing Li                 40           Director, Secretary & Treasurer
Charles D. Strang          79           Director
Richard A. Papworth        42           Chief Financial Officer
Erik W. Black              30           Executive Vice President


     Jeffrey D. Wilson, 45, was appointed Chairman and Chief Executive Officer of the Company on April 20, 1999. Mr. Wilson has had substantial international transactions expertise in Asia, Europe, Latin America, Africa, and the U.S., having represented clients in a wide range of joint venture, corporate finance, public and private securities, regulatory, asset acquisition, licensing, franchising, technology, investment, merger and acquisition, leveraged buy-out, and other transactions, and has assisted clients in gaining access to foreign markets and in government lobbying activities. Mr. Wilson speaks Japanese fluently. From 1992-1999, Mr. Wilson maintained a private international advisory practice for select clients and engaged in entrepreneurial ventures. From 1990-1992, he served as international legal advisor for GGS Co., Ltd., a Tokyo-based Japanese investment company (and including its Hong Kong, Australian, Canadian, and U.S. affiliates), having primary responsibility for its international projects. Mr. Wilson continues to serve as managing director of The Pangaea Group, LLC, a private international consulting firm of which he is the principal owner. From 1982-1990, he engaged in the private practice of law. Mr. Wilson received a B.A. from Brigham Young University in 1979 and a J.D. from the University of Kansas in 1982, where he was also an associate editor of the Kansas Law Review and president of the International Law Society.

     Charles D. Strang, 79, has served as a director of the Company since September 2000. Mr. Strang was named national commissioner of NASCAR (National Association for Stock Car Racing) in 1998 and continues to serve in that capacity. In 1989 Mr. Strang received President Bush's American Vocation Success Award; in 1992 was elected to the Hall of Fame of the National Marine Manufacturers Association; in 1990 was awarded the Medal of Honor of the Union for International Motorboating; and is a life member of the Society of Automotive Engineers. He also currently serves as a director of the American Power Boat Association (the U.S. governing body for powerboat racing) and senior vice president of the Union for International Motorboating (the world governing body for powerboat racing, with approximately 60 member nations). He joined Outboard Marine Corporation ("Outboard Marine") as director of marine engineering in 1966, and retired as chief executive officer in 1990 and as chairman in 1993 after a more than 40-year career in the marine industry. Mr. Strang's accomplishments during this period include the invention of the modern-day stern-drive (inboard/outboard) power system, the evolution of high horsepower outboard motors, dozens of patents in the field of engine design, marine propulsion devices, and powerboats, and the movement of the marine industry to vertically integrate engine manufacturers with boat builders; these efforts have accelerated the consolidation of the marine industry and the trend to "packaged" boat and motor marketing. Under his leadership, Outboard Marine was transformed into a vertically-integrated producer of complete, factory-rigged and -powered boats; his engineering and management leadership has had a lasting, substantial influence on the marine industry. Mr. Strang graduated with a degree in mechanical engineering from Polytechnic University in 1943 and worked for several years in the aerospace industry (including research and testing projects on aircraft engines) and served on the mechanical engineering staff of Massachusetts Institute of Technology. He spent 13 years with Kiekhaefer Corporation (manufacturer of Mercury outboard motors), rising from director of research to executive vice president, and was also proprietor of U.S. Executives, Inc., a management consulting firm, and Hydro-Mechanical Development, an engineering firm.

    Weijing Li, 40, has served as the Company's Treasurer, Secretary, and member of its board of directors since 1996, having responsibility for procuring international contracts and projects. From 1992-1995, Mr. Li served as vice president/division manager, business information service, for United Information Technology Corporation, Hualin International, and certain affiliates of Collins Co., Ltd., in which capacities he was responsible for software product and market development and business planning, led a 20-member team developing multilingual word processor and database systems, served as an editorial member for the industrial rating book, China Leading Companies, which was co-published by China's statistics bureau, created industrial databases for business credit services, and acted as liaison with foreign partners on all start-up projects. From 1989-1991, Mr. Li was a systems analyst for the Center for European Economic Studies at Northeastern University in Boston, and worked on the design and implementation of database systems for labor market research. From 1986-1988, he worked as a research and teaching assistant in the Computer Science Department at the University of Massachusetts, developing CASE tools for software engineering projects and designing and code programming in C. Mr. Li received a B.S. from Changshi Institute of Technology in the Peoples' Republic of China in 1982, an M.S. from the University of Massachusetts in 1986, receiving a graduate research and teaching assistantship award, and an M.A. from Northeastern University in 1991, receiving a university assistantship award.
Mr. Li's educational accomplishments have emphasized electrical engineering, computer science, and economics. Mr. Li speaks both Mandarin and Cantonese fluently.


    Richard A. Papworth, 42, was appointed Chief Financial Officer of the Company on May 20, 2000. Mr. Papworth has had diverse finance, tax, and accounting experience in a range of industries, including real estate development/construction, software development, publishing, distribution, financial institutions, and investment companies. From 1997-2000, he was vice president and controller of the U.S. and European operations of Wilshire Financial Services Group ("WFSG"), a Portland, Oregon-based publicly held specialty loan servicing and investment company with more than $2 billion under management. In this capacity, Mr. Papworth was responsible for accounting and control systems, financial reporting and analysis, and business decision support for the worldwide organization. From 1996-97, he was chief financial officer of First Bank of Beverly Hills, a $550 million banking subsidiary of WFSG. From 1995-96, Mr. Papworth was treasurer for Maintenance Warehouse America Corporation, in which capacity he successfully negotiated more than $50 million of real estate and working capital financing, and was responsible for management of the company's insurance program and tax compliance. From 1994-95, he maintained a private management and finance consulting practice for select clients. From 1989-94, Mr. Papworth worked for Morrison Homes, the U.S. home building division of U.K.-based George Wimpey Plc., during which period he held various positions including assistant treasurer, treasurer, and chief financial officer. From 1985-89, he engaged in tax consulting with Deloitte and Touche, a Big Five accounting firm. Mr. Papworth speaks Spanish fluently. He received a B.S. in accounting (with minors in business, economics, and Spanish) and a Macc (Masters of Accountancy) with emphasis in tax law from Brigham Young University in 1984. Mr. Papworth became licensed as a certified public accountant in the State of California in 1987.

    Erik W. Black, 30, was appointed Executive Vice President - Business Development on May 1, 2000. Before joining the Company, Mr. Black served from 1997-2000 as a business and corporate strategy consultant to the office of the chairman of Funding Selection, Inc., an investment banking and mergers and acquisitions company. He also developed, launched, and managed GI Bill Express.com LLP in February 1999 until its acquisition by Military.com in April 2000. Mr. Black has also worked as an e-business associate consultant for IBM Global Services in Phoenix, Arizona, from March 1999 until April 2000. In addition, Mr. Black was the sole proprietor of E.B. Web Designs, an Internet development services and consulting company founded in 1998. Mr. Black worked as the communications coordinator for the Synthetic Organic Chemical Manufacturers Association in Washington, D.C. from 1996-1997 and as an associate consultant for Robert Charles Lesser & Co., a real estate consulting firm, from 1995-1996. He received an M.B.A. and Masters of Information

Management degrees from Arizona State University in 2000 (where he received the ASU MBA Kiplinger Foundation Prize for outstanding scholarship, service and contribution, and served as vice president - communications of the ASU MBA Student Body Association in 1999-2000), a Global Leadership Certificate from Thunderbird -The American Graduate School of International Management in 2000, a B.A. from Pomona College in 1995 where he graduated magna cum laude and was elected to Phi Beta Kappa. Mr. Black speaks Russian fluently.


Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. Executive Compensation

    A definitive proxy statement of the Company will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information regarding executive compensation will be included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item will be included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13. Certain Relationships and Related Transactions

    For the fiscal year ended June 30, 2000 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-K and the consolidated financial statements and footnotes thereto which are a part hereof.


ITEM 14. Exhibits and Reports on Form 8-K

   (a)   Financial Statements
         See Index to Financial Statements immediately following this Item 13.

   (b)   Reports on Form 8-K
         No forms 8-K were filed during the fiscal year ending June 30, 2000.

   (c)   Exhibits
         See Exhibit Index immediately following the signature page.

                         INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
TSET, Inc. and Subsidiaries
Report of Independent Certified Public Accountants.........................  F-2
Independent Auditors report................................................  F-3
Consolidated Financial Statements
     Consolidated Balance Sheet
            June 30, 2000 and 1999.........................................  F-4
     Consolidated Statements of Operations
            June 30, 2000, 1999 and 1998...................................  F-5
     Consolidated Statements of Cash Flows
            June 30, 2000, 1999 and 1998...................................  F-6
     Consolidated Statements of Shareholders Equity
            June 30, 2000, 1999 and 1998...................................  F-7
Notes to Consolidated Financial Statements.................................  F-8

              Report of Independent Certified Public Accountants
              --------------------------------------------------

Board of Directors and Shareholders
TSET, Inc.

We have audited the accompanying consolidated balance sheet TSET, Inc. and its subsidiaries as of June 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TSET, Inc. and its subsidiaries as of June 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,857,659 during the year ended December 31, 2000, and, as of that date, the Company's current liabilities exceeded its current assets by $1,734,618. These factors, among others, as discussed in Note 3 to financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Portland, Oregon
October 18, 2000,

                         INDEPENDENT AUDITORS' REPORT

To the Board of directors and Stockholders of TSET, Inc.

     We have audited the balance sheet of TSET, Inc. (formerly Technology Selection, Inc.) as of June 30, 1998 and the related statements of operations, changes in shareholders' equity and cashflows for the two years ending June 30, 1999 and 1998. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of TSET, Inc. (formerly Technical Selection, Inc.) as of June 30, 1999 and the results of operations and its cashflows for the two years ending June 30, 1999 and 1998 in conformity with generally accepted accounting principles.


                                          /s/ Randy Simpson C.P.A., P.C.

March 17, 2000
Salt Lake City, Utah

                     TSET, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS



                                                                                          June 30,
                                                                            2000                          1999
 Assets
 Current Assets
       Cash                                                            $    102,949                   $      536
       Accounts receivable, net                                             130,654                            -
       Inventories                                                          623,991                            -
       Prepaid expenses                                                      36,505                        2,500

           Total Current Assets                                             894,099                        3,036

 Property and Equipment                                                     165,696                            -
       Less: Accumulated Depreciation                                       (51,129)                           -

           Net Property and Equipment                                       114,567                            -

 Other Assets
       Intangibles                                                        8,142,609                            -

           Total Other Assets                                             8,142,609                            -

 Total Assets                                                          $  9,151,275                   $    3,036



 Liabilities and Shareholders' Equity

 Current Liabilities
       Accounts payable                                                $    225,521                  $         -
       Accrued expenses                                                   1,288,364                       30,150
       Notes payable, current portion                                     1,114,832                       49,691

           Total Current Liabilities                                      2,628,717                       79,841

 Long-Term Liabilities
       Notes payable                                                        176,342                            -

           Total Long-Term Liabilities                                      176,342                            -

 Shareholders' Equity
       Common stock, authorized 500,000,000 shares of $.001                  30,652                       24,997
           par value
       Capital in excess of par value                                     9,615,743                      340,718
       Retained earnings (accumulated deficit)                           (3,300,179)                    (442,520)

           Total Shareholders' Equity (deficit)                           6,346,216                      (76,805)

 Total Liabilities and Shareholders' Equity                            $  9,151,275                   $    3,036

The accompanying notes are an integral part of these statements.

                          TSET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Year ended June 30,
                                                                          2000                 1999                  1998
 Sales                                                              $    306,071        $         -            $         -

 Cost of sales                                                           256,593                  -                      -

 Gross Margin                                                             49,478                  -                      -

 Selling, General and Administrative expenses:
       Compensation and benefits                                       1,510,646            343,150                  5,000
       In process technology                                             633,229                  -                      -
       Amortization of intangibles                                       229,904                  -                      -
       Other selling general & administrative expenses                   494,471              8,796                 12,978

 Total Selling, General and Administrative expenses                    2,868,251            351,946                 17,978

 Income or (loss) from Operations                                     (2,818,772)          (351,946)               (17,978)

 Other Income / (Expense)                                                  2,898                272                    146

 Interest Expense                                                        (41,784)                 -                      -

 Net Income (loss) Before Taxes                                     $ (2,857,659)       $  (351,674)           $   (17,832)

 Provision for Income Taxes                                                    -                  -                      -

 Net Income (loss)                                                  $ (2,857,659)       $  (351,674)           $   (17,832)

 Basic and Diluted Earnings (Loss) Per Share                        $      (0.11)       $     (0.01)           $     (0.00)

 Weighted Average Shares Outstanding                                  25,820,688         25,119,571             17,832,000

The accompanying notes are an integral part of these statements.

                         TSET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended June 30,
                                                                               2000             1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                        $(2,857,659)       $(351,674)       $ (17,832)
     Adjustments to reconcile Net Income to net cash
        (used in) provided by operations:
        Depreciation and amortization                                             242,469            1,000            1,000
        Unrealized loss on patent technology                                       50,000                -                -
        In-process technology                                                     633,229                -                -
        Provision for doubtful accounts                                            75,645                -                -
        Common stock issued as compensation                                        50,000          310,000
     Change In:
        Inventories                                                                (168,550)               -                -
        Accounts receivable                                                          (299)               -                -
        Prepaid expenses and other assets                                         (13,523)               -                -
        Accounts Payable                                                           22,059                -                -
        Accrued Expenses and other liabilities                                  1,201,000           30,150
           Net cash (used in) provided by Operating Activities                   (765,630)         (10,524)         (16,832)

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchases of cash accounts of subsidiaries                                 (4,030)               -                -
        Purchases of property and equipment                                       (36,994)               -                -
        Pre-acquisition investment in subsidiaries                               (225,125)               -                -

           Net cash (used in) provided by Investing Activities                   (266,149)               -                -

CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of common stock                                                1,124,125                -                -
        Proceeds from short-term borrowings                                        50,491            7,297           19,619
        Repayments of short-term borrowings                                       (40,424)               -                -
        Proceeds from notes payable                                                     -                -                -

           Net cash (used in) provided by Financing Activities                  1,134,192            7,297           19,619

NET (DECREASE) INCREASE IN CASH                                                   102,413           (3,227)           2,787

CASH

     Beginning of year                                                                536            3,763              976
     End of year                                                                  102,949              536            3,763

Supplemental disclosures of cash flow information
     Cash paid during the year for
        Interest                                                              $   44,658                 -                -
        Income taxes                                                                   -                 -                -
Supplemental schedule of non-cash investing and financing activities:

     The Company purchased all of the outstanding stock of its subsidiaries and other technology with shares of its own common stock. The total purchase price of $8,106,555 was allocated to assets acquired and liabilities assumed as follows:

          Fair value of tangible assets                                      $   771,102
          Marketing intangibles                                                  587,711
          In-process research and development                                    633,229
          Patent technology                                                    2,125,935
          Goodwill                                                             5,708,867
          Liabilities assumed                                                 (1,720,289)
                                                                             -----------
                                                                             $ 8,106,555
                                                                             ===========

The accompanying notes are an integral part of these statements.

                          TSET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                 Common Stock
                                                                                                        Retained        Total
                                                                                      Capital In        Earnings     Shareholders'
                                                                                     Excess of Par    (Accumulated      Equity
                                                            Shares         Amount        Value          Deficit)       (Deficit)
BALANCE at June 30, 1997                                  23,976,730     $ 23,976      $   31,743     $   (73,014)   $   (17,295)

      Net loss for the year ended June 30, 1998                                                           (17,832)       (17,832)

BALANCE at June 30, 1998                                  23,976,730       23,976          31,743         (90,846)       (35,127)

       Shares of restricted common stock
      issued to Pangaea Group, LLC per CEO
      management agreement                                 1,000,000        1,000         299,000                        300,000

       Shares of restricted common
      stock issued for services rendered                      25,000           25           9,975                         10,000

       Shares certificate cancelled                           (4,000)          (4)                                            (4)

       Net loss for the year ended June 30, 1999                                                         (351,674)      (351,674)

BALANCE at June 30, 1999                                  24,997,730       24,997         340,718        (442,520)       (76,805)

       Shares reissued from prior year cancellation            4,000            4                                              4

       Shares issued on August 31, 1999 to
      acquire the patents and technology
      of the utility meter                                   100,000          100          49,900                         50,000

       Shares issued on March 14, 2000 to acquire
      Atomic Soccer USA, Ltd                               1,037,555        1,038       1,805,212                      1,806,250

       Shares issued on March 14, 2000 to acquire
      Kronos Air Technologies, Inc.                        2,250,000        2,250       3,344,625                      3,346,875

       Shares issued on for May 9,2000 to acquire
      EdgeAudio.com, Inc.                                  1,298,701        1,299       2,548,701                      2,550,000

       Shares issued on May 9, 2000 to acquire
      Cancer Detection International Inc.                    180,000          180         353,250                        353,430

       Shares issued on May 19, 2000 as compensation          14,815           15          49,985                         50,000

       Shares of restricted common stock
      issued on June 30, 2000 for cash                       768,860          769       1,123,352                      1,124,121

       Net loss for the year ended June 30, 2000                                                       (2,857,659)    (2,857,659)

BALANCE at June 30, 2000                                  30,651,661     $ 30,652      $9,615,743     $(3,300,179)   $ 6,346,216

       The accompanying notes are an integral part of these statements.

                          TSET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

   TSET, Inc. (formerly, Technology Selection, Inc.), is a Nevada corporation and was originally organized on September 17, 1980 as Penguin Petroleum, Inc. ("PPI") under the laws of the State of Utah. Stockholders approved a name change of the corporation on October 6, 1982 to Petroleum Corporation of America, Inc. On December 29, 1996, stockholders approved a reorganization whereby they exchanged their stock on a one-for-one basis with Technology Selection, Inc., a Nevada corporation ("TSI"). TSI's shares began trading on the over-the-counter bulletin board exchange on August 28, 1996 under the symbol "TSET." On November 19, 1998, TSI changed its name to TSET.

   The Company now seeks to participate in select transactions among a wide range of prospects, both domestically and internationally, either for its own account or as a principal in or facilitator of select transactions undertaken by other persons with whom the Company has, or wishes to establish, a business or contractual relationship. The Company also seeks to match large addressable markets with products or services which the Company believes will satisfy all or some element of such markets to create an overall seamless business transaction, thus minimizing to the Company the risks attendant in addressing such markets or inherent in the product or service in question. The Company is in the early stages of implementing its expanded plan of business.

   In March 2000, the Company purchased Atomic Soccer USA, Ltd. (Atomic), a sports apparel manufacturer and distributor. In March 2000, the Company also acquired Kronos Air Technologies, Inc. (KAT) which is developing applications for its patented air movement and purification process via electrostatic precipitation. In May 2000, the Company purchased EdgeAudio.com,Inc. (EdgeAudio), a manufacturer and distributor of home theater speaker systems incorporating licensed DiAural(R) crossover circuitry. In May 2000, the Company also purchased Cancer Detection International (CDI) which performs state-of-the-art blood laboratory analysis for the very early detection of cancer.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method. The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 fiscal year end.

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company for the entire fiscal year and of each of its wholly-owned subsidiaries for the period subsequent to acquisition by the Company. The wholly-owned subsidiaries are Atomic Soccer USA, Ltd., Kronos Air Technologies, Inc., EdgeAudio.com, Inc., and Cancer Detection International. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade and other receivable. The Company manages its exposure to risk through ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts for potential losses and does not

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

believe it is exposed to concentrations of credit risk that are likely to have a material adverse impact on the Company's financial position or results of operations.

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Accounts Receivable. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of a $33,537 allowance for doubtful accounts at June 30, 2000.

Inventories. Inventories consist of finished goods held for sale which are stated at the lower of cost or market, with cost determined on a first-in, first out basis and market based on the lower of replacement cost or realizable value.

Property and Equipment. Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets, which range from three to seven years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

Intangibles. Intangible assets include goodwill, marketing intangibles and patent technology which are being amortized over 10 years. Patent technology represents acquired patents which are being further developed to achieve commercial viability and generate revenue. The carrying value of intangibles are reviewed whenever circumstances occur that indicate the carrying values may not be recoverable. Total accumulated amortization related to these intangible assets is $229,904 at June 30, 2000.

Income Taxes. Income taxes are accounted for in accordance with the provisions of SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Research and Development Expenses. Costs related to research and development are charged to research and development expense as incurred.

Earnings Per Share. Basic (loss) earnings per share is computed using the weighted average number of shares outstanding. Diluted (loss) earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Per share amounts disclosed in these Consolidated Financial Statements are not shown on a dilutive basis but rather on a basic basis as there are no stock options outstanding.

Revenue Recognition. Revenue from product sales is recognized upon shipment. Sales are reported net of applicable cash discounts and allowances for returns.


NOTE 3 - REALIZATION OF ASSETS

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the current year ended June 30, 2000. In addition, the Company has used, rather than provided cash in its operations. The Company is currently using its resources to raise capital necessary to complete research and development work, and to provide the working capital needs of itself and its subsidiaries.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the company with the ability to continue in existence:

     1. On May 5, 2000 the Company initiated a private placement to raise $5.0 million to $20.0 million. On August 31, 2000, the offering was extended for an additional 90 days to November 29, 2000. The proceeds of this Offering will be applied, among other things, to (a) funding financial obligations to the Subsidiaries and increasing shareholder value by seeking out and participating in additional investment and acquisition opportunities which satisfy the Company's investment criteria, and (b) recruiting and hiring additional executive management, management and employee compensation, administrative expenses, engagement of third party professionals to assist in various aspects of the Company's financial and financial reporting, legal, securities law compliance, and corporate activities and investment and acquisition transactions, procurement of necessary policies of insurance (including key person and director and officer liability coverage), establishment and implementation of management and employee stock option, incentive, and benefits plans, and satisfying applicable requirements for a NASDAQ Large Capital National Market Listing. To date no funds have been accepted by the Company for this private placement.

     2. The Company is attempting to restructure accounts and notes payable of Atomic and have commitments to convert approximately $400,000 of such payable into approximately 200,000 shares of common stock of the Company.

     3. The Company brought in an investor to provide $700,000 of working capital for EdgeAudio via issuance of 25,000 shares of a newly authorized class of EdgeAudio preferred stock.

     4. Subsequent to June 30, 2000, the Company has raised additional capital of $820,000 through issuance of the Companies Common Stock to provide short-term funding of working capital requirements until the private placement can be completed. (See note 17)


NOTE 4 - BUSINESS COMBINATIONS

     On March 13, 2000, the Company acquired Kronos Air Technologies, Inc.
(a development stage company), a Nevada corporation ("KAT"). KAT is a research and development company having headquarters in Redmond, Washington. KAT owns all of the intellectual property rights, including certain patents pending, for a technology known as "Kronos(TM)" (formerly named the "electron wind generator"). The consideration for the acquisition was 2,250,000 shares of the Company's common stock. The Company acquired all of the issued and outstanding shares of KAT. The transaction was accounted for using the purchase method of accounting, accordingly, the results of operations from March 13, 2000 are included in the consolidated statement of operations. The total purchase price of $3.3 million was determined based upon the market value of stock issued which incorporates the restrictions on the transferability of the shares and was allocated to the net assets acquired based on their fair market values at the date of

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

acquisition. Of the purchase price, $600,000 was allocated to in-process technology which had not reached technological feasibility which the Company expensed as of the acquisition date. The remainder of the purchase price was allocated to purchased technology ($2.1 million) and identifiable intangibles ($600,000), which are being amortized on a straight line basis over 10 years.

   On March 6, 2000, the Company acquired of all of the issued and outstanding shares of Atomic Soccer USA, Ltd. ("Atomic"), a Wisconsin corporation. Atomic, with headquarters in Madison, Wisconsin, makes and distributes soccer uniforms under the "Atomic" label, and basketball, volleyball, lacrosse, and hockey uniforms under the "BAHR" label. The consideration for the acquisition was 1,000,000 shares of TSET common stock. The transaction was accounted for using the purchase method of accounting, accordingly, the results of operations from March 6, 2000 are included in the consolidated statement of operations. The total purchase price of $1.8 million was determined based upon the adjusted market value of stock issued which incorporates the restrictions on the transferability of the shares and was allocated to the net assets acquired based on their fair market values at the date of acquisition. The fair value of the tangible assets acquired and liabilities assumed were $700,000 and $1.6 million, respectively. The remainder of the purchase price was allocated to goodwill ($2.7 million) which is being amortized on a straight line basis over ten years.

   On May 4, 2000, the Company acquired EdgeAudio.com, Inc. (a development stage company), an Oregon corporation ("EdgeAudio"), having its principal offices in Lake Oswego, Oregon and its research and development group located in Ogden, Utah. EdgeAudio manufactures and sells home theater speaker systems (collectively, the "Speaker Systems"). Sales of the Speaker Systems and certain accessories are made directly to consumers via the Internet. The Company acquired all of EdgeAudio's issued and outstanding shares in exchange for 1,298,701 shares of the Company's common stock. The transaction was accounted for using the purchase method of accounting, accordingly, the results of operations from May 5, 2000 are included in the consolidated statement of operations. The total purchase price of $2.6 million was determined based upon the adjusted market value of stock issued which incorporates the restrictions on the transferability of the shares and was allocated to the net assets acquired based on their fair market values at the date of acquisition. At the time this acquisition was completed, the purchase price was allocated to goodwill ($2.6 million) which is being amortized on a straight line basis over ten years.

   On May 4, 2000, the Company acquired 100% ownership of Cancer Detection International ("CDI"), in exchange for 180,000 shares of the Company's common stock. CDI engages in the business of performing state-of-the-art blood laboratory analysis for the very early detection of cancer. CDI utilizes specialized processing and handling of blood serums to be laboratory assayed in order to identify the presence and the level of anti-malignin antibodies in the patient. The blood analysis utilized by CDI has recently been approved by the FDA and is covered by Medicare and most other insurances. The transaction was accounted for using the purchase method of accounting, accordingly, the results of operations from May 5, 2000 are included in the consolidated statement of operations. The total purchase price of $353,000 was determined based upon the adjusted market value of stock issued which incorporates the restrictions on the transferability of the shares and was allocated to the net assets acquired based on their fair market values at the date of acquisition. Since CDI is a development stage company, the purchase price was allocated to goodwill ($353,000) which is being amortized on a straight line basis over ten years. As of June 30, 2000 CDI had not yet begun commercial operations.

   The following table reflects the unaudited proforma combined results of operations of the Company, KAT, Atomic, EdgeAudio and CDI as if the acquisitions had taken place at the beginning of the fiscal year for each of the periods presented, excluding the effects of the one time charge of in-process technology:

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                                       June 30,   June 30,   June 30,
In thousands, except per share data       2000       1999       1998
                                        -------    -------    -------

Revenue                                 $   960    $   730    $   192
                                        =======    =======    =======
Net Income (loss)                       $(3,284)   $(1,434)   $(1,079)
                                        =======    =======    =======
Basic earnings (loss) per share         $( 0.13)   $( 0.06)   $( 0.06)
                                        =======    =======    =======
Number of shares used in computing
     basic earnings per share            25,821     25,120     17,832
                                        =======    =======    =======


     In managements opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the respective years under the management of the Company.


NOTE 5 - INVENTORIES

     Inventories are valued at their lower of cost or market. The FIFO (first-in, first out) method is used to determine the cost of inventories. Inventories at June 30, by major classification, are as follows:


                                           2000            1999
                                        ---------        ---------
   Raw materials                        $ 203,921        $       -
   Work in process                         22,228                -
   Finished goods                         362,222                -
   Freight in                              35,620                -
                                        ---------        ---------
                                        $ 623,991        $       -
                                        =========        =========

NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment at June 30 consists of the following:


                                               2000          1999
                                             ---------     ---------
   Leasehold improvements                    $   2,212     $       -
   Office furniture and fixtures                48,094             -
   Machinery and equipment                     115,390             -
                                             ---------     ---------
                                               165,696             -
   Less accumulated depreciation              ( 51,129)            -
                                             ---------     ---------
   Net property and equipment                $ 114,567     $       -
                                             =========     =========


     Depreciation expense for the years ended June 30, 2000 and 1999 was $10,095 and $0, respectively.

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 7 - INTANGIBLES

     Intangible assets at June 30 consists of the following:

                                        2000              1999
                                     -----------       -----------
    Patent technology                $ 2,125,935       $         -
    Marketing intangibles                587,711                 -
    Goodwill                           5,658,867                 -
                                     -----------       -----------
                                       8,372,513                 -
    Less accumulated amortization       (229,904)                -
                                     -----------       -----------
    Net intangibles                  $ 8,142,609       $         -
                                     ===========       ===========


     Amortization expense for the years ended June 30, 2000 and 1999 was $229,904 and $0, respectively.

NOTE 8 - ACCRUED EXPENSES

     A accrued expenses at June 30 consists of the following:


                                            2000            1999
                                         ----------       --------
   Accrued cash compensation             $   82,654       $ 30,150
   Accrued stock compensation               892,476              -
   Deferred compensation                    180,000              -
   Accrued interest                          57,785              -
   Accrued professional services             75,000              -
   Other accrual                                450              -
                                         ----------       --------
                                         $1,288,365       $ 30,150
                                         ==========       ========



NOTE 9 - NOTES PAYABLE

     Notes payable at June 30 consists of the following:

                                                2000             1999
                                             ----------       ----------
   Notes to banks (Atomic)                   $  460,000       $        -
   Notes to individuals                         350,491                -
   Notes to corporations                         65,183           49,692
   Current portion, long-term debt              239,158                -
                                             ----------       ----------
                                             $1,114,832       $   49,692
                                             ==========       ==========


     Atomic has available a $500,000 line of credit with a bank, which matures March 31, 2001 and is collateralized by accounts receivable, inventory, and personal guarantees of the officers of Atomic. Interest on the unpaid balance accrues at the rate of prime plus 1.0% (10.5%) and is payable monthly. The amount outstanding was $460,000 on June 30, 2000. The line of credit agreement contains financial covenants including covenants relating to restrictions on dividends, mergers, acquisitions, and sales of assets. Atomic was in compliance with these covenants at June 30, 2000.

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 10 - LEASES

     The Company has entered into noncancelable operating leases for facilities. Rental expense was approximately $12,000 and $0 for years ended June 30 2000 and 1999, respectively. Future minimum lease payments under these operating leases for the years ending June 30 are as follows:


Year Ended
  June 30           Redmond, Wa  Madison, WI  Tigard, OR    Total
----------          -----------  -----------  ----------  ----------
   2001             $    47,028  $    12,720  $   13,225  $   72,973
   2002                  42,670       12,720      13,800      69,190
   2003                  36,633        6,360      13,800      56,793
   Thereafter                 -            -           -           -
                    -----------  -----------  ----------  ----------
   Total            $   126,331  $    31,800  $   40,825  $  198,956
                    ===========  ===========  ==========  ==========


NOTE 11 - LONG-TERM DEBT

     Long-term debt consists of the following:


                                                 2000         1999
                                               ---------   ---------
   Notes related to Atomic stock repurchase    $ 415,500   $       -
   Current portion                              (239,158)          -
                                               ---------   ---------
   Noncurrent portion                          $ 176,342   $       -
                                               =========   =========


     Future payments of the debt outstanding for the years ended June 30 are as follows:

          2002                                $  136,514
          2003                                    39,828
                                              ----------
          Total                                  176,342
                                              ==========

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

NOTE 12 -- INCOME TAXES

     The composition of deferred tax assets and the related tax effects at June 30, 2000, 1999 and 1998 are as follows:

                                                              1999
                                                2000       (Restated)
                                             ----------    ----------
     Benefit from carryforward of net
        operating losses                     $  783,073    $   26,541
     Other temporary differences                 80,920        10,200
     Less valuation allowance                  (863,993)      (36,741)
                                             ----------    ----------
     Net deferred tax asset                  $        -    $        -
                                             ==========    ==========

     The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                                     June 30,
                                   ---------------------------------------------

                                           2000                  1999
                                   ---------------------  ----------------------
                                                   % of                   % of
                                                 Pre-tax                Pre-tax
                                      Amount      Loss       Amount      Loss
                                   -----------  --------  -----------  ---------
Benefit for income tax at
  federal statutory rate           $  971,604     34.0%   $  119,569     34.0%
Non-deductible expenses              (537,407)   (18.8%)    (102,000)   (29.0%)
Acquired NOL and other                393,055     13.8%            -        -
Increase in valuation
  allowance                          (827,252)   (29.0%)     (17,569)    (5.0%)
                                   ----------   -------   ----------   -------
Total                              $        -        0%   $        -        0%
                                   ==========   =======   ==========   =======


     The non-deductible expenses shown above related primarily to accrued and deferred compensation and to the accrual of restricted shares of common stock for compensation using different valuation methods for financial and tax reporting purposes.

     At June 30, 2000, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $2.3 million of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2020 and could be subject to severe limitations if significant ownership changes occur in the Company. Of the $2.3 million of unused net operating losses noted above, approximately $1.1 million relates to losses incurred by the Company's subsidiaries, Atomic and EdgeAudio. In fiscal years prior to June 30, 2000, Atomic and EdgeAudio did not file their tax returns on a consolidated basis with the Company. Accordingly, the $1.1 million loss incurred by Atomic and EdgeAudio is further subject to separate limitations that restrict the ability of the Company to use such losses.

NOTE 13 -- PURCHASED IN PROCESS RESEARCH AND DEVELOPMENT

     Purchased in process research and development (IPR&D) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)


business combination. Accordingly, charges totaling $633,000 were recorded during fiscal 2000 as part of the allocation of the purchase price related to the acquisition of KAT.

     The method used to determine the purchase price allocations of IPR&D was an income or cash flow method. The calculations were based on estimates of operating earnings, capital charges (representing the effect of capital expenditures), trade name royalties, charges for core technology, and working capital requirements to support the cash flows attributed to the technologies. The after tax cash flows were bifurcated to reflect the stage of development of the technology. A discount rate reflecting the stage of development and the risk associated with the technology was used to value IPR&D. The Company believes there is limited risk that the projects described below will not be concluded within reasonable proximity to the expected completion date.

     The allocation of the purchase price of KAT resulted in the recording of an IPR&D charge of $600,000, which has been included in the Kronos segment (see
Note 15). Projects associated with the Kronos(TM) technology acquired include development of the technology and development of devices incorporating the Kronos(TM) technology in a full range of automotive, military, hospital/medical clinic, medical equipment, hotel, and home applications. These projects were approximately 40 percent complete, with expected completion in years 2000 through 2004.

Note 14 - COMMITMENTS AND CONTINGENCIES

     Litigation. On January 13, 2000, the Company initiated legal proceedings in Clackamas County, Oregon against Foster & Price Ltd., an Isle of Man corporation (the "Defendant"), seeking, among other things, a judicial declaration that a certain Term Sheet signed by the Company and the Defendant was lawfully terminated by the Company due to the Defendant's failure to perform certain terms thereunder and is null and void, and that the Company and the Defendant have no further contractual obligations between them. The Defendant provided assistance to the Company in the acquisition of a technology patent known as Intelligent Utility Meter System. The Defendant claimed entitlement to the issuance of 10,000,000 shares of the Company's common stock, notwithstanding the Defendant's nonperformance of certain important obligations under the Term Sheet. Discussions between the Company and the Defendant failed to produce a mutually satisfactory resolution of the matter, whereupon the Company initiated the litigation.

     On August 14, 2000, the Defendant filed an answer, in the State of Oregon, denying the Company's allegations against the Defendant, alleging breach of contract and seeking declaratory relief, asserting various affirmative defenses and counterclaims, and seeking monetary damages. The Company intends to proceed with the discovery process. The Company believes that the Defendant's demands are without merit and intends to vigorously seek judicial declaration in its favor.

     EdgeAudio "Earn-out" provision. Part of the consideration given by the Company for EdgeAudio is related to an earn-out provision in which the Company would award $3.75 million of additional common stock of the Company as EdgeAudio achieves stipulated revenue milestones over a five year period commencing on May 4, 2000. The earn out provides five cumulative gross revenue milestones that range between $1,764,271 and $22,187,203. Upon achieving each milestone, an additional $750,000 of TSET, Inc. common stock will be issued. The share conversion is to be based on an average of the closing price of the shares for the five trading days immediately preceding the date that the revenue milestone is achieved.

     Funding commitments to subsidiaries. As of June 30, 2000, the Company is committed to provide additional funding to its subsidiaries as follows:

                          TSET, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (continued)

                             Remaining            End of
                              funding             funding
       Subsidiary           requirement           period
     --------------       --------------       -----------
     KAT                    $165,500            9/13/2000
     Atomic                 $459,875            3/13/2001
     EdgeAudio              $213,900           12/31/2001


     Employment agreements. An employment agreement exists with the Company's chairman of the board whereby he will serve in such capacity as well as chief executive officer through May 1, 2004, with a five year "evergreen" provision. The terms of the employment agreement provide for an annual base salary and certain other benefits which include a 3.98% non-dilutable interest in the Company. Compensation continuation agreements exist with other officers of the Company whereby each receives compensation and benefits in the event their employment is terminated following certain events relating to a change in control of the Company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $1.4 million.

NOTE 15 - SEGMENTS OF BUSINESS

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates principally in three segments of business: the sports apparel segment manufactures and distributes sports apparel to team organizations and retailers. The Kronos segment licenses, manufactures and distributes air movement and purification devices utilizing the Kronos(TM) technology. The speaker segment manufactures and distributes home theater speakers and speaker systems. Although there are future plans for expansion into foreign markets, in the year ended June 30, 2000, the Company operated only in the U.S. The following tables provide a comparison of revenues, net profit, total assets, amortization expense, in-process research and development expense and interest expense for the year ended June 30, 2000:


                   Sports
                   Apparel       Kronos      Speaker      Other        Total
                  ----------   ----------  ----------  -----------  -----------
Revenue           $  292,889   $        -  $   33,182  $         -  $   306,071
Interest expense  $   41,784   $        -  $        -  $         -  $    41,784
Amortization      $   90,270   $   90,455  $   43,289  $     5,891  $   229,904
In Process R&D    $        -   $  633,229  $        -  $         -  $   633,229
Net loss          $ (357,406)  $ (926,676) $ (222,182) $(1,351,395) $(2,857,659)

Total assets      $3,423,341   $2,776,912  $2,603,334  $   347,688  $ 9,151,275

     Segment information has not been provided for prior years as neither the Kronos or speaker segments had commenced operations. Atomic has revenue from a single customer that represents $101,538 of the Company's consolidated revenue. This customer is served by the sports apparel operating segment. (See note 17 regarding the customer's filing for bankruptcy protection)

NOTE 16 - RELATED PARTIES

     During the year ended June 30, 2000, the Company received advances from officers and directors of the Company of $109,213. At June 30, 2000 the amount due the officers and directors was $81,213.

     The Company has a liability at June 30, 2000 to an officer/director of the Company of $893,896 for regular and deferred compensation

NOTE 17 - SUBSEQUENT EVENTS

                         TSET, INC. AND SUBSIDIARIES.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (continued)

     On August 29, 2000, the Company and Computerized Thermal Imaging, Inc.
(CTI) mutually terminated their marketing agreement. The marketing agreement had provided the Company with marketing rights for CTI thermal imaging systems in certain global markets.

     During September 2000 the Company issued approximately 700,000 shares of its common stock to raise $820,000.

     On September 12, 2000, EdgeAudio sold twenty-five thousand (25,000) shares of newly-authorized convertible preferred stock equal to twenty percent (20%) of the total outstanding shares of EdgeAudio (the "Preferred Shares") to a private investor for $500,000 cash and a 90-day note for $200,000. The Company and the investor also entered into a Shareholders Agreement which provides, among other things, for rights of first refusal between the Company and the investor in connection with any proposed transfer of the EdgeAudio common shares owned by the Company or the Preferred Shares owned by the investor. EdgeAudio's articles of incorporation were also amended to provide that the Preferred Shares be entitled to, among other things, certain dividend and liquidation preferences, conversion rights, and voting power such that the Preferred Shares will represent voting control of EdgeAudio; however, the Company retains the right to veto a certain class of transactions. Registration rights were also granted with respect to the Preferred Shares. Certain provisions of the Agreement and Plan of Reorganization, dated as of May 4, 2000, pursuant to which the Company acquired sole ownership of EdgeAudio, were also amended to, among other things, reflect changes in executive management, composition of EdgeAudio's board of directors, and vesting authority in EdgeAudio's board of directors for certain actions that previously were subject to the Company's control or consent.

     On September 13, 2000, Charles D. Strang accepted an appointment as a director of the Company. His annual compensation will be 50,000 shares of common stock of the Company. Mr. Strang is also currently serving as Commissioner of the National Association of Stock Car Auto Racing (NASCAR).

     On October 3, 2000, Big Toe Sports, a significant customer of Atomic, filed for Chapter 11 bankruptcy protection. On October 9, 2000, the assets of Big Toe Sports were purchased by HCC Sports LLC, a subsidiary of Hycite Corporation of Madison, Wisconsin. HCC Sports has reached agreements with all of its vendors, including Atomic, regarding the disposition of outstanding payables and inventory. Atomic recorded a provision for bad debts of $90,000 in anticipation of the agreement with HCC Sports which results in a remaining receivable from Big Toe of $38,923. HCC Sports will continue to operate using the Big Toe Sports name and will operate under Big Toe Sports' existing business plan. Atomic will remain a vendor of Big Toe Sports and continue to regularly evaluate that relationship.

     On October 5, 2000, Weijing Li resigned as director and treasurer of the Company. On October 6, 2000, Richard Tusing accepted an appointment as director of the company. His annual compensation will be 50,000 shares of common stock of the Company. Mr. Tusing is currently providing business consulting services to select clients. The Company engaged Mr. Tusing to provided various consulting services prior to his appointment as director.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of October 2000.

                                            TSET, INC.


                                            By /s/ Jeffrey D. Wilson
                                            -----------------------------------
                                                 Jeffrey D. Wilson, Chairman of
                                                 the Board of Directors and
                                                 Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below on October 24 by the following persons on behalf of the registrant and in the capacities indicated.



/s/ Jeffrey D. Wilson                Chief Executive Officer
------------------------------------ and Chairman of the
Jeffrey D. Wilson                    Board of Directors


/s/ Weijing Li                       Treasurer, Secretary and a Director
------------------------------------
Weijing Li



/s/ Charles D. Strang                Director
------------------------------------
Charles D. Strang



/s/ Richard A. Papworth              Chief Financial Officer
------------------------------------
Richard A. Papworth



/s/ Erik W. Black                    Executive Vice President
------------------------------------
Erik W. Black

                                 EXHIBIT INDEX

The following exhibits are filed as part of this report.

27.1  Financial Data Schedule