Form 10-K/A
period 2000-06-30
TSET INC
filed 2000-11-21
CIK 1108248

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 2000


[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from        to

                       Commission file number 000-30191

                                  TSET, INC.
------------------------------------------------------------
           (Name of Small Business Issuer in Its Charter)

    Nevada                                        87-0440410
------------------------------------------------------------
(State or Other Jurisdiction of             (IRS Employer
Incorporation or Organization)             Identification No.)

333 South State Street, PMB. 111, Lake Oswego, Oregon 97034
------------------------------------------------------------
(Address of Principal Executive Office)           (Zip Code)

                               (503) - 598-1900
------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange
Act: None

Securities registered under Section 12(g) of the Exchange
Act:

                    Common Stock par value $ .001 per share
------------------------------------------------------------
                               (Title of Class)

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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $42,152,909 as of August 31, 2000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,097,801 shares of common stock were issued and outstanding as of August 31, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

                                   TSET, INC.

                                   FORM 10-K

                                 ANNUAL REPORT


                               TABLE OF CONTENTS


Available Information..............................................    4

                                    Part I

ITEM 1.  Our Business..............................................    4
ITEM 2.  Description of Our Properties.............................   16
ITEM 3.  Legal Proceedings ........................................   16
ITEM 4.  Submission of Matters to a Vote of Security Holders.......   16

                                    Part II

ITEM 5.  Market for Our Common Equity and Related Stockholder Matters 16
ITEM 6.  Selected Financial Data...................................   18
ITEM 7A. Management's Discussion and Analysis of Financial Condition
          and Plan of Operation.....................................  18
ITEM 7B. Quantitative and Qualitative Disclosures about Market Risk.  20
ITEM 8.  Financial Statements......................................   20
ITEM 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure..................................   20

                                   Part III

ITEM 10. Our Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Act.........   21
ITEM 11. Executive Compensation....................................   23
ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management................................................   23
ITEM 13. Certain Relationships and Related Transactions............   23
ITEM 14. Exhibits and Reports on Form 8-K..........................   23
         (a)     Financial Statements
         (b) Information pertaining to any 8-K reports filed during the last quarter.
         (c)     Exhibits

                             AVAILABLE INFORMATION
                             ---------------------

     We are subject to the reporting requirements of the Securities and Exchange Commission (the "Commission"). We file periodic reports, proxy statements and other information with the Commission under the Securities Exchange Act of 1934. We will provide, without charge, to each person who receives a copy of this filing, upon written or oral request, a copy of any information that is incorporated by reference herein (not including exhibits to the information that are incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Requests should be directed to:TSET, Inc., Attn:
Richard A. Papworth, Chief Financial Officer, 333 South State Street,
PMB. 111, Lake Oswego, Oregon 97034, voice: (503) 598-1900,
fax: (503) 968-0867. Our Internet address is www.tset-net.com. However, the information contained on our web site is not part of this document.

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

     As of June 30, 2000, the authorized capital stock of the Company consisted of 500,000,000 shares of common stock, par value $0.001 per share, of which 29,092,801 shares were issued and outstanding. In addition, 1,558,860 common shares were authorized to be issued in connection with certain transactions that had taken place prior to June 30, 2000 bringing the total of issued and authorized to be issued common shares to 30,651,661. No single stockholder owns 5% or more of the Company's common stock. Although the Company's articles of incorporation authorize a class of preferred stock, no shares of preferred stock are outstanding as of June 30, 2000. The Company's transfer agent is Merit Transfer Company in Salt Lake City, Utah.

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

     Investments and acquisitions will be made primarily for possible capital gain as well as current income. The Company may also assist enterprises it invests in or acquires in achieving access to public capital markets (either through spin-offs into public vehicles or public financing) and, if successful, intends to retain appropriate ownership interest therein.

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

     Important Events

     The Company has recently commenced implementation of its redirected plan of business by making certain acquisitions and investments, and establishing strategic relationships. Since April 1999, the Company hascreated several relationships that are believed to be of potentially substantial value to the Company, described below.


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


  Acquisition of Kronos Air Technologies, Inc. On March 13, 2000, the Company signed definitive agreements for the acquisition of Kronos Air Technologies, Inc., a Nevada corporation ("KAT"), a research and development company having headquarters in Redmond, Washington. KAT owns all of the intellectual property rights, including certain patents pending, for a technology known as "Kronos(TM)" (formerly named the "electron wind generator") .
The Company acquired all of the issued and outstanding shares of KAT in exchange for shares of the Company's common stock (thus constituting KAT as a wholly-owned subsidiary of the Company) and will be represented on KAT's board of directors. KAT's executive management will remain in place and bear responsibility for KAT's day-to-day operations.

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

     Kronos(TM) is a highly versatile and multiple use technology that enables the movement of air and gases at potentially high velocities while, among other things, removing odors, smoke, pollens, viruses, bacteria, and other pathogens and particulates from the surrounding air supply; indeed, one of the most highly beneficial characteristic of Kronos(TM) is its ability to kill (not simply remove) pathogens. Kronos(TM) can be embodied in a silent, non-vibrating, non-turbulence producing, energy-efficient, multi-functional device, which is easily and wholly scalable and can be made into any shape and size; it is therefore easily adaptable to existing infrastructure, hardware, and HVAC and other ducting, and is capable of deployment in a wide range of applications. Because it has no moving parts, a Kronos(TM) device is virtually maintenance free. A Kronos(TM) device can be utilized wherever a clean, controlled, and uniform air or other gas movement system is desirable; it combines the benefits of air movement, air cleaning, odor removal, limited "oxygen plus" production, and static control (as a Kronos(TM) device can produce either positive or negative ions, as needed), all in one simple, universal, and efficient device. There are a number of crucial advantages to the Kronos(TM) technology, which can conceivably be used anywhere air movement is desired, from microelectronics to large industrial blowers and fans. In summary, the primary distinctions of a Kronos(TM) device are its ability to move air and gases at potentially high velocities, its silence and energy efficiency, as well as the proprietary concepts imbedded therein. The Company and KAT believe that there is very limited, if any, competition for Kronos(TM) devices --although there are certain existing commercially available devices which purport to offer some of the beneficial elements of Kronos(TM), the Company and KAT believe that none of them combine and provide all of the unique combinations of technology and performance characteristics and capabilities which are possible in devices embodying the Kronos(TM) technology.

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

     The affiliation with Battelle PNNL resulted in an introduction to the U.S. government's National Security Division (the "NSD"), affiliated with Battelle PNNL; the NSD is charged with the responsibility of bringing technologies projects to the U.S. military from all national labs, and eventually to General Dynamics Corporation ("General Dynamics"). KAT currently has in place a development contract with Bath Iron Works, a General Dynamics company. The first installation of a Kronos(TM) device under this contract will be on a U.S. naval vessel, the destroyer USS Winston Churchill which is scheduled for completion in October 2000. General Dynamics has expressed an interest in licensing the Kronos(TM) technology for military uses and negotiations are currently in process. Another General Dynamics company, Advanced Technology Systems, has joined with KAT and Bath Iron Works to write a joint proposal for funding from the Office of Naval Research. Response to that proposal has thus far been encouraging. In addition, KAT and Bath Iron Works have proposed directly to the U.S. Navy a contract to evaluate the effectiveness of the Kronos(TM) device for broader deployment on living spaces in destroyers in the DDG51 series.

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

     Again indicating the importance of its strategic relationship with CTI and its objective of augmenting the same, the Company plans to ensure the coordination of development and deployment of Kronos(TM) technology so that it can be integrated into CTI Systems in CTI's climate- controlled facilities as well as in hospital rooms and medical clinics in which CTI Systems are used. The Company's proposed acquisition of Cancer Treatment Centers, Inc. (see the discussion below) and the objective of outfitting up to 100 cancer treatment centers with CTI Systems for the integrated, seamless diagnosis and treatment of cancer is one indicator of the Company's plans for the medical equipment and hospital/medical clinic element of the Core Applications. The Company and KAT are conducting market and industry research to determine the addressable market for integration of the Kronos(TM) technology into medical equipment.
      The Company and KAT believe that the Kronos(TM) technology will have significant applications in residential dwellings and commercial buildings (to combat the "sick building syndrome" and for air purification) and the automotive industry (as a potential replacement for automotive fans and catalytic converters), and that the addressable market for these applications will be substantial. In the case of residential dwellings and commercial buildings, the Company and KAT believe that a Kronos(TM) device will be clearly superior to any other device purporting to provide the same benefits. In the case of the automotive industry, a Kronos(TM) device will be wholly novel and revolutionary. The Company and KAT intend to adapt the Kronos(TM) technology for these applications, and are presently conducting research to determine the size of the addressable markets in the automotive industry. (The concept of "addressable market" assists the Company and KAT to quantify the potential market in which the Kronos(TM) technology and devices could be deployed and the potential revenues which could be earned therefrom, to enable informed decision-making about whether to expend management and financial resources in the development of such market.


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

     The Company's primary justification for making this acquisition was its belief, based upon representations by the entity claiming to introduce the EMU patent opportunity to the Company, that sizable supply contracts were immediately available in certain markets in the Middle East once the Company had completed its acquisition of the EMU patent, and that the further development work required could be performed to "customize" the EMU for the desired applications in those markets. Based upon these representations, the Company believed that the initial deposits on such supply contracts would provide funding sufficient to enable the additional development and modification work, arrangement of low-cost manufacturing, and further patenting and intellectual property protection activities, and the Company, in reliance upon these and other representations made by such entity, proceeded to complete the acquisition of the EMU patent. Ultimately, such entity failed to deliver the promised supply contracts and other relationships; accordingly, no such contracts have yet been concluded, thereby delaying the progress the Company had hoped to make with the EMU. The Company does not believe any such supplyagreement will be forthcoming through such entity, and the relationship with such entity has been terminated. The Company has initiated litigation regarding certain circumstances surrounding acquisition of the EMU patent; however, such litigation does not involve any dispute as to the Company's ownership thereof.


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



     On August 30, 2000, the closing price of our common stock as reported on the OTC.BB was $1.375 per share. On August 30, 2000, we had approximately 850 beneficial stockholders of our common stock and 29,097,801 shares of our common stock outstanding. An additional 1,893,069 common shares were authorized to be issued in contemplation of certain transactions that had been entered into prior to August 30, 2000, but were not yet issued and outstanding.

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

Securities Issued without Registration
--------------------------------------

     During the year ended June 30, 2000, we authorized the following equity securities, some of which were issued, none of which were registered as of the date of their issuance:

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

     In March 2000, we authorized the issuance of 2,250,000 common shares, valued at $1.49 per share, to six persons and a trust in exchange for common stock of Kronos Air Technologies, Inc. At that time, we issued 1,640,000 shares. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In May 2000, we issued 1,298,701 common shares, valued at $1.96 per share, to five persons in exchange for common stock of EdgeAudio.com, Inc. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In May 2000, we authorized the issuance of 180,000 common shares, valued at $1.96 per share, in exchange for common stock of Cancer Detection International, Inc. The above shares will be issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In May 2000, we issued 14,815 common shares valued at $3.375 per share to Richard A. Papworth based on his employment agreement dated May 19, 2000. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In June 2000, we authorized the issuance of 768,860 common shares valued at $1.49 per share to two persons in exchange for cash. The above shares will be issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

ITEM 6.  Selected Financial Data

     The following table presents selected financial information for the Company at the dates and for the periods indicated. The historical income statement and balance sheet data at and for the years ended June 30, 2000, 1999, and 1998 have been derived from the audited financial statements of the Company.

                                          2000        1999      1998
                                        --------    --------  --------
Sales revenue                         $   306,071   $      - $      -
Gross margin                               49,478          -        -
Net income (loss)                      (2,857,659)  (351,674) (17,832)
Basic earnings per share                    (0.11)     (0.01)   (0.00)

Total assets                            9,151,275      3,036   11,932
Long-term debt                            176,342          -        -
Cash dividends                                  -          -        -


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

    Weijing Li, 40, has served as the Company's Treasurer, Secretary, and member of its board of directors since 1996, having responsibility for procuring international contracts and projects. From 1992-1995, Mr. Li served as vice president/division manager, business information service, for United Information Technology Corporation, Hualin International, and certain affiliates of Collins Co., Ltd., in which capacities he was responsible for software product and market development and business planning, led a 20-member team developing multilingual word processor and database systems, served as an editorial member for the industrial rating book, China Leading Companies, which was co-published by China's statistics bureau, created industrial databases for business credit services, and acted as liaison with foreign partners on all start-up projects. From 1989-1991, Mr. Li was a systems analyst for the Center for European Economic Studies at Northeastern
University in Boston, and worked on the design and implementation of database systems for labor market research. From 1986- 1988, he worked as a research and teaching assistant in the Computer Science Department at the University of Massachusetts, developing CASE tools for software engineering projects and designing and code programming in C. Mr. Li received a B.S. from Changshi Institute of Technology in the Peoples' Republic of China in 1982, an M.S. from the University of Massachusetts in 1986, receiving a graduate research and teaching assistantship award, and an M.A. from Northeastern University in 1991, receiving a university assistantship award. Mr. Li's educational accomplishments have emphasized electrical engineering, computer science, and economics. Mr. Li speaks both Mandarin and Cantonese fluently.


    Richard A. Papworth, 42, was appointed Chief Financial Officer of the Company on May 20, 2000. Mr. Papworth has had diverse finance, tax, and accounting experience in a range of industries, including real estate development/construction, software development, publishing, distribution, financial institutions, and investment companies. From 1997- 2000, he was vice president and controller of the U.S. and European operations of Wilshire Financial Services Group ("WFSG"), a Portland, Oregon-based publicly held specialty loan servicing and investment company with more than $2 billion under management. In this capacity, Mr. Papworth was responsible for accounting and control systems, financial reporting and analysis, and business decision support for the worldwide organization. From 1996-97, he was chief financial officer of First Bank of Beverly Hills, a $550 million banking subsidiary of WFSG. From 1995-96, Mr. Papworth was treasurer for Maintenance Warehouse America Corporation, in which capacity he successfully negotiated more than $50 million of real estate and working capital financing, and was responsible for management of the company's insurance program and tax compliance. From 1994-95, he maintained a private management and finance consulting practice for select clients. From 1989-94, Mr. Papworth worked for Morrison Homes, the U.S. home building division of U.K.-based George Wimpey Plc., during which period he held various positions including assistant treasurer, treasurer, and chief financial officer. From 1985-89, he engaged in tax consulting with Deloitte and Touche, a Big Five accounting firm. Mr. Papworth speaks Spanish fluently. He received a B.S. in accounting (with minors in business, economics, and Spanish) and a Macc (Masters of Accountancy) with emphasis in tax law from Brigham Young University in 1984. Mr. Papworth became licensed as a certified public accountant in the State of California in 1987.

    Erik W. Black, 30, was appointed Executive Vice President - Business Development on May 1, 2000. Before joining the Company, Mr. Black served from 1997-2000 as a business and corporate strategy consultant to the office of the chairman of Funding Selection, Inc., an investment banking and mergers and acquisitions company. He also developed, launched, and managed GI Bill Express.com LLP in February 1999 until its acquisition by Military.com in April 2000. Mr. Black has also worked as an e-business associate consultant for IBM Global Services in Phoenix, Arizona, from March 1999 until April 2000. In addition, Mr. Black was the sole proprietor of E.B. Web Designs, an Internet development services and consulting company founded in 1998. Mr. Black worked as the communications coordinator for the Synthetic Organic Chemical Manufacturers Association in Washington, D.C. from 1996-1997 and as an associate consultant for Robert Charles Lesser & Co., a real estate consulting firm, from 1995-1996. He received an M.B.A. and Masters of Information.
Management degrees from Arizona State University in 2000 (where he received the ASU MBA KiplingerFoundation Prize for outstanding scholarship, service and contribution, and served as vice president - communications of the ASU MBA Student Body Association in 1999-2000), a Global Leadership Certificate from Thunderbird -The American Graduate School of International Management in 2000,
 a B.A. from Pomona College in 1995 where he graduated magna cum laude and was elected to Phi Beta Kappa. Mr. Black speaks Russian fluently.


Compliance with Section 16(a) of the Securities Exchange Act of 1934
------------------------------------------------------------

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

                         INDEX TO FINANCIAL STATEMENTS



                                                                       Page
                                                                       ----
TSET, Inc. and Subsidiaries
Report of Independent Certified Public Accountants...................  F-2
Independent Auditors report..........................................  F-3
Consolidated Financial Statements
     Consolidated Balance Sheet
            June 30, 2000 and 1999...................................  F-4
     Consolidated Statements of Operations
            June 30, 2000, 1999 and 1998.............................  F-5
     Consolidated Statements of Cash Flows
            June 30, 2000, 1999 and 1998.............................  F-6
     Consolidated Statements of Shareholders Equity
            June 30, 2000, 1999 and 1998.............................  F-7
Notes to Consolidated Financial Statements...........................  F-8

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TSET, Inc. and its subsidiaries as of June 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United
States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,857,659 during the year ended June 30, 2000, and, as of that date, the Company's current liabilities exceeded its current assets by $1,734,618. These factors, among others, as discussed in Note 3 to financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                          /s/ Randy Simpson C.P.A., P.C.

March 17, 2000
Salt Lake City, Utah

                     TSET, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                             June 30,
                                                    2000                 1999
 Assets

 Current Assets
       Cash                                        $   102,949    $       536
       Accounts receivable, net                        130,654              -
       Inventories                                     623,991              -
       Prepaid expenses                                 36,505          2,500

           Total Current Assets                        894,099          3,036

 Property and Equipment                                165,696              -
       Less: Accumulated Depreciation                  (51,129)             -

           Net Property and Equipment                  114,567              -

 Other Assets
       Intangibles                                   8,142,609              -

           Total Other Assets                        8,142,609              -

 Total Assets                                      $ 9,151,275    $     3,036

 Liabilities and Shareholders' Equity

 Current Liabilities
       Accounts payable                            $   225,521    $         -
       Accrued expenses                              1,288,364         30,150
       Notes payable, current portion                1,114,832         49,691

           Total Current Liabilities                 2,628,717         79,841

 Long-Term Liabilities
       Notes payable                                   176,342              -

           Total Long-Term Liabilities                 176,342              -

 Shareholders' Equity
 Common stock, authorized 500,000,000 shares of $.001   30,652         24,997
    par value
    Capital in excess of par value                   9,615,743        340,718
    Retained earnings (accumulated deficit)         (3,300,179)      (442,520)

           Total Shareholders' Equity (deficit)      6,346,216        (76,805)

 Total Liabilities and Shareholders' Equity         $9,151,275     $    3,036

The accompanying notes are an integral part of these statements.

                          TSET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year ended June 30,
                                              2000         1999        1998

 Sales                                   $   306,071   $         -   $        -

 Cost of sales                               256,593             -            -

 Gross Margin                                 49,478             -            -

Selling, General and Administrative expenses:
  Compensation and benefit                 1,510,646       343,150        5,000
   In process technology                     633,229             -            -
   Amortization of intangibles               229,904             -            -
   Other selling general & administrative
    expenses                                 494,471         8,796       12,978

Total Selling, General and
   Administrative expenses                 2,868,251       351,946       17,978

 Income or (loss) from Operations         (2,818,772)     (351,946)     (17,978)

 Other Income / (Expense)                      2,898           272          146

Interest Expense                             (41,784)            -            -

 Net Income (loss) Before Ta xes         $(2,857,659) $   (351,674)  $  (17,832)

Provision for Income Taxes                         -             -            -

 Net Income (loss)                       $(2,857,659) $   (351,674)  $  (17,832)

Basic and Diluted Earnings (Loss) Per Share   $(0.11)       $(0.01)     $ (0.00)

 Weighted Average Shares Outstanding      25,820,688    25,119,571   17,832,000

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

                          TSET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                   Common Stock
                                                                                          Retained        Total
                                                                         Capital In       Earnings     Shareholders'
                                                                       Excess of Par    (Accumulated      Equity
                                              Shares         Amount        Value          Deficit)       (Deficit)
BALANCE at June 30, 1997                    23,976,730     $ 23,976      $   31,743     $   (73,014)   $ (17,295)

 Net loss for the year ended June 30, 1998                                                  (17,832)     (17,832)

BALANCE at June 30, 1998                    23,976,730       23,976          31,743         (90,846)     (35,127)

 Shares of restricted common stock
  issued to Pangaea Group, LLC per CEO
  management agreement                       1,000,000        1,000         299,000                      300,000

 Shares of restricted common
  stock issued for services rendered            25,000           25           9,975                       10,000

 Shares certificate cancelled                   (4,000)          (4)                                          (4)

 Net loss for the year ended June 30, 1999                                                  (351,674)   (351,674)

BALANCE at June 30, 1999                    24,997,730       24,997         340,718         (442,520)    (76,805)

 Shares reissued from prior year cancellation    4,000            4                                            4

 Shares issued on August 31, 1999 to
  acquire the patents and technology
  of the utility meter                         100,000          100          49,900                       50,000

 Shares issued on March 14, 2000 to acquire
  Atomic Soccer USA, Ltd                     1,037,555        1,038       1,805,212                    1,806,250

 Shares issued/authorized on March 14, 2000 to
  acquire Kronos Air Technologies, Inc.      2,250,000        2,250       3,344,625                    3,346,875

 Shares issued on for May 9,2000 to acquire
  EdgeAudio.com, Inc.                        1,298,701        1,299       2,548,701                    2,550,000

 Shares authorized on May 9, 2000 to acquire
  Cancer Detection International Inc.          180,000          180         353,250                      353,430

 Shares issued on May 19, 2000 as compensation  14,815           15          49,985                       50,000

 Shares of restricted common stock
   authorized on June 30, 2000 for cash        768,860          769       1,123,352                    1,124,121

Net loss for the year ended June 30, 2000                                              (2,857,659)    (2,857,659)

BALANCE at June 30, 2000                    30,651,661     $ 30,652      $9,615,743   $(3,300,179)   $ 6,346,216


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

   In March 2000, the Company purchased Atomic Soccer USA, Ltd. (Atomic), a sports apparel manufacturer and distributor. In March 2000, the Company also acquired Kronos Air Technologies, Inc. (KAT) which is developing applications for its patented air movement and purification process via electrostatic precipitation. In May 2000, the Company purchased EdgeAudio.com,Inc. (EdgeAudio), a manufacturer and distributor of hom e theaterspeaker systems incorporating licensed DiAural(R) crossover circuitry. In May 2000, the Company also purchased Cancer Detection International (CDI) which performs state-of-the-art blood laboratory analysis for the very early detection of cancer.

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

                         TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(Continued)

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

Earnings Per Share. Basic (loss) earnings per share is computed using the weighted average number of shares both authorized to be issued and issued and outstanding. Diluted (loss) earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

Per share amounts disclosed in these Consolidated Financial Statements are not shown on a dilutive basis but rather on a basic basis as there are no stock options outstanding.

Revenue Recognition. Revenue from product sales is recognized upon shipment. Sales are reported net of applicable cash discounts and allowances for returns.

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(Continued)

NOTE 3 - REALIZATION OF ASSETS

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

     On March 13, 2000, the Company acquired Kronos Air Technologies, Inc.
(a development stage company), a Nevada corporation ("KAT"). KAT is a research

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(Continued)

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

   On May 4, 2000, the Company acquired 100% ownership of Cancer Detection International ("CDI"), in exchange for 180,000 shares of the Company's common stock. CDI engages in the business of performing state-of-the-art blood laboratory analysis for the very early detection of cancer. CDI utilizes specialized processing and handling of blood serums to be laboratory assayed in order to identify the presence and the level of anti- malignin antibodies in the patient. The blood analysis utilized by CDI has recently been approved by the FDA and is covered by Medicare and most other insurances. The transaction was accounted for using the purchase method of accounting, accordingly, the results of operations from May 5, 2000 are included in the consolidated statement of operations. The total purchase price of $353,000 was determined based upon the adjusted market value of stock issued which incorporates the restrictions on the

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(Continued)

transferability of the shares and was allocated to the net assets acquired based on their fair market values at the date of acquisition. Since CDI is a development stage company, the purchase price was allocated to goodwill ($353,000) which is being amortized on a straight line basis over ten years. As of June 30, 2000 CDI had not yet begun commercial operations.

   The following table reflects the unaudited proforma combined results of operations of the Company, KAT, Atomic, EdgeAudio and CDI as if the acquisitions had taken place at the beginning of the fiscal year for each of the periods presented, excluding the effects of the one time charge of in-process technology:

                                           June 30,      June 30,      June 30,
(In thousands, except per share data)       2000          1999          1998
                                           -------       -------       -------

Revenue                                 $   960        $   730         $   192
                                          =======        =======       =======
Net Income (loss)                       $(3,284)       $(1,434)        $(1,079)
                                          =======        =======       =======
Basic earnings (loss) per share         $( 0.13)       $( 0.06)        $( 0.06)
                                          =======        =======       =======
Number of shares used in computing
     basic earnings per share             25,821         25,120         17,832
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
                                                      =========     =========

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(Continued)

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
                                         ==========       ========

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(Continued)

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
                                               =========   =========

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(continued)

     Future payments of the debt outstanding for the years ended June 30 are as follows:

          2002                                $  136,514
          2003                                    39,828
                                              ----------
          Total                                  176,342
                                              ==========


NOTE 12 -- INCOME TAXES

     The composition of deferred tax assets and the related tax effects at June 30, 2000, 1999 are as follows:

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
                                             ==========    ==========


     The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                                     June 30,
                                            -------------------------

                                                 2000         1999
                                            ------------  ------------
                                                   % of               % of
                                                 Pre-tax             Pre-tax
                                      Amount      Loss      Amount      Loss
                                   -----------  --------  -----------  ---------
Benefit for income tax at
  federal statutory rate           $  971,604     34.0%   $ 119,569     34.0%
Non-deductible expenses              (537,407)   (18.8%)   (102,000)   (29.0%)
Acquired NOL and other                393,055     13.8%           -        -
Increase in valuation
  allowance                          (827,252)   (29.0%)    (17,569)    (5.0%)
                                   ----------   -------   ----------   -------
Total                              $        -        0%   $       -        0%
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

                          TSET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(continued)

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

NOTE 13 -- PURCHASED IN PROCESS RESEARCH AND DEVELOPMENT

     Purchased in process research and development (IPR&D) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $633,000 were recorded during fiscal 2000 as part of the allocation of the purchase price related to the acquisition of KAT.

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

                       TSET, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(continued)

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


                   Sports
                   Apparel       Kronos      Speaker      Other        Total
                  ----------   ----------  ----------  -----------  -----------
Revenue           $  292,889   $        -  $   33,182 $         -   $   306,071
Interest expense  $   41,784   $        -  $        - $         -   $    41,784
Amortization      $   90,270   $   90,455  $   43,289 $     5,891   $   229,904
In Process R&D    $        -   $  633,229  $        - $         -   $   633,229
Net loss          $ (357,406)  $ (926,676) $(222,182) $(1,351,395)  $(2,857,659)

Total assets      $3,423,341   $2,776,912  $2,603,334  $  347,688   $ 9,151,275

                         TSET, INC. AND SUBSIDIARIES.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
(continued)

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

     The Company has a liability at June 30, 2000 to an officer/director of the Company of $893,896 for regular and deferred compensation.

NOTE 17 - SUBSEQUENT EVENTS

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

     On October 3, 2000, Big Toe Sports, a significant customer of Atomic, filed for Chapter 11 bankruptcy protection. On October 9, 2000, the assets of Big Toe Sports were purchased by HCC Sports LLC, a subsidiary of Hycite Corporation of Madison, Wisconsin. HCC Sports has reached agreements with all of its vendors, including Atomic, regarding the disposition of outstanding payables and inventory. Atomic recorded a provision for bad debts of $90,000 in anticipation of the agreement with HCC Sports which results in a remaining receivable from Big Toe of $38,923. HCC Sports will continue to operate using the Big Toe Sports name and will operate under Big Toe Sports' existing business plan. Atomic will remain a vendor of Big Toe Sports and continue to regularly evaluate that

                         TSET, INC. AND SUBSIDIARIES.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
(continued)

relationship.

     On October 5, 2000, Weijing Li resigned as director and treasurer of the Company. On October 6, 2000, Richard Tusing accepted an appointment as director of the company. His annual compensation will be 50,000 shares of common stock of the Company. Mr. Tusing is currently providing business consulting services to select clients. The Company engaged Mr. Tusing to provide various consulting services prior to his appointment as director.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of October 2000.

                                            TSET, INC.


                                            By /s/ Jeffrey D. Wilson
                                               Jeffrey D. Wilson, Chairman of
                                               the Board of Directors and
                                               Chief Executive Officer


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