Form 10-Q
period 2000-09-30
TSET INC
filed 2000-11-21
CIK 1108248

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                  FORM 10-Q


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________


Commission file number: 000-30191


                                 TSET, INC.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             NEVADA                               87-0440410
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                Identification No.)

               Two Centerpointe Drive, Lake Oswego, OR      97035
            --------------------------------------------   -------
              (Address of principal executive offices)    (Zip Code)

                                (503) 598-1900
                           ------------------------
             (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No [   ]

     APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 29,097,801 shares were issued and outstanding as of September 30, 2000.

                                  TSET, INC.

                                  FORM 10-Q

                               QUARTERLY REPORT

                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements...............................................3


        Consolidated Balance Sheets as of September 30,
        2000 and June 30, 2000.............................................3

        Consolidated Statements of Operations for the three
        months ended September 30, 2000 and 1999...........................4

        Consolidated Statements of Stockholders' Equity
        (Deficit) for the three months ended September 30,
        2000 and for the period from June 30, 1997
        to June 30, 2000...................................................5

        Consolidated Statements of Cash Flows for the three
        months ended September 30, 2000 and 1999...........................6

        Notes to Consolidated Financial Statements.........................7

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................10

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk.............12

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................12

ITEM 2. Changes in Securities..............................................12

ITEM 3. Defaults upon Senior Securities....................................20

ITEM 4. Submission of Matters to a Vote of Security Holders................20

ITEM 5. Other Information..................................................20

ITEM 6. Exhibits and Reports on Form 8-K...................................22

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     The following comprise our condensed (unaudited) consolidated financial statements for the three months ended September 30, 2000 and 1999.


                     TSET, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                            September 30,     June 30,
                                              2000               1999
                                           --------------    ------------
 Assets
 Current Assets
       Cash                                $    634,325     $    102,949
       Accounts receivable, net                 118,910          130,654
       Inventories                              811,742          623,991
       Prepaid expenses                          52,871           36,505
                                            -------------   -------------
           Total Current Assets               1,617,848          894,099

 Property and Equipment                         182,702          165,696
       Less: Accumulated Depreciation           (57,669)         (51,129)
                                            -------------    ------------
           Net Property and Equipment           125,033          114,567

 Other Assets
       Intangibles, net                       7,933,296        8,142,609
                                            -------------    -------------
           Total Other Assets                 7,933,296        8,142,609
                                            --------------   -------------
 Total Assets                               $ 9,676,177      $ 9,151,275
                                            ==============   =============

 Liabilities and Shareholders' Equity

 Current Liabilities
       Accounts payable                     $   283,466      $   225,521
       Accrued expenses                       1,270,725        1,288,364
       Notes payable, current portion         1,017,533        1,114,832
                                            -------------    ------------
        Total Current Liabilities             2,571,724        2,628,717
                                            -------------    ------------
 Long-Term Liabilities
       Notes payable                                  -          176,342
                                            -------------    -------------
           Total Long-Term Liabilities                -          176,342
                                            -------------    -------------
 Minority Interest                               44,984                -
                                            -------------    -------------
 Shareholders' Equity
Common stock, authorized 500,000,000 shares
 of $.001 par value                              32,055           30,652
  Capital in excess of par value             11,061,043        9,615,743
   Retained earnings (accumulated deficit)   (4,193,661)      (3,300,179)
                                            -------------    ------------
  Total Shareholders' Equity (deficit)        6,899,437        6,346,216
                                            -------------    ------------
 Total Liabilities and Shareholders' Equity $ 9,676,177      $ 9,151,275
                                            =============    ============
The accompanying notes are an integral part of these statements.

                          TSET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)




                                                  Quarter ended September 30,
                                                     2000            1999
                                                  ------------   ------------

 Sales                                           $    388,838    $          -

 Cost of sales                                        241,927               -
                                                  ------------    ------------
 Gross Margin                                         146,911               -
                                                  ------------    ------------

 Selling, General and Administrative expenses:
  Compensation and benefits                           473,310          48,350
  Amortization of intangibles                         209,313               -
  Other selling general & administrative expenses     371,613             491
                                                  ------------    ------------
Total Selling, General and Administrative expenses  1,054,236          48,841
                                                  ------------    ------------
 Income or (loss) from Operations                    (907,325)        (48,841)

 Other Income / (Expense)                                   -               -

 Interest Expense                                     (31,141)              -

 Minority Interests                                    44,984               -
                                                  ------------    ------------
 Net Income (loss) Before Taxes                    $ (893,482)   $    (48,841)

 Provision for Income Taxes                                 -               -
                                                  ------------    ------------
 Net Income (loss)                                 $ (893,482)   $    (48,841)
                                                  ============    ============
 Basic and Diluted Earnings (Loss) Per Share       $    (0.03)   $      (0.00)
                                                   ============   ============

 Weighted Average Shares Outstanding               30,979,489      25,033,090
                                                   ============    ============

The accompanying notes are an integral part of these statements.

                         TSET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (UNAUDITED)



                                                   Quarter Ended September 30,
                                                     2000                1999
                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income (loss)                               $   (893,482)    $   (48,841)
 Adjustments to reconcile Net Income to net cash
   (used in) provided by operations:
    Depreciation and amortization                     215,853               -
    Unrealized loss on patent technology              (44,984)              -
    Common stock issued as compensation                 6,560               -
 Change In:
    Inventories                                      (187,751)              -
    Accounts receivable                                11,744               -
    Prepaid expenses and other assets                 (16,366)              -
    Accounts Payable                                   58,373               -
    Accrued Expenses and other liabilities            (17,576)         48,500
                                                    -----------      -----------
Net cash (used in) provided by Operating Activities  (867,629)           (341)
                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                 (17,498)              -
                                                    -----------      -----------
Net cash (used in) provided by Investing Activities   (17,498)              -
                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                          1,440,144               -
  Minority Interest                                   250,000               -
  Proceeds from short-term borrowings                 199,743               -
  Repayments of short-term borrowings                (473,385)              -
                                                   -----------      -----------
Net cash (used in) provided by Financing Activities 1,416,502               -
                                                   -----------      -----------

NET (DECREASE) INCREASE IN CASH                       531,375            (341)

CASH
     Beginning of year                                102,950             536
                                                   -----------      -----------
     End of year                                  $   634,325      $      195
                                                   ===========      ===========
Supplemental disclosures of cash flow information
     Cash paid during the year for
        Interest                                  $    47,429               -
        Income taxes                                        -               -
Supplemental schedule of non-cash investing and financing
activities:
     Purchase of patent rights                              -          50,000

The accompanying notes are an integral part of these statements.

                          TSET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND
                 THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                                           Retained         Total
                                                   Common Stock           Capital In       Earnings      Shareholders'
                                              ---------------------     Excess of Par    (Accumulated       Equity
                                                Shares         Amount         Value          Deficit)       (Deficit)
BALANCE at June 30,                           23,976,730     $   23,976    $   31,743    $   (73,014)   $   (17,295)

 Net loss for the year ended June 30, 1998                                                   (17,832)       (17,832)

BALANCE at June 30, 1998                     23,976,730          23,976        31,743        (90,846)       (35,127)

 Shares of restricted common stock
  issued to Pangaea Group, LLC per CEO
  management agreement                        1,000,000           1,000       299,000                       300,000

 Shares of restricted common
  stock issued for services rendered             25,000              25         9,975                        10,000

 Shares certificate cancelled                    (4,000)             (4)                                         (4)

 Net loss for the year ended June 30, 1999                                                  (351,674)      (351,674)

BALANCE at June 30, 1999                     24,997,730          24,997       340,718       (442,520)       (76,805)

 Shares reissued from prior year cancellation     4,000               4                                           4

 Shares issued on August 31, 1999 to
  acquire the patents and technology
  of the utility meter                          100,000             100        49,900                        50,000

 Shares issued on March 14, 2000 to acquire
  Atomic Soccer USA, Ltd                      1,037,555           1,038     1,805,212                     1,806,250

 Shares issued on March 14, 2000 to acquire
  Kronos Air Technologies, Inc.               2,250,000           2,250     3,344,625                     3,346,875

 Shares issued on for May 9,2000 to acquire
  EdgeAudio.com, Inc.                         1,298,701           1,299     2,548,701                     2,550,000

 Shares issued on May 9, 2000 to acquire
  Cancer Detection International Inc.           180,000             180       353,250                       353,430

 Shares issued on May 19, 2000 as compensation   14,815              15        49,985                        50,000

 Shares of restricted common stock
  issued on June 30, 2000 for cash              768,860             769     1,123,352                     1,124,121

 Net loss for the year ended June 30, 2000                                                (2,857,659)    (2,857,659)

BALANCE at June 30, 2000                     30,651,661          30,652     9,615,743     (3,300,179)     6,346,216

 Shares of restricted common stock
  authorized on July 20, 2000 for cash          161,538             161       188,839                       189,000

 Shares issued on August 3, 2000
  as compensation                                 5,000               5         6,555                         6,560

 Shares authorized on August 31, 2000
 to liquidate debt of Atomic Soccer USA, Ltd    362,259             362       375,981                       376,343

 Shares of restricted common stock
  authorized on June 30, 2000 for cash          832,000             832       831,168                       832,000

 Shares authorized on August 31, 2000 to liquidate
  debt of TSET, Inc.                             42,800              43        42,757                        42,800

Net loss for the quarter ended September 30, 2000                                            (893,482)     (893,482)

BALANCE at September 30, 2000                32,055,258      $   32,055   $11,061,043     $(4,193,661)   $6,899,437

       The accompanying notes are an integral part of these statements.

                          TSET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

NOTE 1 -

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included.Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2001.

These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The accompanying financial statements should be read in conjunction with the TSET, Inc. Form 10K for the fiscal year ended June 30, 2000 filed on October 24, 2000.

NOTE 2 - INVENTORIES

     Inventories are valued at their lower of cost or market. The FIFO (first-in, first out) method is used to determine the cost of inventories. Inventories at September 30, by major classification, are as follows:


                                           2000          1999
                                        ---------        ---------
   Raw materials                        $ 167,902        $ 203,921
   Work in process                         20,983           22,228
   Finished goods                         598,969          362,222
   Freight in                              23,888           35,620
                                        ---------        ---------
                                        $ 811,742        $ 623,991
                                        =========        =========


NOTE 3 -- INCOME TAXES

     The composition of deferred tax assets and the related tax effects at September 30, 2000, and June 30, 2000 are as follows:

                                           September 30,      June 30,
                                                2000             1999
                                             ----------       ----------
     Benefit from carryforward of net
        operating losses                     $  863,993    $    783,073
     Other temporary differences                 12,325          80,920
     Less valuation allowance                  (876,318)       (863,993)
                                             ----------        ----------
     Net deferred tax asset                  $        -    $          -
                                             ==========        ==========

                          TSET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

     The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                                  September 30,
                                     -----------------------------------------
                                           2000                  1999
                                   ---------------------  ----------------------
                                                   % of                 % of
                                                 Pre-tax              Pre-tax
                                      Amount      Loss      Amount      Loss
                                   -----------  --------  -----------  ---------
Benefit for income tax at
  federal statutory rate           $  303,784     34.0%   $ 16,606     34.0%
Non-deductible expenses              ( 73,397)   ( 8.2%)      (680)   ( 1.4%)
Increase in valuation
  allowance                          (230,387)   (25.8%)   (15,926)   (32.6%)
                                   ----------   -------   ----------   -------
Total                              $        -        0%   $      -        0%

     The non-deductible expenses shown above related primarily to accrued and deferred compensation and to the accrual of restricted shares of common stock for compensation using different valuation methods for financial and tax reporting purposes.

     At September 30, 2000, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $3.1 million of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2020 and could be subject to severe limitations if significant ownership changes occur in the Company. Of the $3.1 million of unused net operating losses noted above, approximately $1.1 million relates to losses incurred by the Company's subsidiaries, Atomic and EdgeAudio. In fiscal years prior to June 30, 2000, Atomic and EdgeAudio did not file their tax returns on a consolidated basis with the Company. Accordingly, the $1.1 million loss incurred by Atomic and EdgeAudio is further subject to separate limitations that restrict the ability of the Company to use such losses.


NOTE 4 - SEGMENTS OF BUSINESS

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates principally in three segments of business: the sports apparel segment manufactures and distributes sports apparel to team organizations and retailers. The Kronos segment licenses, manufactures and distributes air movement and purification devices utilizing the Kronos(TM) technology. The speaker segment manufactures and distributes home theater speakers and speaker systems. Although there are future plans for expansion into foreign markets, in the quarter ended September 30, 2000, the Company operated only in the U.S. The following tables provide a comparison of revenues, net profit, total assets, amortization expense, in-process research and development expense and interest expense for the year ended September 30, 2000:

                          TSET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                   Sports
                   Apparel       Kronos      Speaker      Other        Total
                  ----------   ----------  ----------  -----------  -----------
Revenue           $  365,848   $        -  $   22,990  $         -  $   388,838
Interest expense  $   31,141   $        -  $        -  $         -  $    31,141
Amortization      $   67,702   $   67,841  $   64,934  $     8,836  $   209,313
Net loss          $ ( 47,786)  $ (249,762) $ (224,918) $  (371,016) $  (893,482)

Total assets      $3,370,274   $2,847,549  $2,709,450  $   748,904  $ 9,676,177


     Segment information has not been provided for prior years as neither the Kronos or speaker segments had commenced operations. Atomic has revenue from a single customer that represents $101,538 of the Company's consolidated revenue. This customer is served by the sports apparel operating segment.


NOTE 4 - Earnings Per Share

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

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

     The three month period ended September 30, 2000 was a period that saw profit margins improve at Atomic Soccer to 37.1% from 15.1%. EdgeAudio saw sales of its home theater speaker systems begin in earnest after getting an excellent review in Sound and Vision magazine. EdgeAudio also worked diligently on a sales agreement with Amazon.com which was finalized after the quarter ended and just in time for the holiday selling season. During the quarter,EdgeAudio sold shares of a newly-authorized class of preferred stock to a private investor; the preferred shares were purchased for $700,000 cash. In addition to customary preference rights, the terms of the deal provide that the holder of the preferred stock will obtain share voting control over EdgeAudio; however, the Company retains the right to veto a certain class of transactions and has increased its representation on EdgeAudio's board of directors. Company management concluded that the arrangement of private financing would not only enable EdgeAudio to move forward with its growth plans at a more rapid pace, but would also free the Company's financial and management resources to enable acceleration of the development of its other very high-value investment, Kronos Air Technologies. The Company retains ownership of a majority of EdgeAudio's shares.

     During the quarter just ended, Kronos continued development work on its air purification/air flow device and was close to delivering the KronosT device to be installed in the crew quarters of USS Winston Churchill in late October/early November. Kronos, along with Bath Iron Works
(BIW) a General Dynamics Company, received a contract from the Office Of Naval Research (ONR) to study the Kronos(TM) device for several applications on ships and submarines. Other General Dynamics Companies including General Dynamics Advanced Technology Systems (GDATS) and Electric Boat (EB) will participate in this project. In addition, the KronosT device was contracted to be installed in a Beta test environment in a hotel application in Neveda, and in a hospital application in eastern Europe.

     Despite these activities, the Company generated no significant revenues. Although the recently acquired subsidiary, Atomic, has generated limited revenues during the past several years, Kronos and EdgeAudio have primarily been engaged in research and development activities, establishing sources of supply, training personnel and developing markets since their inception. As a result, the company's ability to achieve profitability will depend on its ability to successfully develop applications for certain of its products, obtain regulatory approvals, and develop the capacity to manufacture and extensively market its products.

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


Results of Operations
---------------------

     This discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company during the quarter ended September 30, 2000 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report as well as those included in the Company's recently filed Form 10K.

     The discussion herein with respect to the consolidated statements of operations does not contain comparable information and no analysis of the same is being given herein since it is not properly susceptible to narrative comparison by virtue of the facts that (a) as indicated in Item 1 of Form

10-K, the company was basically inactive from the time that it discontinued operations in 1996 until the time that it was reactivated during late 1999 and
(b) from inception through September 30, 1999 it had no significant revenues from operations.

     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the quarter ended September 30, 2000

     Sales for the quarter ended September 30, 2000, mainly from Atomic, were $388,838 while cost of sales were $241,927 resulting in a gross profit for the quarter of $146,911 and a gross margin of 37.8%. Expenses amounted to $1,085,377 of which general and administrative expenses accounted for $844,923 or approximately 78% and intangibles amortization expense accounted for $209,313 or approximately 18%. Primarily as a result of the above, the net loss for the quarter ended September 30, 2000 was $(893,482) thereby increasing the Company's accumulated deficit to $(4,193,661) at September 30, 2000.

     CONSOLIDATED BALANCE SHEET AS AT SEPTEMBER 30, 2000

     Total assets of the Company at September 30, 2000 were $9,676,177 of which $811,742 of inventory, $2,555,350 of patents/intellectual property, and $5,377,946 of goodwill accounted for approximately 8%, 26% and 56%, respectively. Total current assets at September 30 and June 30 amounted to $1,617,848 and $894,099, respectively, while total current liabilities for those same periods amounted to $2,571,724 and $2,628,717, respectively, creating a working capital deficit of $(953,876) and $(1,734,618) at each respective period end. This working capital deficit is mainly attribute to Atomic current notes payable incurred to finance operating deficits during its development stage and early operating stage. The reduction in the working capital deficit from June 30 to September 30 mainly due to a capital injection of $1,021,000 and the satisfaction of $376,000 of Atomic notes payable. Total liabilities as at September 30 and June 30, 2000 amounted to $2,571,724 and $2,805,059, respectively, representing a reduction of $233,335 or 8.3%. Shareholders equity (including the above accumulated deficit) as at September 30 and June 30, 2000 was $6,899,437 and
$6,346,216, respectively, representing an increase of $553,221 or 8.7%.


Liquidity and Capital Resources
-------------------------------

     Net working capital at September 30, 2000 $(953,876) represented an improvement over net working capital at June
30, 2000 of $780,742 or 45%. The current ratio improved from 34% at June 30, 2000 to 69.2% at September 30, 2000. The Company's return on average equity was (9.1)% during the quarter ended
September 30, 2000. Net cash flow used on operating activities was $867,629 for the same quarter.

     The Company was able to satisfy its cash requirements for the quarter ended September 30, 2000 though the issuance and sale of its common stock and the issuance and sale of preferred stock of its subsidiary EdgeAudio. It will continue to satisfy cash needs in this manner in the near term until it finalizes its private placement offering which will provide working capital until the company can provide such from its ongoing operations. The Company is engaged in other fund raising activities and is attempting to gain access to additional capital markets that could provide financial resources in the event the private placement offering is not successful. There is no assurance that these fund raising efforts will be successful.


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


ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

     The Company does not own any market risk sensitive instruments and does not operate in any foreign countries that would make is susceptible.



                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - None


ITEM 2. Changes in Securities

     During the year ended June 30, 2000, we authorized the following equity securities, some of which were issued, none of which were registered as of the date of their issuance:

     On July 20, 2000, the Company authorized the issuance of 161,538 common shares valued at $1.17 per share to one entity in exchange for cash. The above shares will be issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     On August 3, 2000, the Company issued 5,000 common shares valued at $1.312 per share to Tracy Murphy as compensation for services rendered. The above shares were issued pursuant to the exemption provided for under Section
4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In August, 2000, the Company authorized the issuance of 362,259 common shares valued at $1.17 per share to five persons in liquidation of debt of Atomic Soccer USA, Ltd. The above shares will be issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In September, 2000, the Company authorized the issuance of 832,000 common shares valued at $1.00 per share to three persons in exchange for cash. The above shares will be issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In September, 2000, the Company authorized the issuance of 42,800 common shares valued at $1.00 per share to two entities in liquidation of debt of TSET, Inc. The above shares will be issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

ITEM 3. Defaults upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders
- None

ITEM 5. Other Information - None

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

     The exhibits filed as a part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith, and, pursuant to Rule 12b-32 under the Securities
Exchange Act of 1934, reference is made to such documents as previously filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K

     On September 18, 2000, the Company filed a Current
Report on Form 8-K dated September 18, 2000 reporting under
Item 4 its dismissal of Randy Simpson, CPA, P.C., and its engagement of Grant Thornton LLP, as its independent auditors.

     On September 21, 2000, the Company filed a Current
Report on Form 8-K dated September 21, 2000 reporting under
Item 5 a press release announcing that its subsidiary
EdgeAudio had sold twenty-five thousand (25,000) shares of newly-authorized preferred stock equal to twenty percent (20%) of the total shares of EdgeAudio in a cash transaction to a private investor.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of November 2000.

                                            TSET, INC.


                                            By /s/ Jeffrey D. Wilson
                                            -----------------------------------
                                              Jeffrey D. Wilson, Chairman of
                                              the Board of Directors and
                                               Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below on November 20 by the following persons on behalf of the registrant and in the capacities indicated.



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

Exhibit No.       Description

27.1              Financial Data Schedule.