Form 10QSB
period 2000-12-31
TSET INC
filed 2001-02-14
CIK 1108248

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                  FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES  EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2000


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from     to


Commission file number: 000-30191


                                 TSET, INC.
            ------------------------------------------------
       (Exact name of Registrant as specified in its charter)

             NEVADA                               87-0440410
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)               Identification No.)

            Two Centerpointe Drive, Lake Oswego, OR  97035
            ---------------------------------------  -----
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

     APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 29,707,801 shares were issued and outstanding as of December 31, 2000.

                                  TSET, INC.

                                  FORM 10-Q

                               QUARTERLY REPORT

                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements......................................3


        Consolidated Balance Sheets as of December 31,
        2000 and June 30, 2000.....................................3

        Consolidated Statements of Operations for the three
        months ended December 31, 2000 and 1999 and the six
        months ended December 31, 2000 and 1999 ...................4

        Consolidated Statements of Cash Flows for the three
        months ended December 31, 2000 and 1999 and the six
        months ended December 31, 2000 and 1999....................5

        Consolidated Statements of Stockholders' Equity
        (Deficit) for the three months ended December 31,
        2000 and for the period from June 30, 1997
        to December 31, 2000.......................................6

        Notes to Consolidated Financial Statements.................7

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.............10

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk....14

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.........................................14

ITEM 2. Changes in Securities.....................................14

ITEM 3. Defaults upon Senior Securities...........................15

ITEM 4. Submission of Matters to a Vote of Security Holders.......15

ITEM 5. Other Information.........................................15

ITEM 6. Exhibits and Reports on Form 8-K..........................15

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     The following comprise our condensed (unaudited) consolidated financial statements for the three months and six months ended December 31, 2000 and 1999.


                     TSET, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS


                                                    December 31,   June 30,
                                                      2000          2000
                                                  ------------  ------------
 Assets

 Current Assets
       Cash                                     $      65,760  $    102,949
       Accounts receivable, net                       106,776       130,654
       Inventories                                    904,743       623,991
       Prepaid expenses                                27,967        36,505
                                                  ------------  ------------
           Total Current Assets                     1,105,236       894,099

 Property and Equipment                               220,973       165,696
   Less: Accumulated Depreciation                     (63,835)      (51,129)
                                                  ------------  ------------
    Net Property and Equipment                        157,138       114,567

 Other Assets
       Intangibles, net                             7,723,982     8,142,609
                                                  ------------  ------------
      Total Other Assets                            7,723,982     8,142,609
                                                  ------------  ------------
 Total Assets                                    $  8,986,356  $  9,151,275
                                                  ============  ============


 Liabilities and Shareholders' Equity

 Current Liabilities
     Accounts payable                            $    405,735  $    225,521
     Accrued expenses                               1,327,416     1,288,364
     Notes payable, current portion                   995,968     1,114,832
                                                   ------------ ------------
      Total Current Liabilities                     2,729,119     2,628,717
                                                   ------------ ------------
 Long-Term Liabilities
       Notes payable                                        -       176,342
                                                    ------------ ------------
   Total Long-Term Liabilities                              -       176,342
                                                    ------------ ------------
 Minority Interest                                    604,900             -
                                                    ------------ ------------
 Shareholders' Equity
   Common stock, authorized
    500,000,000 shares of $.001                         32,263        30,652
       par value
   Capital in excess of par value                   11,183,175     9,615,743
   Retained earnings
        (accumulated deficit)                       (5,563,102)   (3,300,179)
                                                    ------------ ------------
Total Shareholders' Equity (deficit)                 5,652,336     6,346,216
                                                    ------------ ------------
 Total Liabilities  and Shareholders' Equity      $  8,986,356  $  9,151,275
                                                    ============ ============


The accompanying notes are an integral part of these statements.

                          TSET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                           DECEMBER 31, 2000 AND 1999
                                  (UNAUDITED)

                                         For the Three months Ended    For the Six Months Ended
                                                 December 31,                 December 31,
                                         --------------------------    ------------------------
                                          2000         1999             2000         1999

 Sales                                $  445,952   $         -   $    834,790  $          -

 Cost of sales                           244,472             -        486,399             -

 Gross Margin                            201,480             -        348,391             -

 Operating expenses:
    Compensation and benefits            598,302        47,700      1,071,612        96,050
    Marketing                            153,291             -        218,404             -
    Research and development              59,965             -        113,697             -
    Professional services                289,757             -        350,105             -
    Amortization of intangibles          209,313             -        418,626             -
    Other general & administrative       297,596         1,000        489,746         1,491

 Total operating expense               1,608,224        48,700      2,662,460        97,541

 Income or (loss) from Operations     (1,406,744)      (48,700)    (2,314,069)      (97,541)

 Other Income/(Expense)                    5,276            21          5,276            21

 Interest Expense                        (18,089)            -        (49,230)            -

 Minority Interests                       50,116             -         95,100             -

 Net Income(loss)Before Taxes        $(1,369,441)   $  (48,679)  $ (2,262,923)      (97,520)

 Provision for Income Taxes                    -             -              -             -

 Net Income (loss)                   $(1,369,441)   $  (48,679)  $ (2,262,923)      (97,520)

 Earnings (Loss) Per Share:
       Basic                         $     (0.04)   $    (0.00)  $      (0.07)        (0.00)

       Diluted                       $     (0.04)   $    (0.00)  $      (0.07)        (0.00)



 Weighted Average Shares Outstanding
       Basic                          32,099,081    25,101,730     31,539,757    25,067,413

       Diluted                        32,099,081    25,101,730     31,539,757    25,067,413


The accompanying notes are an integral part of these statements.

                         TSET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                           DECEMBER 31, 2000 AND 1999
                                 (UNAUDITED)

                                                    For the Three months Ended      For the Six Months Ended
                                                          December 31,                      December 31,
                                                    --------------------------     --------------------------
                                                          2000           1999             2000             1999
                                                       ------------  ------------     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (loss)                                $ (1,369,441)  $   (48,679)     $(2,262,923)  $   (97,520)
     Adjustments to reconcile Net Income to net cash
        (used in) provided by operations:
        Depreciation and amortization                      215,479         1,000          431,332         1,000
        Minority Interests                                 (50,116)            -          (95,100)            -
        Provision for doubtful accounts                      1,065             -            1,065             -
        Common stock issued as compensation                      -             -            6,560             -
     Change In:
        Inventories                                        (93,002)            -         (280,753)            -
        Accounts receivable                                 12,431             -           24,175             -
        Prepaid expenses and other assets                   25,732             -            9,366       (50,000)
        Accounts Payable                                   140,044             -          198,417             -
        Accrued Expenses and other liabilities              37,938        48,041           20,363        96,540

Net cash (used in) provided
               by Operating Activities                  (1,079,870)         (362)      (1,947,498)      (49,980)

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchases of property and equipment                (39,470)            -          (56,970)            -

Net cash (used in) provided
               by Investing Activities                     (39,470)            -          (56,970)            -

CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of common stock                           122,340             -        1,562,485        50,000
        Minority Interest                                  450,000             -          700,000             -
        Proceeds from short-term borrowings                  2,890             -          202,633             -
        Repayments of short-term borrowings                (24,455)            -         (497,840)            -

Net cash (used in) provided
               by Financing Activities                     550,775             -        1,967,278        50,000

NET (DECREASE) INCREASE IN CASH                           (568,565)         (362)         (37,190)           20

CASH

     Beginning of year                                     634,325           194          102,950           536
     End of year                                     $      65,760   $       556           65,760           556


Supplemental disclosures of cash flow information
     Cash paid during the year for
        Interest                                     $      24,503             -           71,932             -
        Income taxes                                             -             -                -             -
Supplemental schedule of non-cash investing
   and financing activities:
     Purchase of patent rights                                   -             -                -        50,000

The accompanying notes are an integral part of these statements.

                          TSET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS'EQUITY
                FOR THE SIX MONTHS ENDED DECEMBER 30, 2000 AND
                 THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                                                    Retained        Total
                                                            Common Stock            Capital In      Earnings     Shareholders'
                                                      -----------------------      Excess of Par  (Accumulated     Equity
                                                       Shares          Amount         Value         Deficit)      (Deficit)
                                                     ---------        --------      -----------   ------------   ------------
BALANCE at June 30,                                  23,976,730    $  23,976     $     31,743  $   (73,014)   $   (17,295)

  Net loss for the year ended June 30, 1998                                                        (17,832)       (17,832)

BALANCE at June 30, 1998                             23,976,730       23,976           31,743      (90,846)       (35,127)

  Shares of restricted common stock
  issued to Pangaea Group, LLC per CEO
  management agreement                                1,000,000        1,000          299,000                     300,000

  Shares of restricted common
  stock issued for services rendered                     25,000           25            9,975                      10,000

  Shares certificate cancelled                           (4,000)          (4)                                          (4)

  Net loss for the year ended June 30, 1999                                                       (351,674)      (351,674)

BALANCE at June 30, 1999                             24,997,730       24,997         340,718      (442,520)       (76,805)

  Shares reissued from prior year cancellation            4,000            4                                            4

  Shares issued on August 31, 1999 to
  acquire the patents and technology
  of the utility meter                                  100,000          100          49,900                       50,000

  Shares issued on March 14, 2000 to acquire
  Atomic Soccer USA, Ltd                              1,037,555        1,038       1,805,212                    1,806,250

  Shares issued on March 14, 2000 to acquire
  Kronos Air Technologies, Inc.                       2,250,000        2,250       3,344,625                    3,346,875

  Shares issued on for May 9,2000 to acquire
  EdgeAudio.com, Inc.                                 1,298,701        1,299       2,548,701                    2,550,000

  Shares issued on May 9, 2000 to acquire
  Cancer Detection International Inc.                   180,000          180         353,250                      353,430

  Shares issued on May 19, 2000 as compensation          14,815           15          49,985                       50,000

  Shares of restricted common stock
  issued on June 30, 2000 for cash                      768,860          769       1,123,352                    1,124,121

  Net loss for the year ended June 30, 2000                                                     (2,857,659)    (2,857,659)

BALANCE at June 30, 2000                             30,651,661       30,652       9,615,743    (3,300,179)     6,346,216

  Shares of restricted common stock
  authorized on July 20, 2000 for cash                  161,538          161         188,839                      189,000

  Shares issued on August 3, 2000 as compensation         5,000            5           6,555                        6,560

  Shares authorized in August 2000 to liquidate
  certain debt of Atomic Soccer USA, Ltd                362,259          362         375,981                      376,343

  Shares of restricted common stock
  authorized on September 30, 2000 for cash             832,000          832         831,168                      832,000

  Shares authorized in September, 2000 to liquidate
  certain debt of TSET, Inc.                             42,800           43          42,757                       42,800

  Net loss for the quarter ended September 30, 2000                                               (893,482)      (893,482)

BALANCE at September 30, 2000                        32,055,258     $ 32,055     $11,061,043   $(4,193,661)   $ 6,899,437

  Shares of restricted common stock
  authorized on December 8, 2000 for cash               168,492          169          99,831                      100,000

  Shares of restricted common stock
  authorized on December 27, 2000 for cash               39,091           39          22,301                       22,340

  Net loss for the quarter ended December 31, 2000                                              (1,369,441)    (1,369,441)

BALANCE at December 31, 2000                         32,262,841     $ 32,263     $11,183,175   $(5,563,102)   $ 5,652,336


       The accompanying notes are an integral part of these statements.

                          TSET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

NOTE 1 - ACCOUNTING MATTERS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three-month period or the six-month period ended December 31, 2000 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2001.

These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The accompanying financial statements should be read in conjunction with the TSET, Inc. Form 10K for the fiscal year ended June 30, 2000 filed on October 24, 2000 and the TSET, Inc. Form 10Q for the quarter ended September 30, 2000 filed on November 20, 2000.



NOTE 2 - INVENTORIES

     Inventories are valued at their lower of cost or market. The FIFO (first-in, first out) method is used to determine the cost of inventories. Inventories at December
31, 2000 and June 30, 2000 by major classification, are as follows:


                                       December 31        June 30
                                       ----------        ---------
   Raw materials                        $ 334,345        $203,921
   Work in process                         22,519          22,228
   Finished goods                         522,243         362,222
   Freight in                              25,636          35,620
                                        ---------       ---------
                                        $ 904,743        $623,991
                                        =========       =========


NOTE 3 -- INCOME TAXES

     The composition of deferred tax assets and the related tax effects at December 31, 2000, and June 30, 2000 are as follows:

                                            December 31,    June 30,
                                                2000         2000
                                             ----------    ----------
     Benefit from carryforward of net
        operating losses                     $  863,993    $783,073
     Other temporary differences                 21,958      80,920
     Less valuation allowance                  (885,961)   (863,993)
                                             ----------    ----------
     Net deferred tax asset                  $        -    $      -
                                             ==========    ==========

                          TSET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

     The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                           Six Months Ended December 31,
                                   ---------------------------------------------

                                           2000                  1999
                                   ---------------------  ----------------------
                                                  % of        % of
                                                 Pre-tax    Pre-tax
                                      Amount      Loss       Amount      Loss
                                   -----------  --------  -----------  ---------
Benefit for income tax at
  federal statutory rate           $  769,394     34.0%   $ 33,157     34.0%
Non-deductible expenses              (144,563)   ( 6.4%)      (680)   ( 0.7%)
Increase in valuation
  allowance                          (624,831)   (27.6%)   (32,477)   (33.3%)

Total                              $        -        0%   $      -        0%



     The non-deductible expenses shown above related primarily to accrued and deferred compensation and to the accrual of restricted shares of common stock for compensation using different valuation methods for financial and tax reporting purposes.

     At December 31, 2000, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $3.1 million of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2020 and could be subject to severe limitations if significant ownership changes occur in the Company. Of the $3.1 million of unused net operating losses noted above, approximately $1.1 million relates to losses incurred by the Company's subsidiaries, Atomic and EdgeAudio.
In fiscal years prior to June 30, 2000, Atomic and EdgeAudio did not file their tax returns on a consolidated basis with the Company. Accordingly, the $1.1 million loss incurred by Atomic and EdgeAudio is further subject to separate limitations that restrict the ability of the Company to use such losses.


NOTE 4 - SEGMENTS OF BUSINESS

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."
The Company operates principally in three segments of business:
the sports apparel segment manufactures and distributes sports apparel to team organizations and retailers. The Kronos segment licenses, manufactures and distributes air movement and purification devices utilizing the Kronos(TM) technology. The speaker segment manufactures and distributes home theater speakers and speaker systems. Although there are future plans for expansion into foreign markets, in the six months ended December 31, 2000, the Company operated only in the U.S. The following tables provide a comparison of revenues, net profit, total assets, amortization expense and interest expense for the year ended December 31, 2000:

                  TSET, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (UNAUDITED)

                   Sports
                   Apparel       Kronos      Speaker    Other        Total
                  ----------   ----------  ----------  -----------  -----------
Revenue           $  466,565   $        -  $  368,225  $       -  $   834,790
Interest expense  $   42,357   $        -  $    6,873  $       -  $    49,230
Amortization      $  135,405   $  135,682  $  129,867  $  17,672  $   418,626
Net loss          $ (280,230)  $ (869,247) $ (605,365) $(508,081) $(2,262,923)

Total assets      $3,249,227   $2,522,020  $2,873,646  $ 341,464  $ 8,986,356


     Segment information has not been provided for prior years as neither the Kronos or speaker segments had commenced operations.


NOTE 5 - EARNINGS PER SHARE

Basic (loss) earnings per share is computed using the weighted average number of shares both authorized to be issued and issued and outstanding. Diluted (loss) earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.


NOTE 6 - SUBSEQUENT EVENTS

On January 30, 2001, the employment agreements of W. Alan Thompson, Ingrid T. Fuhriman, and Robert L. Fuhriman II, executive officers and members of the board of directors of the Company's wholly-owned subsidiary, Kronos Air Technologies, Inc. ("KAT"), were terminated. Pending designation of replacement executive management, the day-to-day operations of KAT will be managed by the remaining members of its board of directors, consisting of Jeffrey D. Wilson (as chairman), Charles D. Strang, Richard F. Tusing, Daniel R. Dwight, Igor Krichtafovitch, and Richard A. Papworth (also acting as KAT's chief financial officer).

On February 2, 2001, the Company initiated legal proceedings in Clackamas County, Oregon against W. Alan Thompson, Ingrid
T. Fuhriman, and Robert L. Fuhriman II (collectively the "Defendants"). This suit alleges, among other things, breach of fiduciary duties and breach of contract by the Defendants, and seeks, among other things, an order from the court referring the dispute to arbitration in accordance with the terms of the Defendants' respective employment agreements, which were terminated by the Company on January 30, 2001, and other appropriate equitable relief.

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Overview

     The Company is a technology/investment holding company whose current holdings include Kronos Air Technologies, Inc., EdgeAudio, Inc., Atomic Soccer USA, Ltd (DBA A-
Soccer), and Cancer Detection International.

Kronos Air Technologies, Inc.

     Kronos(TM) Air Technologies, Inc. ("KAT") is an early stage technology company focused on the development and commercialization of electron wind generation technology known as Kronos(TM). Kronos(TM) technology enables simultaneous air movement and purification via a device that is versatile, energy and cost efficient, and exhibits multiple design attributes, which creates a broad range of applications. Since its inception, KAT has further developed, proven the concept for, and commenced commercialization of the Kronos(TM) technology.

     The Kronos(TM) technology is a revolutionary technology with U.S. and International patents pending status. The technology is the application of high voltage management across a corona electrode array to create an ion exchange that moves and purifies air. Kronos(TM) technology has numerous, valuable characteristics. It enables the movement of air and gases at high velocities while removing odors, smoke, and particulates, as well as killing pathogens, including bacteria. The Kronos(TM) device has no moving parts or degrading elements and is composed of cost effective, commercially available components.

     The Kronos(TM) device is flexible in size and shape and can adapt to existing infrastructures ranging from embedded electronic devices and standalone room devices to integrated HVAC and industrial applications. The Kronos(TM) technology is noiseless, vibrationless, lightweight and is capable of operating under extreme temperatures and creates an instantaneous, inertialess, uniform laminar airflow.
Because it is inertialess, (i.e., no moving parts or blades) a Kronos(TM) device can instantly block or reverse the flow of air between adjacent areas for safety in hazardous circumstances.

     During the quarter ended December 31, 2000 KAT delivered the first of two prototype Kronos(TM) devices to Polus International, Inc., an entity specializing in business development opportunities in Poland and elsewhere in northern and eastern Europe. The second prototype is scheduled for delivery by the end of February. These prototypes are being used for testing and evaluation for hospital and medical clinic applications in northern and eastern Europe.

     A prototype Kronos(TM) device have been provided to a leading hospitality provider for evaluation, testing and feedback on deployment of the device in the hospitality market. In addition, KAT has obtained preliminary design drawings for standalone Kronos(TM) devices, which would be suitable for a number of commercial, and consumer applications.

     KAT is finalizing its work on the delivery of KronosT(TM) devices to Bath Iron Works (BIW), a division of General Dynamics, for use in the crew quarters of a naval destroyer as replacements for bunk fans. Additionally, KAT was asked and has recently submitted a bid to a leading military contractor to develop and deploy Kronos(TM) devices in the HVAC system of a naval aircraft carrier. During December 2000, KAT completed and submitted a proposal for a Small Business Innovation Research (SBIR) grant. This grant is sponsored by the U.S. Navy and is potentially worth $1 million in research support.

     During the quarter, KAT filed for three additional patents to enhance intellectual property protection on its Kronos(TM) technology. In early February 2001, KAT engaged the Washington D.C. law firm, Fulbright and Jaworski, to comprehensively review KAT intellectual property rights and issues and assist in the development of a global intellectual property rights protection and implementation strategy. KAT is also in the process of addressing issues leading to submission of the Kronos(TM) device for Federal Communications Commission("FCC") and Underwriters'
Laboratories ("UL") approvals.

     Completion of a updating of KAT's operational plan was achieved during the quarter ended December 31, 2000. KAT's market strategy has been expanded to extract the maximum value possible from the Kronos(TM) technology for its shareholders. The strategy is to first partition the various market applications for the Kronos(TM) technology into six key segments. KAT is then developing a targeted strategy for addressing each market segment that will include a combination of building internal capabilities, establishing strategic alliances, and licensing. The initial six key segments are: (1) air filtration and purification (residential, hospitality, health care, and commercial facilities); (2) air filtration for unique spaces (cleanrooms, cruise ships and airplanes); (3) specialized military (naval vessels, closed vehicles and environmental devices); (4) embedded cooling and cleaning (electronic devices and medical equipment); (5) industrial scrubbing (produce storage and diesel and other emissions), and (6) hazardous gas destruction (incineration and chemical facilities).

     On January 30, 2001, the employment agreements of W. Alan Thompson, Ingrid T. Fuhriman, and Robert L. Fuhriman II, executive officers and members of the board of directors of the Company's wholly-owned subsidiary, Kronos Air Technologies, Inc. ("KAT"), were terminated. Pending designation of replacement executive management, the day-to-day operations of KAT will be managed by the remaining members of its board of directors, consisting of Jeffrey D. Wilson (as chairman), Charles D. Strang, Richard T. Tusing, Daniel R. Dwight, Igor Krichtafovitch, and Richard A. Papworth (also acting as KAT's chief financial officer).

     Despite these activities, KAT generated no revenues for the quarter ended December 31, 2000.


EdgeAudio, Inc.

     EdgeAudio manufactures and sells home theater speaker systems. Sales of the Speaker Systems and certain accessories are made directly to consumers via the Internet from EdgeAudio's web site at www.edgeaudio.com. During the quarter ended December 31, 2000, EdgeAudio established on-line partner accounts with Amazon.com, eCost.com and Getplugged.com, which relationships accounted for nearly 18% of its quarterly revenue.

     Contributing to its efforts to raise brand awareness, EdgeAudio was featured on the cover of Sound & Vision magazine and was given write-ups in articles in both that magazine as well as Home Theater magazine. Marketing efforts included a major email campaign in December and print advertising. EdgeAudio was asked to be included in a 50,000 piece direct mail campaign that is being paid for by new on-line partner eCost.com.

     During the quarter, EdgeAudio rolled out it's proprietary order processing and customer support software called "Edgeware" and completed a staff and management reorganization in order to, among other things, enhance customer service support, and the president of EdgeAudio was terminated; in addition, one member of EdgeAudio's board of directors resigned. EdgeAudio also prepared for its participation in the Consumer electronics show held in Las Vegas in January. EdgeAudio was invited to share a booth with DiAuralr licensor Ray Kimber's company, Kimber Kables. In keeping with its plan for a new product introductions each quarter, EdgeAudio introduced its 8" inch subwoofer as an alternative to the 12" subwoofer that complimented its original product line.


Atomic Soccer USA, Ltd

     Atomic, with headquarters in Madison, Wisconsin, makes and distributes soccer uniforms under the "A-Soccer" label, and basketball, volleyball, lacrosse, and hockey uniforms under the "BAHR" label. During the quarter ended December 31, 2000, TSET, Inc. executive vice-president Erik
W. Black took over the responsibilities of chairman of the board of Atomic from Jeffrey D. Wilson, TSET, Inc. chairman and chief executive officer. A management change took place during the quarter as Atomic's president resigned to pursue other opportunities. Tim Beglinger, who was serving as vice-president of operations, was promoted to President. Atomic launched a new website, www.asoccer.com, during the quarter which will facilitate communication with Atomic's sales representative groups and with its end customers. In order to enhance its market exposure, Atomic added a new sales rep group in the Midwest to seek to exploit the Chicago metro area, the state of Illinois and the St. Louis market.

     During the quarter, Atomic began to transition the trade name change for its soccer products from the Atomic
Soccer label to the "A" Soccer label. This change was necessitated by a potential brand name conflict with Austrian ski and ski equipment manufacturer and retailer
"Atomic Ski".


Cancer Detection International

     CDI engages in the business of performing state-of-the-art blood laboratory analysis for the very early detection of cancer. CDI utilizes specialized processing and handling of blood serums to be laboratory assayed in order to identify the presence and the level of anti-malignin antibodies in the patient. The blood analysis utilized by CDI has recently been approved by the FDA and is covered by Medicare and most other insurances. As of December 31, 2000, the Company has not begun to implement the CDI business plan.


     Despite the activities of its subsidiaries, the Company generated no significant revenues. Although the recently acquired subsidiary, Atomic, has generated limited revenues during the past several years, EdgeAudio has only recently begun revenue generating activities. KAT has primarily been engaged in research and development activities, establishing sources of supply, training personnel and developing markets. As a result, the Company's ability to achieve profitability will depend on its ability to successfully develop applications for certain of its products, obtain regulatory approvals, and develop the capacity to manufacture and extensively market its products.

     The Company can make no assurance that its subsidiaries will be able to successfully transition from research and development to manufacturing and selling commercial products on a broad basis. While attempting to make this transition, the Company will be subject to all the risks inherent in a growing venture, including, but not limited to, the need to develop and manufacture reliable and effective products, develop marketing expertise and expand its sales force and its presence on the internet.


Results of Operations
---------------------

     This discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company during the quarter ended December
31, 2000 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report as well as those included in the Company's recently filed Form 10K.

     The discussion herein with respect to the consolidated statements of operations does not contain comparable information with the same periods in the prior year and no analysis of the same is being given herein since it is not properly susceptible to narrative comparison by virtue of the facts that (a) as indicated in Item 1 of Form 10-K, the company was basically inactive from the time that it discontinued operations in 1996 until the time that it was reactivated mid-1999 and (b) from inception through June 30, 2000 it had no significant revenues from operations.

     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months and six months ended December 31, 2000

Revenue and cost of sales

     Revenues are generated through sales sports apparel at A-Soccer and home theater speaker systems and accessories at EdgeAudio. Sales for the quarter ended December 31, 2000 were $445,952 while cost of sales were $244,472 resulting in a gross profit for the quarter of $201,480 and a gross margin of 45.2%. Gross margins at EdgeAudio and A-Soccer were 48.0% and 35.4%, respectively, and the mix in sales was 77.4% EdgeAudio and 22.6% A-Soccer creating a higher overall gross margin.
Sales for the six months ended December 31, 2000 were $834,790 while cost of sales were $486,399 resulting in a gross profit of $348,391 and a gross margin of 41.7%. Gross margins at EdgeAudio and A-Soccer were 48.1% and 36.7%, respectively, and the mix in sales was 44.1% EdgeAudio and 55.9% A-Soccer.

Operating expenses

    Operating expenses for the quarter ended December 31, 2000 amounted to $1,608,224 of which compensation and benefits were 37%, marketing was 10%, research and development was 4%, professional services were 18%, intangibles amortization was 13% and other general and administrative expenses accounted for 19%. Primarily as a result of the above, the net loss for the quarter ended
December 31, 2000 was $(1,369,441) thereby increasing the Company's accumulated deficit to $(5,563,102) at December
31, 2000.  Operating expenses for the six months ended
December 31, 2000 amounted to $2,262,923 of which compensation and benefits were 40%, marketing was 8%, research and development was 4%, professional services were 13%, intangibles amortization was 16% and other general and administrative expenses accounted for 18%.

     CONSOLIDATED BALANCE SHEET AS AT DECEMBER 31, 2000

     Total assets of the Company at December 31, 2000 were $8,986,356 of which $904,743 of inventory, $2,487,509 of patents/intellectual property, and $5,236,473 of goodwill accounted for approximately 10%, 28% and 58%, respectively.
Total current assets at December 31 and June 30 amounted to $1,105,236 and $894,099, respectively, while total current liabilities for those same periods amounted to $2,729,119 and $2,628,717, respectively, creating a working capital deficit of $(1,623,885) and $(1,734,618) at each respective period end.
This working capital deficit is mainly attributable to Atomic current notes payable incurred to finance operating deficits during its development stage and early operating stage and accrued stock and other compensation. Total liabilities as at December
31 and June 30, 2000 were $2,729,119 and $2,805,059, respectively, representing a reduction of $75,940 or 2.7%. Shareholders equity (including the above accumulated deficit) as at December 31 and June 30, 2000 was $5,652,336 and $6,346,216, respectively, representing a decrease of $(693,880) or (10.9)%.


Liquidity and Capital Resources
-------------------------------

     Net working capital at December 31, 2000 of $(1,623,885) represented an improvement over net working capital at June 30, 2000 of $10,733 or 6.4%. The current ratio improved from 34% at June 30, 2000 to 41% at December
31, 2000. The Company's return on average equity was (22.8)% during the six months ended December 31, 2000. Net cash flow used on operating activities was $1,079,870 for the quarter ended December 31, 2000 and $1,947,498 for the six months ended December 31, 2000.

     The Company was able to satisfy its cash requirements for the quarter ended December 31, 2000 though the issuance and sale of its common stock and the issuance. It will continue to satisfy cash needs in this manner in the near term. On November 29, 2000, the Company's private placement memorandum ("PPM") expired without the minimum required investment. The Company elected not to continue the PPM because of, among other reasons, the condition of the capital markets. The Company is engaged in alternative fund raising activities and is attempting to gain access to additional capital markets that could provide financial resources. Funding from one or more of those sources will provide working capital until the Company can provide such from its ongoing operations. There is no assurance that these fund raising efforts will be successful.


Important Factors Relating To Forward-Looking Statements
--------------------------------------------------------

     This document contains numerous forward-looking statements about the Company's business and future. The United
States Private Securities Litigation

Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Our forward-looking statements are expressed in good faith and we believe that there is a reasonable basis for us to make them. However, readers are cautioned not to place undue reliance an such statements about our: 1) plans; 2) objectives; 3) goals; 4) strategies;
5) expectations for the future; 6) future performance and events; 7) underlying assumptions for all of the above; and
8) other statements that are not statements of historical fact.

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


ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

     The Company does not own any market risk sensitive instruments and does not operate in any foreign countries that would make is susceptible to foreign currency risk.



                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings -

     On January 13, 2000, the Company initiated legal proceedings in Clackamas County, Oregon against Foster &
Price Ltd., an Isle of Man corporation (the "Defendant"), seeking, among other things, a judicial declaration that a certain Term Sheet signed by the Company and the Defendant was lawfully terminated by the Company due to the Defendant's failure to perform certain terms thereunder and is null and void, and that the Company and the Defendant have no further contractual obligations between them. The Defendant claimed entitlement to the issuance of 10,000,000 shares of the Company's common stock, notwithstanding the Defendant's nonperformance of certain important obligations under the Term Sheet. Discussions between the Company and the Defendant failed to produce a mutually satisfactory resolution of the matter, whereupon the Company initiated the litigation. This litigation is currently in the discovery phase. The Company believes that the Defendant's demands are without merit and intends to vigorously seek judicial declaration in its favor.

On February 2, 2001, the Company initiated legal proceedings in Clackamas County, Oregon against W. Alan Thompson, Ingrid
T. Fuhriman, and Robert L. Fuhriman II (collectively the "Defendants"), formerly executive officers and members of the board of directors of the Company's wholly-owned subsidiary, Kronos Air Technologies, Inc. This suit alleges, among other things, breach of fiduciary duties and breach of contract by the Defendants, and seeks, among other things, an order from the court referring the dispute to arbitration in accordance with the terms of the Defendants' respective employment agreements, which were terminated by the Company on January 30, 2001, and other appropriate equitable relief.


ITEM 2. Changes in Securities

     During the quarter ended December 31, 2000, the Company authorized the following equity securities, some of which were issued, none of which were registered as of the date of their issuance:

     On December 8, 2000, the Company authorized the issuance of 168,492 common shares valued at $0.59 per share to one entity, an accredited investor, in exchange for cash. The above shares will be issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." No commissions were paid on the transaction.

     On December 27, 2000, the Company authorized the issuance of 39,091 common shares valued at $0.55 per share to two persons, both of which are accredited investors, in exchange for cash. The above shares will be issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." No commissions were paid on the transaction.




ITEM 3. Defaults upon Senior Securities - None



ITEM 4. Submission of Matters to a Vote of Security Holders
- None

     On Friday, December 15, 2000, the Company held its Annual Meeting of Stockholders. Charles D. Strang, Richard
F. Tusing and Daniel R. Dwight were elected directors of the Company at the meeting. The term of office as a director of Jeffrey D. Wilson continued after the meeting.

   1.   Election of three directors, Charles D. Strang, Richard
       F. Tusing and Daniel R. Dwight, for the ensuing year and until their successors are duly elected and qualified.

          For:        15,915,723
          Against:         5,100
          Abstain:         9,500


   2. Ratification of Grant Thornton LLP as independent auditors for the year ended June 30, 2000.

          For:        15,915,723
          Against:         5,100
          Abstain:         9,500



ITEM 5. Other Information - None

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

     None.

(b) Reports on Form 8-K

     None were issued during the quarter ended December 31, 2000.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February 2001.

                                            TSET, INC.


                                            By /s/ Jeffrey D. Wilson
                                            -----------------------------------
                                            Jeffrey D. Wilson, Chairman of
                                            the Board of Directors and
                                            Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below on February 14 by the following persons on behalf of the registrant and in the capacities indicated.



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