Form 10QSB
period 2001-03-31
TSET INC
filed 2001-05-21
CIK 1108248

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                   ----------------------

                          FORM 10-Q


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001


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

      333 So. State Street, PMB 111 , Lake Oswego, OR 97034
    -------------------------------------------------------
       (Address of principal executive offices)(Zip Code)

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common stock, par value $0.001, of which 32,826,534 shares were issued and outstanding as of March 31, 2001.

                         TSET, INC.

                          FORM 10-Q

                      QUARTERLY REPORT

                      TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1. Financial
Statements....................................................3


        Consolidated Balance Sheets as of March 31,
        2001 and June 30, 2000................................3

        Consolidated Statements of Operations for the three
        months ended March 31, 2001 and 2000 and the nine
	  months ended March 31, 2001 and 2000..................4

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 2001 and 2000 and the nine
        months ended March 31, 2001 and 2000..................5

      Consolidated Statements of Stockholders' Equity
        (Deficit) for the three months ended March 31,
        2001 and for the period from June 30, 1997
        to March 31, 2001.....................................6

        Notes to Consolidated Financial Statements............7

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.........11

ITEM 3. Quantitative and Qualitative Disclosure of
        Market Risk...........................................15

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................15

ITEM 2. Changes in Securities.................................16

ITEM 3. Defaults upon Senior Securities.......................17

ITEM 4. Submission of Matters to a Vote of Security Holders...17

ITEM 5. Other Information.....................................17

ITEM 6. Exhibits and Reports on Form 8-K......................18

SIGNATURES

               PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     The following comprise our condensed (unaudited)consolidated financial statements for the three months and nine months ended March 31, 2001 and 2000.


                 TSET, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS




                                      March 31,                 June 30,
                                        2001                      2000

                                    --------------            ------------
 Assets

 Current Assets
       Cash                         $    114,393             $    102,949
       Accounts receivable, net          113,436                  130,654
       Inventories                       784,596                  623,991
       Prepaid expenses                   29,770                   36,505

                                    -------------             ------------
           Total Current Assets        1,042,195                  894,099

 Property and Equipment                  280,905                  165,696
       Less: Accumulated Depreciation    (83,945)                 (51,129)

                                    -------------             ------------
        Net Property and Equipment       196,960                  114,567

 Other Assets
       Intangibles, net                5,004,670                8,142,609

                                   -------------             ------------
           Total Other Assets          5,004,670                8,142,609

                                   -------------             ------------
 Total Assets                       $  6,243,825             $  9,151,275

                                   =============             ============


 Liabilities and Shareholders' Equity

 Current Liabilities
      Accounts payable             $    438,207             $    225,521
      Accrued expenses                1,435,522                1,288,364
      Notes payable, current portion  1,059,924                1,114,832

                                  -------------             ------------
       Total Current Liabilities      2,933,653                2,628,717

                                  -------------             ------------
 Long-Term Liabilities
       Notes payable                          -                  176,342

                                  -------------             ------------
      Total Long-Term Liabilities             -                  176,342

                                  -------------             ------------
 Minority Interest                      568,617                        -

                                  -------------             ------------
 Shareholders' Equity
        Common stock, authorized
        500,000,000 shares of $.001
        par value                        33,265                   30,652

       Capital in excess of par
       value                         11,835,967                9,615,743
       Retained earnings
       (accumulated deficit)         (9,127,678)              (3,300,179)

                                  -------------             ------------
           Total Shareholders'
           Equity (deficit)           2,741,555                6,346,216

                                  -------------             ------------
 Total Liabilities and
 Shareholders' Equity              $  6,243,825             $  9,151,275

                                  =============             ============


    The accompanying notes are an integral part of these
                         statements.

                 TSET, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED
                   March 31, 2001 AND 2000
                         (UNAUDITED)


                                       For the Three months Ended     For the Nine Months Ended
                                                  March 31,                  March 31,
                                         --------------------------   --------------------------
                                             2001         2000             2001         2000
                                         ------------  ------------   ------------  ------------
 Sales                                   $    224,345  $         -    $    592,570  $          -

 Cost of sales                                113,266            -         304,488             -
                                         ------------  ------------   ------------  ------------
 Gross Margin                                 111,079            -         288,082             -
                                         ------------  ------------   ------------  ------------
Operating expenses:
       Compensation and benefits              325,290      566,450       1,253,747       662,500
       Marketing                               59,996            -         270,626             -
       Research and development                17,211            -         131,178             -
       Professional services                  227,450          803         562,700           803
       Amortization of intangibles            141,610       23,730         424,831        23,730
       Other general & administrative         258,945        7,163         639,884         8,654
                                         ------------  ------------    ------------  ------------
Total operating expense                     1,030,502      598,146       3,282,966       695,687
                                         ------------  ------------    ------------  ------------
Income or (loss) from Operations           (  919,423)  (  598,146)     (2,994,884)   (  695,687)

Other Income / (Expense)                          513           37           5,054            58

Interest Expense                           (    1,406)           -      (    8,279)            -

Minority Interests                             36,283            -         131,383             -
                                         ------------  ------------    ------------  ------------
Net Income (loss) Before Taxes           $ (  884,033) $(  598,109)   $ (2,866,726)   (  695,629)

Provision for Income Taxes                          -            -               -             -
                                         ------------  ------------    ------------  ------------
Net Income (loss)
   from continuing operations            $ (  884,033) $(  598,109)   $ (2,866,726)   (  695,629)

Discontinued Operations (Note 6):

   Income (Loss) from discontinued
     operations (less applicable
     income taxes of $0)                   (  170,542)   (  25,892)     (  450,772)  (    25,892)

   Loss on disposal of discontinued
     operations (less applicable
     income taxes of $0)                   (2,510,000)           -      (2,510,000)            -
                                         ------------  ------------    ------------  ------------
 Net Income (loss)                       $ (3,564,576) $ ( 624,001)   $ (5,827,499) $ (  721,521)
                                         ============  ============    ============  ============

Basic and Diluted Earnings (Loss)
   Per Share:
       Income from Continuing Operations $      (0.03) $     (0.02)   $      (0.09)        (0.03)
       Loss on Discontinued Operations          (0.08)       (0.00)          (0.09)        (0.00)
                                         ------------  ------------    ------------  ------------
       Net Income (Loss)                 $      (0.11) $     (0.02)   $      (0.18)  $     (0.03)
                                         ============  ============    ============  ============


 Weighted Average Shares Outstanding
       Basic                               33,031,507   25,715,889       32,031,543    25,282,783
                                         ============ ============     ============  ============
       Diluted                             33,031,507   25,715,889       32,031,543    25,282,783
                                         ============ ============     ============  ============

    The accompanying notes are an integral part of these
                         statements.

                 TSET, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED
                   March 31, 2001 AND 2000
                         (UNAUDITED)

                                                  For the Three months Ended    For the Nine Months Ended
                                                            March 31,                      March 31,
                                                  --------------------------     --------------------------
                                                       2001         2000             2001         2000
                                                  ------------  ------------     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (loss) from continuing operations   $( 884,033)  $(  598,109)    $(2,866,726)  $(  695,629)
     Adjustments to reconcile Net Income to net cash
        (used in) provided by operations:
        Depreciation and amortization                  157,622        24,530         445,355        25,530
        Minority Interests                           (  36,283)            -      (  131,383)            -
        Provision for doubtful accounts                      -             -               -             -
        Common stock issued as compensation             77,394             -          83,954             -
     Change In:
        Inventories                                  (  11,072)            -      (  239,649)            -
        Accounts receivable                             49,639             -      (    2,958)            -
        Prepaid expenses and other assets                  487             -      (      493)            -
        Accounts Payable                                32,060             -         330,851             -
        Accrued Expenses and other liabilities         132,804       566,450         171,617       662,500
                                                    ------------  ------------    ------------  ----------
     Net cash (used in) provided by
               Continuing operations                 ( 481,382)   (    7,129)     (2,209,432)   (    7,599)
               Discontinued operations               (  52,102)   (   13,692)     (  271,550)   (   13,692)
                                                    ------------  ------------    ------------  -----------
Net cash (used in) provided
               by Operating Activities               ( 533,484)   (   20,821)     (2,480,982)   (   21,291)

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchases of property and equipment            (58,238)            -      (  115,209)            -
        Cash investment in subsidiaries                      -    (  286,567)              -    (  286,567)
                                                    ------------  ------------    ------------  -----------
Net cash (used in) provided
               by Investing Activities                 (58,238)   (  286,567)     (  115,209)   (  286,567)
                                                    ------------  ------------    ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of common stock                       576,399       399,125       2,138,885       399,275
        Minority Interest                                    -             -         700,000             -
        Proceeds from short-term borrowings             64,378             -         267,011           341
        Repayments of short-term borrowings          (     422)            -      (  498,262)            -
                                                    ------------  ------------    ------------  -----------
Net cash (used in) provided
               by Financing Activities                  40,355       399,125       2,607,634       399,616
                                                    ------------ ------------    ------------  -----------
NET (DECREASE) INCREASE IN CASH                         48,633        91,737          11,443        91,758

CASH

     Beginning of year                                  65,760           557         102,950           536
                                                    ------------ ------------    ------------  -----------
End of year                                         $  114,393    $   92,294         114,393        92,294

                                                    =========== ============    ============  ===========
Supplemental disclosures of cash flow information
     Cash paid during the year for
        Interest                                    $  34,512         6,196          106,444         6,196
        Income taxes                                        -             -                -             -
Supplemental schedule of non-cash investing
   and financing activities:
     Purchase of patent rights                              -             -                -        50,000

    The accompanying notes are an integral part of these
                         statements.

                 TSET, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
        FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND
        THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                                                                 Retained        Total
                                         Common Stock          Capital In        Earnings     Shareholders'
                                     -----------------------   Excess of Par    (Accumulated      Equity
                                      Shares         Amount        Value          Deficit)      (Deficit)
                                     ----------     --------     -----------     ------------   ------------
BALANCE at June 30, 1997            23,976,730     $ 23,976     $    31,743     $   (73,014)   $ (17,295)

    Net loss for the year ended June
     30, 1998                                                                       (17,832)     (17,832)
                                     ----------     --------     -----------     ------------   ------------
BALANCE at June 30, 1998             23,976,730       23,976          31,743        (90,846)     (35,127)

      Shares of restricted common
       stock issued to Pangaea Group,
       LLC per CEO management
       agreement                      1,000,000        1,000         299,000                     300,000

      Shares of restricted common
        stock issued for services
        rendered                         25,000           25           9,975                      10,000

      Shares certificate cancelled       (4,000)          (4)                                         (4)

      Net loss for the year ended June
	 30, 1999                                                                     (351,674)    (351,674)
                                      ----------     --------     -----------     ------------   ------------
BALANCE at June 30, 1999             24,997,730       24,997         340,718        (442,520)     (76,805)

      Shares reissued from prior
       year cancellation                  4,000            4                                            4

      Shares issued on August 31,
       1999 to acquire the patents and
       technology of the utility meter  100,000          100          49,900                       50,000

      Shares issued on March 14, 2000
       to acquire Atomic Soccer USA,
       Ltd                            1,037,555        1,038       1,805,212                    1,806,250

       Shares issued on March 14,
        2000 to acquire Kronos Air
        Technologies, Inc.            2,250,000        2,250       3,344,625                    3,346,875

      Shares issued on for May 9,
       2000 to acquire EdgeAudio.com,
       Inc.                           1,298,701        1,299       2,548,701                    2,550,000

      Shares issued on May 9, 2000
       to acquire Cancer Detection
       International Inc.               180,000          180         353,250                      353,430

      Shares issued on May 19, 2000
       as compensation 	                 14,815           15          49,985                       50,000

      Shares of restricted common stock
       issued on June 30, 2000 for
       cash                             768,860          769       1,123,352                    1,124,121

      Net loss for the year ended
       June 30, 2000                                                              (2,857,659)   (2,857,659)
                                     ----------     --------     -----------     ------------   ------------
BALANCE at June 30, 2000             30,651,661       30,652       9,615,743      (3,300,179)    6,346,216

      Shares of restricted common
       stock authorized on July 20,
       2000 for cash                    161,538          161         188,839                       189,000

      Shares issued on August 3,
       2000 as compensation               5,000            5           6,555                         6,560

      Shares authorized in August
       2000 to liquidate certain debt
       of Atomic Soccer USA, Ltd        362,259          362         375,981                       376,343

      Shares of restricted common
       stock authorized on September
       30, 2000 for cash                832,000          832         831,168                       832,000

      Shares authorized in September,
       2000 to liquidate certain debt
       of TSET, Inc.                     42,800           43          42,757                        42,800

      Net loss for the quarter ended
       September 30, 2000                                                        (  893,482)    (  893,482)
                                     ----------     --------     -----------     ------------   ------------
BALANCE at September 30, 2000        32,055,258     $ 32,055     $11,061,043     $(4,193,661)   $6,899,437

      Shares of restricted common
       stock authorized on December
       8, 2000 for cash                 168,492          169          99,831                       100,000

      Shares of restricted common
       stock authorized on December
       27, 2000 for cash                 39,091           39          22,301                        22,340

      Net loss for the quarter ended
       December 31, 2000                                                          (1,369,441)    (1,369,441)
                                      ----------     --------     -----------     ------------   ------------
BALANCE at December 31, 2000         32,262,841     $ 32,263     $11,183,175     $(5,563,102)   $5,652,336

      Shares of restricted common
       stock issued on January 9,
       2001 for cash                    687,500          688         399,312                       400,000

      Shares of restricted common
       stock issued on January 12,
       2001 for cash                     56,000           56          34,944                        35,000

      Shares of restricted common
       stock issued on January 19,
       2000 for cash                     10,240           10           6,390                         6,400

      Shares of restricted common
       stock issued on January 19,
       2000 as compensation for
       services rendered                 61,915           62          77,332                        77,394

      Shares of restricted common
       stock authorized on March 23,
       2000 for cash                    186,302          186         134,814                       135,000

      Net loss for the quarter ended
       December 31, 2000                                                          (3,564,576)   (3,564,576)
                                      ----------    --------     -----------     ------------   ------------
BALANCE at March 31, 2001            33,264,798     $ 33,265     $11,835,967     $(9,127,678)   $2,741,554

						 ==========     ========     ===========     ============   ============

    The accompanying notes are an integral part of these
                         statements.

                 TSET, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
  FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001
                          AND 2000
                         (UNAUDITED)

NOTE 1 - ACCOUNTING MATTERS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three-month period or the nine-month period ended March 31, 2001 are not necessarily indicative of the results that may be experienced for the fiscal year ending
June 30, 2001.

These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The accompanying financial statements should be read in conjunction with the TSET, Inc. Form 10K for the fiscal year ended June 30, 2000 filed on October 24, 2000, the TSET, Inc. Form 10Q for the quarter ended September 30, 2000 filed on November 20, 2000 and the TSET, Inc. Form 10Q for the quarter ended December 31, 2000 filed on February 14, 2001.

NOTE 2 - INVENTORIES

     Inventories are valued at their lower of cost or market. The FIFO (first-in, first out) method is used to determine the cost of inventories. Inventories at March 31, 2001 and June 30, 2000 by major classification, are as follows:

                                         March 31         June 30
                                        ---------        ---------
   Raw materials                        $ 207,687        $ 203,921
   Work in process                         22,529           22,228
   Finished goods                         533,886          362,222
   Freight in                              20,494           35,620
                                        ---------        ---------
                                        $ 784,596        $ 623,991
                                        =========        =========

NOTE 3 -- INCOME TAXES

     The composition of deferred tax assets and the related tax effects at March 31, 2001, and June 30, 2000 are as follows:

                                              March 31,     June 30,
                                                2001          2000
                                              ----------  ----------
     Benefit from carryforward of net
        operating losses                     $  863,993    $ 783,073
     Other temporary differences                 32,016       80,920
     Less valuation allowance                  (896,009)    (863,993)
                                              ----------  ----------
     Net deferred tax asset                  $        -    $       -
                                             ==========   ==========

                 TSET, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
  FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001
                          AND 2000
                         (UNAUDITED)

     The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                       Nine Months Ended March 31,
                            ---------------------------------------------

                                      2001                   2000
                             ---------------------  ----------------------
                                             % of                   % of
                                          Pre-tax                 Pre-tax
                                Amount      Loss        Amount      Loss
                             -----------  --------  -----------  ---------
Benefit for income tax at
  federal statutory rate     $1,981,350     34.0%   $  245,317     34.0%
Non-deductible expenses      (  242,043)   ( 4.2%)  (   12,641)   ( 1.8%)
Increase in valuation
  allowance                  (1,739,306)   (29.8%)  (  232,676)   (32.2%)
                             ----------   -------    ----------   -------
Total                        $        -        0%   $        -        0%
                             ==========   =======    ==========   =======

     The non-deductible expenses shown above related primarily to accrued and deferred compensation and to the accrual of restricted shares of common stock for compensation using different valuation methods for financial and tax reporting purposes.

     At March 31, 2001, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $3.1 million of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2020 and could be subject to severe limitations if significant ownership changes occur in the Company. Of the $3.1 million of unused net operating losses noted above, approximately $1.1 million relates to losses incurred by the Company's subsidiaries, Atomic Soccer USA, Ltd and EdgeAudio, Inc. In fiscal years prior to June 30, 2000, Atomic and EdgeAudio did not file their tax returns on a consolidated basis with the Company. Accordingly, the $1.1 million loss incurred by Atomic and EdgeAudio is further subject to separate limitations that restrict the ability of the Company to use such losses.


NOTE 4 - SEGMENTS OF BUSINESS

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates principally in three segments of business: The Kronos segment develops, manufactures and distributes air movement and purification devices utilizing the Kronos(TM) technology. The speaker segment manufactures and distributes home theater speakers and speaker systems. The sports apparel segment manufactures and distributes sports apparel to team organizations and retailers (see note 6 regarding the discontinuation of this segment). Although there are future plans for expansion into foreign markets, in the nine months ended March 31, 2001, the Company operated only in the U.S. The following tables provide a comparison of revenues, net profit, total assets, amortization expense and interest expense for the nine months ended March 31, 2001:

                 TSET, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
  FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001
                          AND 2000
                         (UNAUDITED)

                   Sports
                   Apparel        Kronos      Speaker   Other        Total
                  ----------   -----------  ----------  -----------  -----------
Revenue           $  714,464   $     5,000  $  587,570  $         -  $ 1,307,034
Interest expense  $   69,232   $         -  $    8,279  $         -  $    77,511
Amortization      $  203,107   $   203,523  $  194,801  $    26,507  $   627,938
Net loss          $ (450,772)  $(1,110,968) $ (851,715) $(3,414,043) $(5,827,499)

Total assets      $3,135,537   $ 2,531,611  $2,739,283  $(2,162,606) $ 6,243,825

     Segment information has not been provided for prior years as neither the Kronos or speaker segments had commenced operations.

NOTE 5 - EARNINGS PER SHARE

     Basic (loss) earnings per share is computed using the weighted average number of shares both authorized to be issued and issued and outstanding. Diluted (loss) earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.
As of March 31, 2001, there were no outstanding options to purchase TSET, Inc. common stock.

NOTE 6 - DISCONTINUED OPERATIONS

     In early January 2001, management committed to a formal plan of action to sell or otherwise dispose of it sports apparel segment, Atomic Soccer USA, Ltd. Agreement was reached with a buyer group, that included current and former Atomic Soccer management, to sell them the outstanding shares of common stock of Atomic Soccer USA, Ltd. The transaction was effective on April 11, 2001 (see Note 7). Accordingly, a reserve for the anticipated loss on this transaction of $2.51 million or $.08 per share was taken in the quarter ended March 31, 2001.

     The Company's unaudited consolidated financial statements for all periods have been reclassified to report separately financial position, results of operations and operating cash flows from continuing operations and the discontinued sports apparel operation. Atomic net assets at March 31, 2001 and June 30, 2000 and Atomic operating results for the quarters and nine-month periods ended March 31, 2001 and 2000 are as follows:

                  Atomic Soccer Net Assets:


                                   March 31,                June 30,
                                    2000                     2000
                                 --------------           ------------
 Current Assets                     663,940                  739,057
 Net Property and Equipment          56,877                   66,458
 Goodwill                         2,414,720                2,617,826
 Current Liabilities             (  935,819)              (1,258,853)
 Notes payable                            -               (  176,342)

                              -------------             ------------
 Net Assets                       2,199,718                1,988,146

                              =============             ============

                 TSET, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
  FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001
                          AND 2000
                         (UNAUDITED)


              Atomic Soccer Operating Results:

                                    For the Three months Ended     For the Nine Months Ended
                                            March 31,                    March 31,
                                    --------------------------        --------------------------
                                      2001            2000                2001         2000
                                    ------------  ------------        ------------  ------------
 Sales                              $    247,899  $   53,391        $    714,464  $     53,391
 Cost of sa                          (   217,105)   ( 38,277)         (  512,282)   (   38,277)
 Depreciation and amortization       (    78,100)   ( 12,750)         (  215,399)   (   12,750)
 General and Administrative          (   102,661)   ( 22,060)         (  369,058)   (   22,060)
                                     ------------  ------------        ------------  ------------
                                     (   143,667)   ( 19,696)         (  394,567)   (   19,696)
 Other Income                                  -           -                 735             -
 Interest expense                    (    26,875)   (  6,196)         (   69,232)   (    6,196)
                                     ------------  ------------        ------------  ------------
 Income (Loss) before income taxes   (   170,542)   ( 25,892)         (  450,772)   (   25,892)
 Income taxes                                  -           -                   -             -
                                    ------------  ------------        ------------  ------------
 Loss from discontinued operations  $(   170,542) $ ( 25,892)       $ (  450,772) $ (   25,892)
                                    ============ ============        ============  ============

NOTE 7 - SUBSEQUENT EVENTS

     Pursuant to a Letter Agreement dated as of April 11, 2001 (the "Letter Agreement"), the Company transferred ownership of 100% of the issued and outstanding shares of common stock of Atomic Soccer to a new ownership group comprised primarily of Atomic's current and former management (see note 6). The Letter Agreement contains, among other things, a complete release of the Company from any and all liabilities and obligations to Atomic Soccer and its former stockholders. The shares of Atomic Soccer owned by the Company were transferred in exchange for cash consideration of $1,000.00 and a profits participation interest equal to 15% of Atomic Soccer's "adjusted profits" (as defined in the Letter Agreement) for seven years in which Atomic Soccer's profits are $50,000.00 or greater. In addition, and without prejudice to or diminution of its rights thereto, the Company may elect to defer to a future year receipt of the Profits Participation Interest in any year in which Atomic's adjusted profits do not exceed $100,000.


     On May 4, 2001, Kronos Air Technologies delivered Kronos devises to Bath Iron Works, a division of General Dynamics, for installation is the crew quarters of a US Nave Aegis class destroyer. This contract was worth $90,000 and is the first contract completed by KAT for use of the Kronos device on naval vessels.

       ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Overview

     The Company is a technology/investment holding company whose current holdings include Kronos Air Technologies, Inc., EdgeAudio, Inc., Atomic Soccer USA, Ltd (DBA A-
Soccer), and Cancer Detection International.

Kronos Air Technologies, Inc.

     KronosT Air Technologies, Inc. ("KAT") is a high technology company focused on the development and commercialization of electron wind generation technology known as KronosT. KronosT technology enables simultaneous air movement and purification via a device that is versatile, energy and cost efficient, and exhibits multiple design attributes, which creates a broad range of applications. Since its inception, KAT has further developed, proven the concept for, and commenced commercialization of the KronosT technology.

     The KronosT technology is a revolutionary technology with U.S. and International patents pending status. The technology is the application of high voltage management across a corona electrode array to create an ion exchange that moves and purifies air. KronosT technology has numerous, valuable characteristics. It enables the movement of air and gases at high velocities while removing odors, smoke, and particulates, as well as killing pathogens, including bacteria. The KronosT device has no moving parts or degrading elements and is composed of cost effective, commercially available components.

     The KronosT device is flexible in size and shape and can adapt to existing infrastructures ranging from embedded electronic devices and standalone room devices to integrated HVAC and industrial applications. The KronosT technology is noiseless, vibrationless, lightweight and is capable of operating under extreme temperatures and creates an instantaneous, inertialess, uniform laminar airflow.
Because it is inertialess, (i.e., no moving parts or fan blades) a KronosT device can instantly block or reverse the flow of air between adjacent areas for safety in hazardous circumstances.

     KAT's market strategy has been expanded to extract the maximum value possible from the KronosT technology for its shareholders. The strategy is to first partition the various market applications for the KronosT technology into six key segments. KAT is then developing a targeted strategy for addressing each market segment that will include a combination of building internal capabilities, establishing strategic alliances, and licensing. The initial six key segments are: (1) specialized military (naval vessels, closed vehicles and environmental devices);
(2) air movement and purification (residential, hospitality, health care, and commercial facilities); (3) air purification for unique spaces (cleanrooms, cruise ships and airplanes); (4) embedded cooling and cleaning (electronic devices and medical equipment); (5) industrial scrubbing (produce storage and diesel and other emissions), and (6) hazardous gas destruction (incineration and chemical facilities).

     During the quarter, KAT made significant progress in addressing two of its top priority market segments. In the specialized military marketplace, KAT begin to generate revenue for the first time with the sale of KronosT devices to Lockheed Martin. KAT is also finalizing delivery of its first commercialized KronosT devices to Bath Iron Works
(BIW), a division of General Dynamics. These air movement and purification devices will be used in the crew quarters of a naval destroyer as replacements for bunk fans. These devices were delivered as scheduled on May 4, 2001.

     Further work in the military marketplace included KAT's submission of a bid to a leading military contractor to embed KronosT devices in the HVAC systems of naval aircraft carriers. During December 2000, KAT completed and submitted a proposal for a Small Business Innovation Research (SBIR) grant. This grant is sponsored by the U.S. Navy and is potentially worth up to approximately $1 million in product development and testing support for KAT.

     In the air movement and purification marketplace, KAT provided prototype KronosT devices to a leading hospitality provider and several assisted living facilities for evaluation, testing and feedback on deployment of KronosT technology in the hospitality and assisted living marketplaces. In addition, KAT obtained preliminary design drawings for standalone KronosT devices, which would be suitable for a number of air movement and purification applications in the commercial and consumer marketplaces.

     During the quarter, KAT engaged the Washington D.C. law firm, Fulbright and Jaworski, to comprehensively review KAT intellectual property rights and issues and assist in the development of a global intellectual property rights protection and implementation strategy. KAT is also in the process of addressing issues leading to submission of the KronosT device for Federal Communications Commission ("FCC") and Underwriters' Laboratories ("UL") approvals.

EdgeAudio, Inc.

     EdgeAudio manufactures and sells home theater speaker systems. Sales of the Speaker Systems and certain accessories are made directly to consumers via the Internet from EdgeAudio's web site at www.edgeaudio.com and other selected third party websites, including Amazon.com and eCost.com.

     Contributing to its efforts to raise brand awareness, EdgeAudio was featured on the cover of Sound & Vision magazine and was given write-ups in articles in both that magazine as well as Home Theater magazine. Marketing efforts included a major email campaign in December and print advertising. EdgeAudio also worked closely with its strategic partners during the quarter to further promote the EdgeAudio brand. EdgeAudio's newest on-line partner, eCost.com, included EdgeAudio in its 50,000 piece direct mail campaign. ECost.com agreed to bear the cost of this promotional opportunity for EdgeAudio. In conjunction with its licensee partner, Kimber Kables (DiAural circuit licensor), EdgeAudio participated in its first Consumer Electronics show in Las Vegas in January.

     EdgeAudio continued to drive new product development during the quarter. In order to stay ahead of its competitors, EdgeAudio is staying focused on its plan for a new product introduction every quarter. During this latest quarter, EdgeAudio introduced its 8" inch subwoofer as an alternative to the 12" subwoofer that complimented its original product line.

     In order to enhance customer service support during the quarter, EdgeAudio completed a staff and management reorganization. In addition, one member of EdgeAudio's board of directors resigned to pursue other interests.

Atomic Soccer USA, Ltd

     Atomic makes and distributes soccer uniforms under the "A-Soccer" label, and basketball, volleyball, lacrosse, and hockey uniforms under the "BAHR" label. During the quarter ended March 31, 2001, a formal plan to discontinue the operations of Atomic and sell the company to the Atomic
management team.    Pursuant to a Letter Agreement dated as
of April 11, 2001 (the "Letter Agreement"), the Company transferred ownership of 100% of the issued and outstanding shares of common stock of Atomic to a new ownership group comprised primarily of Atomic's current and former management. The Letter Agreement contains, among other things, a complete release of the Company from any and all liabilities and obligations to Atomic and its former stockholders. The shares of Atomic owned by the Company were transferred in exchange for cash consideration of $1,000.00 and a profits participation interest equal to 15% of Atomic's "adjusted profits" (as defined in the Letter Agreement) for seven years in which Atomic's profits are $50,000.00 or greater (the "Profits Participation Interest"). In addition, and without prejudice to or diminution of its rights thereto, the Company may elect to defer to a future year receipt of the Profits Participation Interest in any year in which Atomic's adjusted profits do not exceed $100,000. If Atomic fails to pay the Profits Participation Interest in any year in which such is due, Atomic will issue to the Company that number of new shares of Atomic's common stock as will equal 5% of Atomic's then-issued and outstanding capital stock. Atomic's obligation to pay to the Company the Profits Participation Interest is in the nature of a covenant associated with Atomic and its business and continues in full force and effect, notwithstanding any merger, consolidation, or subsequent sale of Atomic (in any case, a "Transaction"), until the Company receives the full benefit thereof. Atomic is required to ensure that the terms and conditions of any Transaction include an assumption of and agreement to timely comply with the obligation to pay the Profits Participation Interest to the Company, and, to protect our rights thereto, no documents relating to a Transaction may be signed by Atomic without our prior written consent.

     The Company's management determined that continued financial and other support of Atomic was not consistent with its long-term strategic plan of concentrating and consolidating financial and management resources on business opportunities having greater potential value to the Company and its stockholders. The management team believed that the cash and Profits Participation Interest, together with the release of the Company from further financial, contractual, and other obligations and liabilities to Atomic, constituted fair and reasonable consideration for the transaction.

Cancer Detection International

     CDI engages in the business of performing state-of-the-art blood laboratory analysis for the very early detection of cancer. CDI utilizes specialized processing and handling of blood serums to be laboratory assayed in order to identify the presence and the level of anti-malignin antibodies in the patient. The blood analysis utilized by CDI has recently been approved by the FDA and is covered by Medicare and most other insurances. As of March 31, 2001, the Company has not begun to implement the CDI business plan.

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

Results of Operations
---------------------

     This discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company during the quarter ended March 31, 2001 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report as well as those included in the Company's Form 10K for the year ended June 30, 2000.

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

     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months and nine months ended March 31,
2001

Revenue and cost of sales

     Revenues are generated through sales of home theater speaker systems and accessories at EdgeAudio and Kronos devices at KAT. Sales for the quarter ended March 31, 2001 were $224,345 while cost of sales were $113,266 resulting in a gross profit for the quarter of $111,079 and a gross margin of 49.5%.

KAT accounted for $5,000 in sales by delivering two Kronos devices to a division of Lockheed Martin. The peak sales season for EdgeAudio is in the quarter ending December 31.

     Sales for the nine months ended March 31, 2001 were $592,570 while cost of sales were $304,488 resulting in a gross profit of $288,082 and a gross margin of 48.6%.

Operating expenses

    Operating expenses for the quarter ended March 31, 2001 amounted to $1,030,502 of which compensation and benefits were 32%, marketing was 6%, research and development (other than compensation and benefits) was 2%, professional services were 22%, intangibles amortization was 14% and other general and administrative expenses accounted for 25%. Primarily as a result of the above, the net loss from continuing operations for the quarter ended March 31, 2001 was $(884,033). Losses from discontinued operations and anticipated losses from the sale of discontinued operations contributed $2,680,542 to the overall quarterly net loss of $(3,564,576), thereby increasing the Company's accumulated deficit to $(9,127,678) at March 31, 2001. Operating expenses for the nine months ended March 31, 2001 amounted to $3,282,966 of which compensation and benefits were 38%, marketing was 8%, research and development (other than compensation and benefits) was 4%, professional services were 17%, intangibles amortization was 13% and other general and administrative expenses accounted for 19%.

     CONSOLIDATED BALANCE SHEET AT MARCH 31, 2001

     Total assets of the Company at March 31, 2001 were $6,243,825 of which $784,596 of inventory, $2,419,668 of patents/intellectual property, and 2,585,002 of goodwill accounted for approximately 13%, 39% and 41%, respectively. Total current assets at March 31, 2001 and June 30, 2000 amounted to $1,042,195 and $894,099, respectively, while total current liabilities for those same periods amounted to $2,933,653 and $2,628,717, respectively, creating a working capital deficit of $(1,891,459) and $(1,734,618) at each respective period end. This working capital deficit is mainly attributable to Atomic current notes payable incurred to finance operating deficits during its development stage and early operating stage and accrued stock and other compensation. Total liabilities as at March 31, 2001 and June 30, 2000 were $2,933,653 and $2,805,059, respectively, representing a increase of $128,594 or 4.6%. Shareholders equity (including the above accumulated deficit) as at March 31, 2001 and June 30, 2000 was $2,741,555 and $6,346,216,
respectively, representing a decrease of $(3,604,661) or (56.8)%.

Liquidity and Capital Resources
-------------------------------

     Net working capital at March 31, 2001 of $(1,891,459) represented a decline from net working capital at June 30, 2000 of $(156,841) or (9.0)%. The current ratio improved slightly from 34% at June 30, 2000 to 35% at March 31, 2001. The Company's return on average equity was (78.4)% during the nine months ended March 31, 2001. Net cash flow used on operating activities was $533,484 for the quarter ended March 31, 2001 and $2,480,982 for the nine months ended March 31, 2001.

     The Company was able to satisfy its cash requirements for the quarter ended March 31, 2001 though the issuance and sale of its common stock. It will continue to satisfy cash needs in this manner and with bridge financing in the near term. The Company is engaged in alternative fund raising activities and is attempting to gain access to additional capital markets that could provide financial resources. Funding from one or more of those sources will provide working capital until the Company can provide such from its ongoing operations. There is no assurance that these fund raising efforts will be successful.

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

     On March 8, 2001, the Company and its wholly-owned subsidiary, Kronos Air Technologies, Inc. ("KAT"), initiated legal proceedings in Clackamas County, Oregon against Weihao Long, a former management-level employee of KAT. This suit alleges, among other things, various breaches of fiduciary duty and confidentiality obligations, and seeks, among other things, appropriate legal and equitable relief.

ITEM 2. Changes in Securities

     During the quarter ended March 31, 2001, the Company authorized the following equity securities, some of which were issued, none of which were registered as of the date of their issuance:

     On January 8, 2001, the Company authorized the issuance of 687,500 common shares valued at $0.58 per share to one entity, an accredited investor, in exchange for cash. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." No commissions were paid on the transaction.

     On January 12, 2001, the Company authorized the issuance of 56,000 common shares valued at $0.63 per share to two persons, both of which are accredited investors, in exchange for cash. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." No commissions were paid on the transaction.

     On January 19, 2001, the Company authorized the issuance of 10,240 common shares valued at $0.63 per share to one person, an accredited investor, in exchange for cash. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." No commissions were paid on the transaction.

     On January 19, 2001, the Company authorized the issuance of 40,000 common shares valued at $1.25 per share to one person in exchange for services. The above shares were issued pursuant to the exemption provided for under
Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." No commissions were paid on the transaction.

     On January 19, 2001, the Company authorized the issuance of 21,915 common shares valued at $1.25 per share to seven persons as compensation. The above shares were issued pursuant to the exemption provided for under Section
4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." No commissions were paid on the transaction.

     On March 23, 2001, the Company authorized the issuance of 186,301 common shares valued at $0.72 per share to one person, an accredited investor, in exchange for cash. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." No commissions were paid on the transaction.

ITEM 3. Defaults upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders
- None

ITEM 5. Other Information - None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     None

(b) Reports on Form 8-K

     None

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of May 2001.

                                       TSET, INC.

                                       By /s/ Jeffrey D. Wilson
                                       --------------------------------
                                           Jeffrey D. Wilson, Chairman of
                                             the Board of Directors and
                                             Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below on May 21 by the following persons on behalf of the registrant and in the capacities indicated.


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