Form 10KSB
period 2001-06-30
TSET INC
filed 2001-10-15
CIK 1108248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-30191

                                   TSET, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEVADA                                     87-0440410
                    ------                                     ----------
         (State or Other Jurisdiction            (I.R.S. Employer Identification
      of Incorporation or Organization)                     Number)

  14523 WESTLAKE DRIVE, LAKE OSWEGO, OREGON                       97034
  ------------------------------------------                      -----
   (Address of Principal Executive Offices)                    (Zip Code)

        Registrant's telephone number, including area code (503) 598-1900

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --    --

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant on October 10, 2001, was $11,625,808 based on the average bid and asked prices on such date of $0.35.

         The Registrant had 33,643,695 shares of Common Stock, par value $0.001 per share, outstanding on October 10, 2001.

                                     PART I

ITEM 1.  BUSINESS


GENERAL DESCRIPTION OF BUSINESS

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS:
(A) OUR PROJECTED SALES AND PROFITABILITY, (B) OUR GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN OUR INDUSTRY, (D) OUR FUTURE FINANCING PLANS, (E) OUR ANTICIPATED NEEDS FOR WORKING CAPITAL, AND (F) THE BENEFITS RELATED TO OUR OWNERSHIP OF KRONOS AIR TECHNOLOGIES, INC. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR
EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, THE RISKS OUTLINED UNDER "CERTAIN BUSINESS RISK FACTORS" AND MATTERS DESCRIBED IN THIS FILING GENERALLY. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.


OUR COMPANY

         We are a Nevada corporation. Our principal executive offices are located at 14523 Westlake Drive, Lake Oswego, Oregon 97034. Our telephone number is (503) 598-1900. The address of our website is WWW.TSET-NET.COM. Information on our website is not part of this filing.


REORGANIZATION

         We had been seeking select business opportunities globally among a wide range of prospects. Over the past two years, we made several investments, including Kronos Air Technologies, Inc. and EdgeAudio.com, Inc. After further evaluation of these investments, we believe our investment in and the full development of Kronos Air Technologies and the KronosTM technology represents the single biggest opportunity for us. As a result, we are focusing substantially all of our management and financial resources to develop and market the Kronos(TM) technology.

         We have reorganized our company to prioritize and focus management and financial resources on the full development of Kronos Air Technologies and the KronosTM technology. This reorganization has resulted in the decision to no longer pursue other investment opportunities previously identified. We sold our investment in Atomic Soccer USA, Ltd. in April 2001; decided not to pursue investments in Cancer Detection International LLC, Electric Management Units, and Cancer Treatment Centers, Inc. in July 2001; established a formal plan to dispose of EdgeAudio in September 2001; and terminated by mutual consent of both parties a contract to distribute Computerized Thermal Imaging, Inc. equipment in August 2000.


CORPORATE HISTORY

         TSET (formerly known as Technology Selection, Inc.) was originally incorporated under the laws of the State of Utah on September 17, 1980 as Penguin Petroleum, Inc. Penguin Petroleum Inc.'s stockholders approved a name change on October 6, 1982 to Petroleum Corporation of America, Inc. On December 29, 1996, stockholders approved a reorganization whereby they exchanged their stock on a one-for-one basis with Technology Selection, Inc., a Nevada corporation. Technology Selection, Inc.'s shares began trading on the Over-the-Counter Bulletin Board on August 28, 1996 under the symbol "TSET." On November 19, 1998, Technology Selection, Inc. changed its name to TSET, Inc. We have confined most of our activities to classifying market and commercial targets, investigating potential investment and acquisition opportunities, and capitalizing on our investment in Kronos Air Technologies, and have not, to date, generated significant operating revenues. We have never been party to any bankruptcy, receivership, or similar proceedings and, other than noted above, have not been party to any material reclassification, merger, consolidation, or purchase or sale of significant assets not in the ordinary course of our business.

KRONOS AIR TECHNOLOGIES, INC.

         On March 13, 2000, we signed agreements for the acquisition of all of the issued and outstanding shares of Kronos Air Technologies, Inc. We acquired all of the issued and outstanding shares of Kronos Air Technologies' capital stock in exchange for shares of our common stock. Kronos Air Technologies is focused on the development and commercialization of an air movement and purification technology known as Kronos(TM) which is more fully described below.


TECHNOLOGY DESCRIPTION AND BENEFITS

         The Kronos(TM) technology operates through the application of high voltage management across paired electrical grids that creates an ion exchange which moves air and gases at high velocities while removing odors, smoke, and particulates, as well as killing pathogens, including bacteria. We believe the technology is cost effective and is more energy efficient than current alternative fan and filter technologies. Kronos(TM) has multiple U.S. and International patents pending.

         The Kronos(TM) device is comprised of state-of-the-art high voltage electronics and electrodes on a single printed circuit board attached to one or more sets of corona and target electrodes housed in a self contained casing. The device can be flexible in size, shape and capacity and can be used in embedded electronic devices, standalone room devices, and integrated HVAC and industrial applications. The Kronos(TM) device has no moving parts or degrading elements and is composed of cost effective, commercially available components.

         The Kronos(TM) technology combines the benefits of silent air movement, air cleaning, odor removal, limited ozone generation, and static control (as a Kronos(TM) device can produce either positive or negative ions or both, if necessary). Because the Kronos(TM) air movement system is a silent, non-turbulent, and energy efficient air movement and cleaning system, we believe that it is ideal for air circulation, cleaning and odor removal in all types of buildings as well as compact, sealed environments such as airplanes, submarines and cleanrooms. Additionally, because it has no moving parts or fans, a Kronos(TM) device can instantly block or reverse the flow of air between adjacent areas for safety in hazardous or extreme circumstances. We believe that the benefits of the KronosTM technology include the following:


           QUIET OPERATION:        Embodied in a non-turbulent, non-vibrating
                                   device - virtually silent.

           DURABILITY:             No moving or degradable parts.

           ADAPTABILITY:           Scalable in shape, size and capacity and
                                   adaptable to existing infrastructure,
                                   hardware and HVAC systems or can be used as a standalone device. Operates under both extreme high and low temperatures;
                                   inertialess with instantaneous air movement and is capable of deployment in a wide range of applications.

           EFFICIENCY:             Energy efficient, up to 10 times the cubic
                                   feet per minute per watt of a conventional fan at the same velocity and size.

           PURIFICATION:           Lethal towards a wide range of bacteria and
                                   spores and can remove particulate matter from the air (e.g., smoke, pollen).

           ANTI-STATIC:            Ions from the corona discharge neutralize
                                   electrostaticly charged particles in the ambient air (e.g., use in cleanrooms).

           VALUE: Built with readily available, existing electronics and hardware making the Kronos(TM) device cost effective to manufacture.


RECENT ACHIEVEMENTS

         UNDERWRITERS   LABORATORIES   APPROVAL.   In  June  2001,   Kronos  Air
Technologies obtained Underwriters Laboratories, Inc.'s approval for the Kronos(TM) device's core electronics. The electronic module is the key component of Kronos Air Technologies' proprietary technology and is used in all Kronos(TM) based products. We believe the Underwriters Laboratories' approval of the electronics should shorten the Underwriters Laboratories' approval process for all future Kronos Air Technologies air movement and purification products. Final

Underwriters Laboratories' approval for each Kronos(TM) based device (based on using the current core electronics) will depend on meeting mechanical and material standards for each device. We believe this final Underwriters Laboratories' effort will focus primarily on safety standards applied to the casing for the device and materials used in final design.

         LOCKHEED MARTIN AND GENERAL DYNAMICS CONTRACTS. In the quarter ended June 30, 2001, Kronos Air Technologies began to generate revenue for the first time in the military marketplace with the sale of Kronos(TM) devices to Lockheed Martin and the delivery of its first commercialized Kronos(TM) devices to Bath Iron Works, a division of General Dynamics. The Bath Iron Works' air movement and purification devices will be used in the chief quarters of the USS Winston Churchill (DDG-81). Bath Iron Works and Kronos Air Technologies have also teamed with Electric Boat, another subsidiary of General Dynamics, and General Dynamics Advance Technology Systems Group to examine advanced demonstration opportunities onboard other United States naval vessels. These demonstrations are being made through the Office of Naval Research.

         SMALL BUSINESS INNOVATION RESEARCH CONTRACT AWARDED. In May 2001, Kronos Air Technologies was awarded a Small Business Innovation Research contract. This contract is sponsored by the United States Navy and is potentially worth up to $837,000 in product development and testing support for Kronos Air Technologies. The first phase of the contract is worth up to $87,000 in funding for manufacturing and testing a prototype device for air movement and ventilation onboard naval vessels. If awarded to Kronos Air Technologies, the second phase of the contract would be worth up to $750,000 in additional funding. The Kronos(TM) devices manufactured under this contract will be embedded in an existing HVAC systems to move air more efficiently than the current fan based technology. This contract is an extension of the commercialization effort by Kronos Air Technologies in the specialized military marketplace.


STAND-ALONE PROTOTYPE COMPLETED

         In April 2001, Kronos Air Technologies completed development of a prototype room-based air purification device and is now moving rapidly toward commercialization of the Kronos(TM) technology outside of military applications.


BUSINESS STRATEGY

         Kronos Air Technologies' business development strategy is to sell and license the Kronos(TM) technology to six distinct market segments: (1) air movement and purification (health care, hospitality, residential and commercial facilities); (2) air purification for unique spaces (cleanrooms, automotive, cruise ships and airplanes); (3) specialized military (naval vessels, closed vehicles and environmental devices); (4) embedded cooling and cleaning (electronic devices and medical equipment); (5) industrial scrubbing (produce storage and diesel and other emissions), and (6) hazardous gas destruction (incineration and chemical facilities).

         AIR MOVEMENT AND PURIFICATION. Indoor air pollution, including "sick building syndrome" and "building related illness," is caused by inadequate ventilation, chemical contaminants from indoor and outdoor sources and biological contaminants. The addressable air movement and purification segment is made up of four principal applications: (1) health care, (2) hospitality (3) residential and (4) commercial. Kronos Air Technologies is attempting to develop a Kronos(TM) device intended to address the specific air quality issues, including odors, found in most nursing home and assisted living facilities.

         AIR PURIFICATION FOR UNIQUE SPACES. Electronics, high-tech, semiconductor, pharmaceutical, aerospace, medical and many other producers depend on cleanroom technology. As products such as electronic devices become smaller, the chance of contamination in manufacturing becomes higher. For pharmaceutical companies, clean, safe and contaminant-free products are imperative to manufacturing and distributing a viable product. Other potential applications for the Kronos(TM) technology include contained spaces such as aircraft, cruise ships and other transportation modes that require people to breathe contaminated, re-circulated air for extended periods. Kronos Air Technologies is also evaluating the effectiveness of the Kronos(TM) technology on reducing diesel emissions.

         SPECIALIZED MILITARY. Kronos Air Technologies has been working extensively with General Dynamics on commercializing specific military applications of the Kronos(TM) technology. To date, Kronos Air Technologies has developed and shipped miniature Kronos(TM) based devices for retrofitting the sailors' bunk fans on United States Naval ships and a larger embedded device for retrofitting fans in the ductwork of United States Naval ships. In addition, as stated above Kronos Air Technologies was awarded a Small Business Innovation Research contract. This contract is sponsored by the United States Navy and is potentially worth up to $837,000 in funding for product development and testing. The Kronos(TM) devices manufactured under this contract will be embedded in existing HVAC systems to move air more efficiently than the current fan based technology.

         OTHER  MARKET  SEGMENTS.  The  technology  demonstrated  in  the  Small
Business Innovation Research contract has direct applications to other commercial market segments that Kronos Air Technologies is pursuing, including industrial ventilation for building HVAC systems, embedded cooling for electronic equipment and hazardous gas scrubber systems.


CORPORATE RESTRUCTURING AND RELATED ACTIVITIES

         We have reorganized in order to prioritize and focus management and financial resources on Kronos Air Technologies and the KronosTM technology. This reorganization has resulted in the decision to no longer pursue other investment opportunities previously identified.

         ACQUISITION AND SALE OF ATOMIC SOCCER USA, LTD. Pursuant to a Letter Agreement dated as of April 11, 2001, we transferred ownership of 100% of the issued and outstanding shares of common stock of Atomic Soccer to a new ownership group comprised primarily of Atomic Soccer's current and former management. We determined that continued financial and other support of Atomic Soccer was not consistent with our long-term strategic plan of concentrating and consolidating financial and management resources on Kronos Air Technologies.

         OTHER INVESTMENTS. Our reorganization has resulted in our decision to no longer pursue other investment opportunities previously identified. We decided not to pursue further investments in Cancer Detection International LLC, Electric Management Units, and Cancer Treatment Centers, Inc. in July 2001, established a formal plan to dispose of EdgeAudio in September 2001, and terminated by mutual consent a contract to distribute Computerized Thermal Imaging, Inc. equipment in August 2000.


RETENTION OF THE EAGLE ROCK GROUP, LLC

         On July 9, 2001, we signed an agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group will work with the Kronos Air Technologies team to develop and capitalize on the Kronos(TM) technology. We believe that The Eagle Rock Group can assist us in unlocking the potential value of the Kronos(TM) technology.

         We believe that The Eagle Rock Group's multi-disciplined approach, which uses seasoned business executives and leverages relationships and networks, can accelerate the Kronos(TM) opportunity versus the timing and development if we were to continue on a go-it-alone strategy or if we were to work and coordinate with the myriad of groups necessary to duplicate The Eagle Rock Group team. Specifically, we initially envision The Eagle Rock Group working to augment and enhance our efforts in the following areas (i) capital raising and allocation, (ii) strategic partner introduction and evaluation,
(iii) distribution channel development, (iv) product focus and brand development, (v) human resource placement, and (vi) capital market introduction and awareness.

         Pursuant to the agreement that we entered into with The Eagle Rock Group, we issued to The Eagle Rock Group a ten-year warrant granting them the right to purchase 1,400,000 shares of our common stock at an exercise price of $0.68 per share. The shares underlying the warrant have piggy-back and demand registration rights, as well as subscription rights in the event that we issue any rights to all of our stockholders to subscribe for shares of our common stock. In addition, the warrant contains redemption rights in the event that we enter into a transaction that results in a change of control of our company.


FUSION CAPITAL TRANSACTION

         On June 19, 2001, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to the common stock purchase agreement, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $12,500 of our common stock or an aggregate of $10.0 million. The $10.0 million of our common stock is to be purchased over a 40-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of our common stock without any fixed discount to the then-current market price. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital.


MILESTONES

         Our primary business objectives over the next twelve months are the further development and commercialization of the Kronos(TM) technology with a view toward generating cash flow from customers. The primary milestones necessary to achieve these objectives are as follows:

         o completion of commercialization of standalone Kronos(TM) devices to generate revenues, including completion of design of finished products, obtaining final Underwriters Laboratories approval for the finished products, and completion of customer beta testing programs;

         o development of corporate capability to manage the outsourcing of production and post-sale servicing of Kronos(TM) products, including final selection of contract manufacturers and design of product tooling;

         o expansion of management team and further development and augmentation of Kronos Air Technologies' operational capabilities to support revenue stream, and identification of new applications for Kronos(TM) technology;

         o expansion of technical resources and product engineering to better position Kronos Air Technologies' ability to address specific customer issues and needs, including expanding Kronos Air Technologies' chemical and materials technical expertise;

         o hiring additional marketing and sales personnel to expand customer base to allow Kronos Air Technologies to grow both near term and long term revenue; and

         o continuation of implementation of Kronos Air Technologies' intellectual property strategies, including continuation of its U.S. and international patent filing process to enable a full development and effective management of intellectual property rights and assets.

         We  estimate  that   achievement  of  these   milestones  will  require
approximately $3,000,000 of funding. We anticipate that such funding will be obtained pursuant to the Fusion Capital transaction, cash flow generated from government grants and contracts (including the Small Business Innovation
Research contract sponsored by the United States Navy, recently awarded to Kronos Air Technologies), and cash flow generated from customer revenue.


EMPLOYEES

         On October 10, 2001, TSET and its subsidiaries had the number of full-time employees set forth in the following table.

                NAME                                     NUMBER OF EMPLOYEES
                ----                                     -------------------

                TSET, Inc.                                       3

                Kronos Air Technologies, Inc.                    6

                Edge Audio.com, Inc                              6
                                                               ------
                         TOTAL                                   15
                                                               ======

         Of the total number of full-time employees, 2 work in marketing and sales, 9 in operations, and 2 are employed in administrative and other support positions. None of the employees are represented by unions. There has been no disruption of operations due to a labor dispute. We consider our relations with our employees to be good.


CERTAIN BUSINESS RISK FACTORS

         We are subject to various risks which may have a material adverse effect on our business, financial condition and results of operations, and may result in a decline in our stock price. Certain risks are discussed below:


WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

         We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We have incurred annual operating losses of $9,866,083, $1,965,183 and $51,674, respectively, during the past three fiscal years of operation. As a result, at June 30, 2001 we had an accumulated deficit of

$11,973,785. We have incurred net losses from continuing operations of $3,572,558 and $1,385,595 for the fiscal years ending June 30, 2001 and 2000. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos(TM) technologies. No assurances can be given when this will occur or that we will ever be profitable.

         Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended June 30, 2001 relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS

         At June 30, 2001 we had a working capital deficit of $1,850,915. The independent auditor's report for the year ended June 30, 2001, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had an operating cash flow deficit of $10,524 in 1999, an operating cash flow deficit of $288,262 in 2000 and an operating cash flow deficit of $1,613,573 in 2001. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

         We only have the right to receive $12,500 per trading day under the common stock purchase agreement unless our stock price equals or exceeds $3.00, in which case the daily amount may be increased at our option. Since we initially registered 5,000,000 shares for sale by Fusion Capital pursuant to the common stock purchase agreement, the selling price of our common stock to Fusion Capital will have to average at least $2.00 per share for us to receive the maximum proceeds of $10,000,000 without registering additional shares of common stock. Assuming a purchase price of $0.36 per share (the closing sale price of the common stock on October 10, 2001) and the purchase by Fusion Capital of the full 5,000,000 shares under the common stock purchase agreement, proceeds to us would only be $1,800,000 unless we choose to register more than 5,000,000 shares, which we have the right, but not the obligation, to do. The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our Kronos(TM) air movement and purification systems. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive and if we are unable to commercialize and sell the products or technologies of our subsidiaries, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.


WE HAVE VERY LIMITED MANUFACTURING, SALES AND MARKETING CAPABILITIES FOR OUR KRONOS(TM) PRODUCTS AND OUR FAILURE TO DEVELOP ANY OF THESE CAPABILITIES WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

         We have only recently begun to manufacture and market prototype versions of our Kronos Air Technologies products and we have no experience manufacturing, marketing or distributing commercial quantities of our Kronos Air Technologies products. Kronos Air Technologies currently does not have any commercial-scale manufacturing facilities nor does it have any sales or marketing personnel. Kronos Air Technologies does not have any relationships with third parties to contract manufacture, market or distribute the KronosTM products. If Kronos Air Technologies is unable to acquire adequate manufacturing capabilities and hire sales and marketing personnel or if it cannot enter into satisfactory arrangements with third parties to manufacture, market and distribute the Kronos(TM) products on commercially reasonable terms, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects. There can be no assurance that we will be able to acquire adequate manufacturing capabilities and hire sales and marketing personnel or be able to enter into satisfactory arrangements with third parties to manufacture, market and distribute the Kronos(TM) products.


COMPETITION IN THE MARKET FOR AIR MOVEMENT AND PURIFICATION DEVICES MAY RESULT IN THE FAILURE OF THE KRONOSTM PRODUCTS TO ACHIEVE MARKET ACCEPTANCE

         Kronos Air Technologies presently faces competition from other companies that are developing or that currently sell air movement and purification devices. Many of these competitors have substantially greater financial, research and development, manufacturing, and sales and marketing resources than we do. Many of the products sold by Kronos Air Technologies' competitors already have brand recognition and established positions in the markets that we have targeted for penetration. There can be no assurance that the Kronos(TM) products will compete favorably with the products sold by our competitors.


OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," SUBJECT TO SPECIAL REQUIREMENTS AND CONDITIONS, AND MAY NOT BE A SUITABLE INVESTMENT

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:

         o    With a price of less than $5.00 per share;
         o    That are not traded on a "recognized" national exchange;
         o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or
         o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.


WE RELY ON MANAGEMENT AND KRONOS AIR TECHNOLOGIES RESEARCH PERSONNEL, THE LOSS OF WHOSE SERVICES COULD HAVE A MATERIAL ADVERSE EFFECT UPON OUR BUSINESS

         We rely principally upon the services of our Board of Directors, senior executive management, and certain key employees, including the Kronos Air Technologies research team, the loss of whose services could have a material adverse effect upon our business and prospects. We are in the process of identifying suitable candidates for certain other senior management positions deemed essential to the future successful development of Kronos Air Technologies and the Kronos(TM) technology. Competition for appropriately qualified personnel is intense. Our ability to attract and retain highly qualified senior management and technical research and development personnel are believed to be an important element of our future success. Our failure to attract and retain such personnel may, among other things, limit the rate at which we can expand operations and achieve profitability. There can be no assurance that we will be able to attract and retain senior management and key employees having competency in those substantive areas deemed important to the successful implementation of our plans to fully capitalize on our investment in Kronos Air Technologies and the Kronos(TM) technology, and the inability to do so or any difficulties encountered by management in establishing effective working relationships among them may adversely affect our business and prospects. Currently, we do not carry key person life insurance for any of our directors, executive management, or key employees.


THE SALE OF OUR COMMON STOCK TO FUSION CAPITAL MAY CAUSE DILUTION AND THE SALE OF THE SHARES OF COMMON STOCK ACQUIRED BY FUSION CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

         The purchase price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares issued to Fusion Capital will be freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares sold to Fusion Capital will be sold over a period of up to 40 months from the date of the common stock purchase agreement. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

OUR FAILURE TO FILE FEDERAL AND STATE INCOME TAX RETURNS FOR CALENDAR YEARS 1997 THROUGH 2001 MAY RESULT IN THE IMPOSITION OF INTEREST AND PENALTIES

         We failed to file federal and state income tax returns for calendar years 1997 through 2001, respectively. We believe that we had operating losses for each year during the period 1997 through 2001, and that there are no expected income taxes due and owing for those years. There can be no assurance that we will not owe federal and/or state income taxes for any of the years that we failed to file income tax returns, nor owe interest and/or penalties with respect to such failure. We anticipate filing all past due returns by December 31, 2001. Our failure to file delinquent income tax returns in a timely manner may, among other things, subject us to additional interest and penalties with respect to such tax returns. When filed, these returns could be subject to review and potential examination by the respective taxing authorities. Should any of the returns come under examination by federal or state authorities, our positions on certain income tax issues could be challenged. The impact, if any, of the potential future examination cannot be determined at this time. If our positions are successfully challenged, the results may have a material impact on our financial position and results of operations.

ITEM 2.  PROPERTIES

         Our principal executive office is located at 14523 Westlake Drive, Lake Oswego, Oregon in approximately 1,000 square feet of leased space. This lease is a month-to-month lease at a monthly rate of $2,039.

         The offices of Kronos Air Technologies are located at 8549/8551 154th Avenue NE, Redmond, Washington 98052. Kronos Air Technologies is committed through June 30, 2003 to annual lease payments on operating leases for 4,000 square feet of office/research lab premises of $42,670 per year.

         The offices of EdgeAudio  are located at 15615 74th Avenue,  Suite 100,
Tigard,  Oregon  97224.   EdgeAudio  is  committed  through  June  30,  2003  to
office/warehouse premises of $13,800 per year.

         We consider our existing facilities to be adequate for our foreseeable needs.


ITEM 3.  LEGAL PROCEEDINGS

         On February 2, 2001, we initiated, together with Kronos Air Technologies, legal proceedings in Clackamas County, Oregon against W. Alan
Thompson, Ingrid T. Fuhriman, and Robert L. Fuhriman II, each of whom were formerly executive officers and members of the Board of Directors of Kronos Air Technologies. This suit alleges, among other things, breach of fiduciary duties and breach of contract by these individuals, and seeks, among other things, an order from the court referring the dispute to arbitration in accordance with the terms of these individuals. We have agreed to a change of venue of this matter to King County, Washington, and arbitrators have been selected. The parties are in the process of exchanging and complying with requests for discovery.

         On January 13, 2000, we initiated legal proceedings in Clackamas County, Oregon against Foster & Price Ltd., an Isle of Man corporation, seeking, among other things, a judicial declaration that a certain term sheet signed by us and Foster & Price was lawfully terminated by us due to Foster & Price's failure to perform certain terms thereunder and was therefore null and void, and that we and Foster & Price had no further contractual obligations between ourselves. Foster & Price claimed entitlement to the issuance of 10,000,000 shares of our common stock, notwithstanding its alleged nonperformance of certain important obligations under the term sheet. On July 7, 2001, we entered into a mutual release and settlement agreement with Foster & Price and Alex D. Saenz, pursuant to which our company, Foster & Price and Mr. Saenz mutually and fully released each other from all related claims and counterclaims and agreed to the dismissal of the litigation initiated by us against Foster & Price on January 13, 2000. The settlement agreement does not contain any admission of liability or fault by any party. The parties also agreed, among other things, to not institute any future litigation relating to the term sheet of the previous relationship. As settlement consideration, we delivered to Foster & Price and Mr. Saenz, collectively, a total of 375,000 shares of our common stock. We have agreed to register such shares, however, Foster & Price and Mr. Saenz have agreed that, following such registration, in no case shall they sell on any given trading day more than 5,000 shares, or more than 12,500 shares in any consecutive five-day trading period, or more than 50,000 shares in any 30-day consecutive trading period. Foster & Price and Mr. Saenz have agreed to certain confidential provisions and to indemnify us against claims arising out of any dispute between Foster & Price and Mr. Saenz relating to any allocation of shares between them as well as claims brought by persons who are not parties to the settlement agreement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "TSET." Our high and low bid prices by quarter during fiscal 2001, 2000, and 1999 are presented as follows:

                                                            FISCAL YEAR 2002
                                                         HIGH              LOW
     First Quarter (July 2001 to September 30, 2001)     $0.70             $0.32

                                                            FISCAL YEAR 2001
                                                         HIGH              LOW
     First Quarter (July 2000 to September 2000)         $3.31             $1.15
     Second Quarter (October 2000 to December 2000)      $2.04             $1.15
     Third Quarter (January 2001 to March 2001)          $1.65             $1.06
     Fourth Quarter (April 2001 to June 2001)            $1.21             $0.58

                                                            FISCAL YEAR 2000
                                                         HIGH              LOW
     First Quarter (July 1999 to September 1999)        $0.875            $0.437
     Second Quarter (October 1999 to December 1999)     $2.625            $0.750
     Third Quarter (January 2000 to March 2000)         $6.750            $1.187
     Fourth Quarter (April 2000 to June 2000)           $3.370            $2.063

                                                            FISCAL YEAR 1999
                                                         HIGH              LOW
     First Quarter (July 1998 to September 1998)           N/A               N/A
     Second Quarter (October 1998 to December 1998)     $1.562            $0.625
     Third Quarter (January 1999 to March 1999)         $1.000            $0.250
     Fourth Quarter (April 1999 to June 1999)           $1.000            $0.437

         On October 10, 2001, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.36 per share. On October 10, 2001, we had approximately 1,000 beneficial stockholders of our common stock and 33,643,695 shares of our common stock were issued and outstanding.


DIVIDENDS

         We have not declared or paid dividends on our common stock during fiscal 1999, 2000 or 2001 and do not plan to declare or pay dividends on our common stock during fiscal 2002. Our dividend practices are determined by our Board of Directors and may be changed from time to time. We will base any issuance of dividends upon our earnings (if any), financial condition, capital requirements, acquisition strategies, and other factors considered important by our Board of Directors. Nevada law and our Articles of Incorporation do not require our Board of Directors to declare dividends on our common stock. We expect to retain any earnings generated by our operations for the development and expansion of our business and do not anticipate paying any dividends to our stockholders for the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

         All of the following shares were issued and options and warrants granted pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." No commissions were paid, and no underwriter participated, in connection with any of these transactions.

         In April 1999, we issued 1,000,000 common shares, valued at $0.30 per share, at an aggregate value of $300,000, to the nominee of a director and executive officer of TSET, based on an employment agreement dated April 16, 1999. The fair market value of a share of our common stock on April 16, 1999, the date of grant, was $1.00 per share. In September 2001, TSET determined that such employment agreement was null and void from its inception. As a consequence, the issuance of the 1,000,000 common shares is void as of April 16, 1999, the effective date of the employment agreement, and these shares of common stock will be treated as if they never were issued. The issuance of such shares is not reflected in the financial statements.

         In August 1999, we issued 100,000 common shares, valued at $0.50 per share (the fair market value for our shares as of such date), at an aggregate value of $50,000, to twelve persons in exchange for ownership of U.S. patent no. 4,803,632 (issued February 7, 1989) and related intellectual property rights relating to a technology and device referred to as the "Intelligent Utility Meter System".

         In January 2000, we issued 74,094 common shares, valued at $0.69 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $51,125 in cash.

         In February 2000, we issued 80,435 common shares, valued at $0.92 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $74,000 in cash.

         In March 2000, we issued 619,645 common shares, valued at $1.81 per share (the negotiated purchase price for such shares), at an aggregate value of $1,119,234, to nine persons in exchange for all of the issued and outstanding shares of common stock of Atomic Soccer owned by such persons.

         In March 2000, we issued 380,355 common shares, valued at $1.81 per share (the negotiated purchase price for such shares), at an aggregate value of $687,016, to one person in exchange for all of the issued and outstanding shares of common stock of Atomic Soccer owned by such person.

         In March 2000, we issued 37,555 common shares as part of the Atomic Soccer acquisition. There was no value received for these shares. We are seeking their return.

         In March 2000, we issued 2,250,000 common shares, valued at $1.49 per share (the negotiated purchase price for such shares), at an aggregate value of $3,346,875, to six persons in exchange for 100% of the issued and outstanding common stock of Kronos Air Technologies.

         In March 2000, we issued 45,045 common shares, valued at $2.22 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $100,000 in cash.

         In March 2000, we issued 78,325 common shares, valued at $2.03 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $159,000 in cash.

         In April 2000, we issued 77,670 common shares, valued at $1.03 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $80,000 in cash.

         In April 2000, we issued 179,641 common shares, valued at $1.67 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $300,000 in cash.

         In May 2000, we issued 1,298,701 common shares, valued at $1.96 per share (the negotiated purchase price for such shares), at an aggregate value of $2,550,000, to five persons in exchange for 100% of the issued and outstanding common stock of EdgeAudio.

         In May 2000, we issued 180,000 common shares, valued at $1.96 per share (the negotiated purchase price for such shares), at an aggregate value of $353,430, to five persons in exchange for 100% of the issued and outstanding membership interests of Cancer Detection International. In 2001, there was a 20,000 common share adjustment ($39,250) to this purchase resulting in a net 160,000 common shares being issued.

         In May 2000, we issued 57,971 common shares, valued at $1.38 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $80,000 in cash.

         In May 2000, we issued 14,815 common shares, valued at $3.375 per share (the fair market value for our shares as of such date), at an aggregate value of $50,000, to a director and executive officer of TSET, based on an employment agreement dated May 19, 2000.

         In June 2000, we issued 52,980 common shares, valued at $1.51 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $80,000 in cash.

         In June 2000, we issued 122,699 common shares, valued at $1.63 per share (the negotiated purchase price for such shares), at an aggregate value of $200,000, to one person who is a director and executive officer of TSET.

         In July 2000, we issued 161,538 common shares, valued at $1.17 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $189,000 in cash.

         In August 2000, we issued 5,000 common shares, valued at $1.312 per share (the fair market value for our shares as of such date), at an aggregate value of $6,560, to an executive officer of TSET, as compensation.

         In August 2000, we issued 120,000 common shares, valued at $1.00 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $120,000 in cash.

         In August 2000, we issued 8,004 common shares, valued at $1.42 per share (the negotiated exchange value of such shares), at an aggregate value of $11,366, to one person in liquidation of indebtedness of Atomic Soccer.

         In August 2000, we issued 44,667 common shares, valued at $1.24 per share (the negotiated exchange value of such shares), at an aggregate value of $55,388, to two persons in liquidation of indebtedness of Atomic Soccer.

         In September 2000, we issued 309,588 common shares, valued at $1.00 per share (the negotiated exchange value of such shares), at an aggregate value of $309,588, to two persons in liquidation of indebtedness of Atomic Soccer.

         In September 2000, we issued 45,800 common shares, valued at $1.00 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $45,800 in cash.

         In September 2000, we issued 559,000 common shares, valued at $1.00 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $559,000 in cash.

         In September 2000, we issued 150,000 common shares, valued at $1.00 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $150,000 in cash.

         In December 2000, we issued 168,492 common shares, valued at $0.59 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $100,000 in cash.

         In December 2000, we issued 39,091 common  shares,  valued at $0.57 per
share  (the  negotiated   purchase  price  of  such  shares),  to  two  persons,
stockholders of TSET, in exchange for $22,340 in cash.

         In January 2001, we issued 687,500 common shares, valued at $0.58 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $400,000 in cash.

         In January 2001, we issued 7,693 common shares, valued at $0.65 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $5,000 in cash.

         In January 2001, we issued 50,000 common shares, valued at $0.60 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $30,000 in cash.

         In January 2001, we issued 10,000 common shares, valued at $0.64 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $6,400 in cash.

         In January 2001, we issued 40,000 common shares, valued at $1.25 per share (the fair market value for our shares as of such date), at an aggregate value of $50,000, to one person in exchange for legal services rendered to Kronos Air Technologies.

         In January 2001, we issued 4,915 common shares, valued at $1.25 per share (the fair market value for our shares as of such date), at an aggregate value of $6,144, to five persons, directors, executive officers, and employees of Kronos Air Technologies, as compensation.

         In March 2001, we issued 186,302 common shares, valued at $0.72 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $135,000 in cash.

         In April 2001, we issued 97,020 common shares, valued at $1.00 per share (the negotiated exchange value for such shares), at an aggregate value of $97,020, to two persons, in liquidation of indebtedness of Atomic Soccer.

         In April 2001, we issued 38,038 common shares, valued at $0.46 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $17,530 in cash.

         In April 2001, we issued 2,000 common shares, valued at $0.885 per share (the fair market value for our shares as of such date), at an aggregate value of $1,770, to one person, an employee of Kronos Air Technologies, as compensation.

         In April 2001, pursuant to a stock option agreement, we granted five-year options to acquire 450,000 common shares, at an exercise price of $0.885 per share (the fair market value for our shares as of the date of grant), at an aggregate value $398,250, to nine persons who are directors, executive officers, and key employees of TSET and Kronos Air Technologies, as compensation for services. All such options immediately vested.

         In April 2001, pursuant to a stock option agreement, we granted ten-year options to acquire 350,000 common shares, at an exercise price of $0.885 per share (the fair market value for our shares as of the date of grant), at an aggregate value of $309,750, to one person who is a director and executive officer of TSET, in consideration of the waiver of certain contract rights. 125,000 of such options are immediately vested, and 225,000 of such options vest upon achievement of certain milestones. In September 2001, these options were determined to be null and void as of the date of grant and the issuance of such options is not reflected in the financial statements.

         In April 2001, pursuant to a stock option agreement, we granted ten-year options to acquire 398,475 common shares, at an exercise price of $0.885 per share (the fair market value for our shares as of the date of grant), at an aggregate value of $352,650, to one person who is a director and executive officer of TSET, in consideration of the waiver of certain contract rights. All such options immediately vested.

         In April 2001, we granted five-year options to acquire shares of our common stock, at an exercise price of $1.12 per share (the fair market value for our shares as of the date of grant), to one person who is an officer of Kronos Air Technologies, as partial compensation for services pursuant to an accrual formula set forth in a consulting agreement. As of September 14, 2001, such accrued options entitled these two persons to acquire 148,000 common shares, at an aggregate value of $165,760. All such options are immediately vested.

         In May 2001, we issued 891,891 common shares, valued at $0.34 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $300,000 in cash.

         In May 2001, we issued 52,778 common shares, valued at $0.36 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $19,000 in cash.

         In May 2001, pursuant to a stock option agreement, we granted ten-year options to acquire 250,000 common shares, at an exercise price of $0.710 per share (the fair market value for our shares as of the date of grant), at an aggregate value of $177,500, to two persons who are directors of TSET, as compensation for services as directors. All such options immediately vested.

         In May 2001, we granted five-year options to acquire shares of our common stock, at an exercise price of $0.96 per share (the fair market value for our shares as of the date of grant), to two persons who are directors of TSET, as partial compensation for services pursuant to an accrual formula set forth in a consulting agreement. As of September 14, 2001, such accrued options entitled these two persons to acquire 458,500 common shares, at an aggregate value of $440,160. All such options immediately vested.

         In June 2001, we issued 50,000 common shares, valued at $0.95 per share (the fair market value for our shares as of such date) at an aggregate value of $47,500, to a former director of TSET, as compensation for his service as a director.

         In June 2001, we issued 640,000 common shares, valued at $0.72 per share (the fair market value for our shares as of such date), at an aggregate value of $460,800, to one person as compensation under a Common Stock Purchase Agreement dated as of June 19, 2001.

         In July 2001, we issued 238,806 common shares, valued at $0.33 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $80,000 in cash.

         In July 2001, we issued 375,000 common shares, valued at $0.57 per share (the fair market value of our shares as of such date), at an aggregate value of $213,750, to one person in settlement of litigation pursuant to a Mutual Release and Settlement Agreement dated as of July 7, 2001.

         In July 2001, we issued 250 common shares, valued at $0.45 per share (the fair market value of our shares as of such date), at an aggregate value of $113, to one person, an employee of Kronos Air Technologies, as compensation.

         In August 2001, we granted a ten-year warrant to acquire 1,400,000 common shares, at an exercise price of $0.68 per share (the fair market value for our shares as of the date of grant), at an aggregate value of $952,000, to one person as compensation pursuant to a warrant agreement dated August 7, 2001, for services to be provided in connection with a consulting agreement dated July 2, 2001. Pursuant to such consulting agreement, a principal of the recipient of the warrant currently serves as a director of TSET. Such warrant vested immediately.

ITEM 6.  SELECTED FINANCIAL DATA

         The following summary statement of operations and summary balance sheet data is derived from our audited consolidated financial statements and should be read in conjunction with the audited consolidated financial statements as of June 30, 2001, 2000, 1999 and 1998 and the notes thereto. We were basically inactive in 1997 and prior, therefore, the selected consolidated financial information is not included for the years prior to June 30, 1998.

                                                                      FOR THE YEAR ENDED JUNE 30,
                                                  ----------------------------------------------------------------

                                                                      2000                1999
                                                     2001          (RESTATED)*         (RESTATED)*      1998
                                                  -------------- ------------------ -------------- ---------------
STATEMENT OF OPERATIONS DATA:

Sales                                             $      95,000     $                 $                $
Cost of sales                                            62,500               --               --               --
Gross profit                                             32,500               --               --               --
Total operating expenses                              3,391,139        1,388,492           51,946           17,978
Other income (expense)                                (207,793)            2,897              272               --
Interest expense                                        (6,126)               --               --               --
Net loss from continuing operations                 (3,572,558)      (1,385,595)         (51,674)         (17,832)
Loss from discontinued operations                   (3,846,963)        (579,588)               --               --
Loss from sale of discontinued operations           (2,446,562)               --               --               --
Net loss                                            (9,866,083)      (1,965,183)         (51,674)         (17,832)
Net loss per share-basic and diluted:
    From continuing operations                           (0.11)           (0.05)               --           (0.00)
    From discontinued operations                         (0.20)           (0.02)               --               --


                                                                      FOR THE YEAR ENDED JUNE 30,
                                                  ----------------------------------------------------------------

                                                     2001             2000              1999             1998
                                                  -------------- ------------------ -------------- ---------------



BALANCE SHEET DATA:

Cash                                              $      32,619     $    102,949      $       536     $      3,763
Accounts Receivable, net                                     --            4,648               --               --
Prepaids                                                 37,679           23,253               --               --
Total Current Assets                                     70,298          130,850              536            3,763
Net Property & Equipment                                 44,707           23,019               --               --
Intangibles and other                                 2,431,524        2,970,731            2,500            3,500
Net Assets of Discontinued Operations                        --        4,502,888               --               --
Deferred Financing Fees                                 520,800               --               --               --
Total Assets                                          3,067,329        7,627,488            3,036            7,263
Total Current Liabilities                             1,921,213          388,796           79,841           42,396
Total Liabilities                                     2,588,763          388,796           79,841           42,396
Minority interest                                            --               --               --               --
Stockholders' Equity (Deficit)                          478,566        7,238,692         (76,805)         (35,133)

--------------------
*See Note 3 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this filing.

         Certain statements within this Item and throughout this Annual Report on Form 10-K and the documents incorporated herein are "forward-looking statements" as described in the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected.


GENERAL

         Historically, we had been seeking select business opportunities globally among a wide range of prospects. Over the past two years, we made several investments, including Kronos Air Technologies and EdgeAudio. After further evaluation of these investments, we believe our investment in and the full development of Kronos Air Technologies and the Kronos(TM) technology represents the single biggest opportunity for us. As a result, we have prioritized our management and financial resources to fully capitalize on this investment opportunity. A more detailed explanation of Kronos Air Technologies and the current status of EdgeAudio and the other investments made by us are discussed below.

          We have reorganized our company to prioritize and focus management and financial resources on Kronos Air Technologies and the Kronos(TM) technology. This reorganization has resulted in the decision to sell or to no longer pursue other investment opportunities previously identified. We sold our investment in Atomic Soccer in April 2001; decided not to pursue investments in Cancer Detection International, Electric Management Units, and Cancer Treatment Centers in July 2001; established a formal plan to dispose of EdgeAudio in September 2001; and terminated by mutual consent of both parties a contract to distribute Computerized Thermal Imaging equipment in August 2000.


RESULTS OF OPERATIONS

          The comparability of our financial statements between years is not easily susceptible to narrative comparison by virtue of the fact that (a) we were basically inactive from the time that we discontinued operations in 1996 until the time that we reactivated operations in mid-1999, (b) from inception we have not had significant operating revenues, and (c) we acquired Kronos Air Technologies, Atomic Soccer, EdgeAudio, and Cancer Detection International towards the end of the year ending June 30, 2000.


REORGANIZATION

          Based  on  our   decision  to  focus  our   resources  on  Kronos  Air
Technologies, several actions were taken which impacted the results of operations. On April 10, 2001, we sold Atomic Soccer. The sale resulted in a loss of $2,297,000. During our fourth quarter of 2001, we determined that the assets of EdgeAudio were impaired and we recognized an impairment loss of $2,294,000. On September 14, 2001, the board authorized management to pursue a formal plan for disposal of EdgeAudio. The anticipated loss from operations during the phase-out period is $150,000. We do not anticipate a loss on the sale of EdgeAudio. We also decided to discontinue development of Cancer Detection
International and we have recognized an impairment loss of the remaining goodwill of $273,000 associated with that investment.


CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 2001

         REVENUE AND COST OF SALES. Revenues are generated through sales of KronosTM devices at Kronos Air Technologies, Inc. Sales for the twelve months ended June 30, 2001 were $95,000. Cost of sales for the twelve months ended June 30, 2001 associated with the sale of Kronos(TM) devices was $62,500. There were no sales or cost of sales of Kronos(TM) devices in periods prior to the twelve months ended June 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the twelve months ended June 30, 2001 amounted to $3,391,139 of which compensation and benefits were 35%, professional services were 22%, research and development was 9%, depreciation, intangibles amortization and impairment was 17% and other general and administrative expenses accounted for 17%. Operating expenses for the twelve months ended June 30, 2000 amounted to $1,388,492 of which compensation and benefits were 30%, research and development was 46%, professional services were 11%, depreciation, intangibles amortization was 7% and other general and administrative expenses accounted for 6%.

          Research and development costs in 2000 included $633,229 of expense for in-process research and development purchased with the acquisition of Kronos Air Technologies. Included in the intangible amortization and impairment in 2001 is $272,945 for an impairment loss on Cancer Detection International. The increase in professional services expense was the result of our efforts to better position us to obtain additional outside financing and equity. As a result, we engaged new board members and outside consultants to assist us.


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001

         Our total assets at June 30, 2001 were $3,067,329 compared with $7,627,488 at June 30, 2000, a decline of $4,560,159, principally due to the loss on disposal of discontinued operations of Atomic Soccer of $2,296,562 and the impairment of assets for EdgeAudio of $2,294,316, which were recorded in the fiscal year ended June 30, 2001. Total assets at June 30, 2001 were comprised mainly of $520,800 for deferred financing fees and $2,431,524 of patents/intellectual property. Total assets at June 30, 2000 were comprised principally of $2,970,731 of patents/intellectual property and $4,502,888 of net assets of discontinued operations. Total current assets at June 30, 2001 and June 30, 2000 amounted to $70,298 and $130,850, respectively, while total current liabilities for those same periods amounted to $1,921,213 and $388,796, respectively, creating a working capital deficit of $1,850,915 and $257,946 at each respective period end. This working capital deficit is principally attributable to the increase in accrued expenses in both years for compensation and professional services. Total liabilities as at June 30, 2001 and June 30, 2000 were $2,588,763 and $388,796, respectively, representing an increase of $2,199,967. Shareholders equity as at June 30, 2001 and June 30, 2000 was $478,566 and $7,238,692, respectively, representing a decrease of $6,760,126. The decrease in shareholders equity is principally the result of incurring a $3,572,558 loss from operations, a $3,846,963 loss from discontinued operations, and a $2,446,562 loss on disposal of discontinued operations for the twelve months ended June 30, 2001. In addition, equity increased during the twelve month period ended June 30, 2001 through the sale and issuance of $3,105,956 of common stock.


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2000

         REVENUE AND COST OF SALES. There were no sales or cost of sales for the years ended June 30, 2000 and 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the twelve months ended June 30, 2000 amounted to $1,388,492. Primarily as a result of the above, the net loss from continuing operations for the year ended June 30, 2000 was $1,385,595, and the loss from discontinued operations was $579,588 for a net loss of $1,965,183, thereby increasing our accumulated deficit to $2,107,703 at June 30, 2000. Operating expenses for the year ended June 30, 1999 were $51,946 of which compensation and benefits accounted for $43,150 or 83%.


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000

          Our total assets at June 30, 2000 were $7,627,488. Total current assets amounted to $130,850 while total current liabilities amounted to $388,796 thereby creating a working deficit of $257,946. Total liabilities as at June 30, 2000 amounted to $388,796 and shareholders equity was $7,238,692. Total assets at June 30, 1999 were $3,036 and total liabilities were $79,841. The increase in assets and liabilities during 2000 occurred principally from the acquisition of Kronos Air Technologies, EdgeAudio, Atomic Soccer and Cancer Detection and our emergence from our prior inactive status.


LIQUIDITY AND CAPITAL RESOURCES

          Historically we have relied principally on the sale of common stock to finance our operations. Going forward, we plan to rely on the proceeds from a Small Business Innovation Research contract with the United States Navy and other government contracts and grants, and cash flow generated from the sale of Kronos(TM) devices. We have also entered into a common stock purchase agreement with Fusion Capital under which we have the right, subject to certain conditions, to draw down approximately $12,500 per day from the sale of common stock to Fusion Capital. In addition, in May 2001, Kronos Air Technologies signed a Small Business Innovation Research contract. This contract is sponsored by the United States Navy and is potentially worth up to $837,000 in product development and testing support for Kronos Air Technologies. The first phase of the contract is worth up to $87,000 in funding for manufacturing and testing a prototype device for air movement and ventilation onboard naval vessels over the next six months. If awarded to Kronos Air Technologies, the second phase of the contract would be worth up to $750,000 in additional funding.

         At June 30, 2001, we had a working capital deficit of $1,850,915, which represented a decline of $1,592,969 from net working capital at June 30, 2000. Net cash flow used on operating activities was $1,590,553 and $285,761 for the twelve months ended June 30, 2001 and June 30, 2000, respectively. We were able to satisfy some of our cash requirements for the twelve months ended June 30, 2001 through the issuance and sale of our common stock.

         On June 19, 2001, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to the common stock purchase agreement, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $12,500 of our common stock or an aggregate of $10.0 million. The $10.0 million of our common stock is to be purchased over a 40-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of our common stock without any fixed discount to the then-current market price. We plan to draw down as much as $3.0 million annually from Fusion Capital which management believes should more than offset our operating cash flow deficits. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital.


GOING CONCERN OPINION

         Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the 2001 and 2000 financial statements that states that we do not have significant cash or other material assets to cover our operating costs. Our ability to obtain additional funding will largely determine our ability to continue in business. Without such funding, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We can make no assurance that we will be able to successfully transition from research and development to manufacturing and selling commercial products on a broad basis. While attempting to make this transition, we will be subject to all the risks inherent in a growing venture, including, but no limited to, the need to develop and manufacture reliable and effective products, develop marketing expertise and expand our sales force.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements appear beginning at page F-1.

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors and Shareholders
TSET, Inc.

We have audited the accompanying consolidated balance sheets of TSET, Inc. and its subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TSET, Inc. and its subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss from continuing operations of $3,572,558 during the year ended June 30, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $1,850,915. These factors, among others, as discussed in Note 4 of Notes to Consolidated Financial Statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Grant Thornton LLP

Portland, Oregon
October 8, 2001

                           Randy Simpson C.P.A., P.C.
                            11775 South Nicklaus Roar
                                Sandy, Utah 84092
                          Fax & Phone (801) 572 - 3009

Board of Directors and Stockholders
TSET, Inc.
(Formerly Technology Selection, Inc.)
Salt Lake City, Utah

Independent Auditor's Report

We have audited the balance sheet of TSET, Inc. (formerly Technology Selection, Inc.) as of June 30, 1999 and the related statements of operations and accumulated development stage costs, changes in stockholders' equity and cash flows for the year then ended. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of TSET, Inc. (formerly Technology Selection, Inc.) as of June 30, 1999 and the results of its operations and its cash flows for year then ended in conformity with generally accepted accounting principles.


/s/ Randy Simpson C.P.A., P.C.
------------------------------
Randy Simpson C.P.A., P.C.
A Professional Corporation

March 17, 2000
Except for Note 3 which is date is October 8, 2001 Salt Lake City, Utah

                                         TSET, INC
                                CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,
                                                          --------------------------------
                                                          2001                     2000
                                                                                (RESTATED)
                                                          ----                  ----------
 ASSETS

 Current Assets
       Cash                                              $ 32,619                $ 102,949
       Accounts receivable, net                                 -                    4,648
       Prepaids                                            37,679                   23,253
                                                      -----------              -----------
            TOTAL CURRENT ASSETS                           70,298                  130,850
                                                      -----------              -----------
 PROPERTY AND EQUIPMENT                                    62,723                   25,216
       Less: Accumulated Depreciation                     (18,016)                  (2,197)
                                                      -----------              -----------
            NET PROPERTY AND EQUIPMENT                     44,707                   23,019
                                                      -----------              -----------
 OTHER ASSETS
       Intangibles                                      2,431,524                2,970,731
       Net assets of discontinued operations                    -                4,502,888
       Deferred financing fees                            520,800                        -
                                                      -----------              -----------
            TOTAL OTHER ASSETS                          2,952,324                7,473,619
                                                      -----------              -----------
 TOTAL ASSETS                                         $ 3,067,329              $ 7,627,488
                                                      ===========              ===========


 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
       Accounts payable                                 $ 323,045                 $ 22,213
       Accrued expenses                                 1,284,268                  301,400
       Notes payable, current portion                     313,900                   65,183
                                                      -----------              -----------
            TOTAL CURRENT LIABILITIES                   1,921,213                  388,796
                                                      -----------              -----------
 NET LIABILITIES OF DISCONTINUED OPERATIONS               667,550                        -
                                                      -----------              -----------
            TOTAL LIABILITIES                           2,588,763                  388,796
                                                      -----------              -----------
 SHAREHOLDERS' EQUITY
       Common stock, authorized 500,000,000
            shares of $.001 par value                      34,001                   29,652
       Capital in excess of par value                  12,418,350                9,316,743
       Retained earnings (Accumulated deficit)        (11,973,785)              (2,107,703)
                                                      -----------              -----------
            TOTAL SHAREHOLDERS' EQUITY                    478,566                7,238,692
                                                      -----------              -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 3,067,329              $ 7,627,488
                                                      ===========              ===========


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                          TSET, INC
                                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 YEAR ENDED JUNE 30,
                                                              -------------------------------------------------------------
                                                                  2001                     2000                     1999
                                                                                        (RESTATED)               (RESTATED)
                                                                  ----                  ----------               ----------
 Sales                                                        $     95,000             $          -                $       -
 Cost of sales                                                      62,500                        -                        -
                                                              ------------             ------------                ---------
 Gross Profit                                                       32,500                        -                        -
                                                              ------------             ------------                ---------
 Selling, General and Administrative expenses
       Compensation and benefits                                 1,201,048                  413,414                   43,150
       Research and development                                    297,004                  636,175                        -
       Professional services                                       735,296                  151,989                        -
       Impairment of investment in CDI                             272,945                        -                        -
       Depreciation and amortization                               323,164                   98,543                        -
       Other selling general & administrative
         expenses                                                  561,682                   88,371                    8,796
                                                              ------------             ------------                ---------
 Total Selling, General and Administrative expenses              3,391,139                1,388,492                   51,946
                                                              ------------             ------------                ---------
 Net Operating Income (Loss)                                    (3,358,639)              (1,388,492)                 (51,946)
 Other Income / (expense)                                         (207,793)                   2,897                      272
 Interest Expense                                                   (6,126)                       -                        -
                                                              ------------             ------------                ---------
 Net Income (Loss) Before Taxes                                 (3,572,558)              (1,385,595)                 (51,674)
 Provision for Taxes                                                     -                        -                        -
                                                              ------------             ------------                ---------
 Net Income (Loss) from continuing operations                   (3,572,558)              (1,385,595)                 (51,674)
 Income (Loss) from discontinued operations,
     net of income tax of $0                                    (3,846,963)                (579,588)                       -
 Loss on disposal of discontinued operations,
     net of income tax of $0                                    (2,446,562)                       -                        -
                                                              ------------             ------------                ---------
 Net Income (Loss)                                            $ (9,866,083)            $ (1,965,183)               $ (51,674)
                                                              ============             ============                =========
 Basic Earnings (Loss) Per Share
       Income (loss) from continuing operations                      (0.11)                   (0.06)                       -
       Loss from discontinued operations                             (0.20)                   (0.02)                       -
                                                              ------------             ------------                ---------
       Net Income (loss)                                      $      (0.31)            $      (0.08)               $       -
                                                              ============             ============                =========
 Diluted Earnings (Loss) Per Share
       Income (loss) from continuing operations                      (0.11)                   (0.06)                       -
       Loss from discontinued operations                             (0.20)                   (0.02)                       -
                                                              ------------             ------------                ---------
       Net Income (loss)                                      $      (0.31)            $      (0.08)               $       -
                                                              ============             ============                =========
Weighted average shares outstanding                             31,481,874               25,263,333               23,997,730



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                           TSET, INC
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED JUNE 30,
                                                                             --------------------------------------------------
                                                                                  2001              2000               1999
                                                                                                 (RESTATED)          (RESTATED)
                                                                                  ----           ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss from continuing operations                                     $ (3,572,558)     $ (1,385,595)         $ (51,674)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
         (USED IN) PROVIDED BY OPERATIONS
         Depreciation and amortization                                            332,528            98,542              1,000
         In-process technology                                                          -           633,229                  -
         Impairment of investment in CDI                                          272,945            50,000                  -
         Common stock issued for compensation/services                            111,973            50,000             10,000
         Cancellation of note payable                                             (22,383)                -                  -
     CHANGE IN
         Accounts receivable                                                        4,648            (4,648)                 -
         Prepaid expenses and other assets                                        (14,426)          (23,253)                 -
         Accounts Payable                                                         300,832            22,213                  -
         Accrued Expenses and other liabilities                                   982,868           271,250             30,150
                                                                             --------------------------------------------------
            NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS               (1,613,573)         (288,262)           (10,524)

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment                                      (37,507)          (22,712)                 -
         Investment in patent protection                                          (79,697)                -                  -
         Cashed used in discontinued operations                                  (435,823)         (726,225)                 -
                                                                             --------------------------------------------------
            NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                  (553,027)         (748,937)                 -
                                                                             --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                                               2,056,270         1,124,125                  -
         Proceeds from short-term borrowings                                      100,000            15,490              7,297
         Deferred finances costs paid                                             (60,000)                -                  -
                                                                             --------------------------------------------------
            NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 2,096,270         1,139,615              7,297
                                                                             --------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                                   (70,330)          102,413             (3,227)
CASH
     BEGINNING OF PERIOD                                                          102,949               536              3,763
                                                                             --------------------------------------------------
     END OF PERIOD                                                           $     32,619      $    102,949          $     536
                                                                             ==================================================
Supplemental schedule of non-cash investing and financing activities:
Supplemental disclosure of cash flow information:
         Interest paid in cash                                               $          -      $          -          $       -
         Income taxes                                                                   -                 -                  -

         Non-cash investing and financing activities:
                  Deferred financing fees                                    $    460,800      $          -          $       -
                  Debt satisfied with stock                                       516,163                 -                  -
                  Issuance of notes payable                                       213,900                 -                  -
                  Acquisition of subsidiaries with stock                                -         8,106,555                  -
                                                                             ==================================================



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

                                                          TSET, INC
                                        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                   Common Stock
                                               ---------------------           Capital            Retained       Total
                                                                              in Excess           Earnings     Shareholders'
                                                                                pf Par          (Accumulated     Equity
                                                 Shares        Amount           Value             Deficit)      (Deficit)
                                              ---------------------------------------------------------------------------------
 BALANCE at June 30, 1998                      24,001,730     $ 24,001         $ 41,718     $     (90,847)      $ (25,128)

   Shares certificate cancelled                    (4,000)          (4)                                                (4)

   Net loss for the year ended June                                                               (51,673)        (51,673)
   30, 1999 (Restated)
                                              ---------------------------------------------------------------------------------
 BALANCE at June 30, 1999 (Restated)           23,997,730       23,997           41,718          (142,520)        (76,805)

   Shares reissued from prior year
   cancellation                                     4,000            4                                                  4

   Shares issued on August 31, 1999 to
   acquire the patents and technology
   of the utility meter                           100,000          100           49,900                            50,000

   Shares issued on March 14, 2000 to
   acquire Atomic Soccer USA, Ltd.              1,000,000        1,000        1,805,250                         1,806,250

   Shares issued on March 14, 2000                 37,555           38              (38)                                -

   Shares issued on March 14, 2000 to
   acquire Kronos Air Technologies,
   Inc.                                         2,250,000        2,250        3,344,625                         3,346,875

   Shares issued on for May 9, 2000 to
   acquire EdgeAudio.com, Inc.                  1,298,701        1,299        2,548,701                         2,550,000

   Shares issued on May 9 to acquire
   Cancer Detection International Inc.            180,000          180          353,250                           353,430

   Shares issued on May 19, 2000 as
   compensation                                    14,815           15           49,985                            50,000

   Shares of restricted common stock
   issued on June 30, 2000 for cash               768,860          769        1,123,352                         1,124,121

   Net loss for the year ended June
   30, 2000 (Restated)                                                                         (1,965,183)     (1,965,183)
                                              ---------------------------------------------------------------------------------
   BALANCE at June 30, 2000 (Restated)         29,651,661       29,652        9,316,743        (2,107,703)      7,238,692

   Purchase price adjustment on Cancer
   Detection International, Inc.                  (20,000)         (20)         (39,230)                          (39,250)

   Shares issued on July 20, 2000 for
   cash                                           161,538          161          188,839                           189,000

   Shares issued on August 3, 2000                  5,000            5            6,555                             6,560

   Shares issued to liqudate debt of
   Atomic Soccer USA, Ltd.                        362,259          362          375,981                           376,343

   Shares issued in September 2000 for
   cash                                           832,000          832          831,168                           832,000

   Shares issued in September to
   liquidate TSET, Inc. debt                       42,800           43           42,757                            42,800

   Shares issued on December 8, 2000
   for cash                                       168,492          169           99,831                           100,000

   Shares issued on December 27, 2000
   for cash                                        39,091           39           22,301                            22,340

   Shares issued on January 8, 2001
   for cash                                       687,500          688          399,312                           400,000

   Shares issued on January 12, 2001
   for cash                                        57,693           57           34,943                            35,000

   Shares issued on January 19, 2001
   for cash                                        10,000           10            6,390                             6,400

   Shares issued on January 19, 2001
   for services and compensation                   44,915           45           56,098                            56,143

   Shares issued on March 23, 2001 for
   cash                                           186,302          186          134,814                           135,000

   Shares issued on April 9, 2001 as
   compensation                                     2,000            2            1,768                             1,770

   Shares issued on April 9, 2001 to
   liquidate debt of Atomic Soccer USA Ltd.        97,020           97           96,923                            97,020

   Shares issued in April 2001 for
   cash                                            38,038           38           17,492                            17,530

   Shares issued on May 3, 2001 for
   cash                                            52,778           53           18,947                            19,000

   Shares issued on May 7, 2001 for
   cash                                           891,891          892          299,108                           300,000

   Shares issued on June 14, 2001 as
   compensation                                    50,000           50           47,450                            47,500

   Shares issued on June 29, 2001 as a
   financing fee                                  640,000          640          460,160                           460,800

   Net loss for the year ended June
   30, 2001                                                                                    (9,866,083)     (9,866,083)
                                              ---------------------------------------------------------------------------------
BALANCE at June 30, 2001                       34,000,978     $ 34,001     $ 12,418,350     $ (11,973,785)      $ 478,566
                                              =================================================================================

                           TSET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

         TSET, Inc. (formerly, Technology Selection, Inc.), is a Nevada corporation (the "Company") and was originally organized on September 17, 1980 as Penguin Petroleum, Inc. ("PPI") under the laws of the State of Utah. Stockholders approved a name change of the corporation on October 6, 1982 to Petroleum Corporation of America, Inc. On December 29, 1996, stockholders approved a reorganization whereby they exchanged their stock on a one-for-one basis with Technology Selection, Inc., a Nevada corporation ("TSI"). TSI's shares began trading on the over-the-counter bulletin board exchange on August 28, 1996 under the symbol "TSET." On November 19, 1998, TSI changed its name to TSET, Inc.

         In March 2000, the Company purchased Atomic Soccer USA, Ltd. ("Atomic Soccer"), a sports apparel manufacturer and distributor. Atomic Soccer was sold on April 11, 2001 (See note 15). In March 2000, the Company also acquired Kronos Air Technologies, Inc. ("Kronos Air Technologies") which is developing applications for its patent pending air movement and purification process. In May 2000, the Company purchased EdgeAudio.com,Inc. ("EdgeAudio"), a manufacturer and distributor of home theater speaker systems incorporating licensed DiAural(R) crossover circuitry. In May 2000, the Company also purchased Cancer Detection International ("CDI") which performs state-of-the-art blood laboratory analysis for the very early detection of cancer

         The Company historically had been seeking select business opportunities globally among a wide range of prospects. Over the past two years the Company made several investments, including Kronos Air Technologies, Atomic Soccer and EdgeAudio. After further evaluation of these investments, the Company decided to only continue with the development of Kronos Air Technologies. As a result, the Company has prioritized its management and financial resources to focus on this investment opportunity. In April 2001, the Company sold Atomic Soccer. Further, the Company has decided not to pursue its investment in CDI and has adopted a formal plan to dispose of EdgeAudio (See note 15).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ACCOUNTING METHOD. The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 fiscal year end.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include those of the Company and of each of its subsidiaries for the periods in which the subsidiaries were owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Atomic Soccer and EdgeAudio are disclosed as discontinued operations in these financial statements and CDI's carrying value is $0 due to impairment

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

         CONCENTRATIONS OF CREDIT RISK. Financial instruments which can potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company manages its exposure to risk through ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts for potential losses and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse impact on the Company's financial position or results of operations.

         CASH AND CASH EQUIVALENTS. The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents.

         ACCOUNTS RECEIVABLE. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 and $0 at June 30, 2001 and June 30, 2000, respectively. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.

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

         INTANGIBLES. Intangible assets include marketing intangibles and developed and purchased patent technology which are being amortized over 10 years. Patent technology represents acquired patents which are being further developed to achieve commercial viability and generate revenue. The carrying value of intangibles are reviewed whenever circumstances occur that indicate the carrying values may not be recoverable.

         INCOME TAXES. Income taxes are accounted for in accordance with the provisions of SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

         RESEARCH AND DEVELOPMENT EXPENSES. Costs related to research and development are charged to research and development expense as incurred.

         EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share is computed using the weighted average number of shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, when their effect is dilutive.

         REVENUE RECOGNITION. Revenues from sales for EdgeAudio and Atomic Soccer are recognized upon shipment of the product to customers. As discussed in
Note 15 - Discontinued Operations, the operations of Atomic Soccer have been disposed of and management has committed to a formal plan of action to sell or otherwise dispose of the operations of EdgeAudio. Kronos Air Technologies recognizes revenue on the sale of non-custom stock units upon shipment of the product to customers. Kronos Air Technologies recognizes revenue on the sale of custom-designed contract sales under the percentage of completion method of accounting in the ratio that costs incurred to date bear to estimated total costs. For uncompleted contracts where costs and estimated profits exceed billings, the net amount is included as an asset in the balance sheet. For uncompleted contracts where billings exceed costs and estimated profits, the net amount is included as a liability in the balance sheet. Sales are reported net of applicable cash discounts and allowances for returns.

         STOCK ISSUED FOR SERVICES. Issuances of shares of the Company's stock to employees or third-parties for compensation or services is valued using the closing market price on the date of grant for employees and the date services are completed for non-employees.

         STOCK OPTIONS. The Company accounts for its stock option plans under SFAS No. 123 "Accounting for Stock-Based Compensation." As allowed under this statement, the Company continues to account for stock options for employees under APB No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure only requirements of SFAS No. 123. Accordingly, no compensation expense has been recognized for stock option grants to employees since the options have exercise prices equal to the market value of the stock on the date of grant.

         OTHER ASSETS. Deferred Financing costs associated with a common stock purchase agreement will be ratably offset against the proceeds as they are received.

         RECENT ACCOUNTING PRONOUNCEMENTS. On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

         SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations initiated after June 30, 2001.

         SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company expects to adopt this statement during the quarter ending September 30, 2002. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of the statement. The Company does not currently have any goodwill recorded on its financial statements and it is expected that there will be no immediate impact on the Company's financial statements as a result of the adoption of this statement.

         RECLASSIFICATION. Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 presentation.


NOTE 3 - RESTATEMENT

         In September 2001, the Company determined that a 1999 employment agreement between the Company and its Chief Executive Officer was not properly executed under the laws of the State of Nevada (the state of incorporation.) As a result, the Company has determined that the employment agreement was null and void from its inception. During 1999 and 2000, the Company recognized compensation expense as a result of stock grants and contingent stock grants under the agreement. The Company has now determined that it is appropriate to restate the 1999 and 2000 financial statements to correct this error in previously issued financial statements

         The effect of the change on the 2000 financial statements was to decrease compensation expense and net loss by $892,476 and decrease the basic and diluted loss per share by $0.03. The effect of the change on the 1999 financial statements was to decrease compensation expense and net loss by $300,000, and decrease the basic and diluted loss per share by $0.01.


NOTE 4 - REALIZATION OF ASSETS

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the current year ended June 30, 2001. In addition, the Company has used, rather than provided cash in its operations. The Company is currently using its resources to raise capital necessary to complete research and development work, and to provide for the working capital needs of itself and its subsidiaries.

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

         Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

         1. In May 2001, Kronos Air Technologies was awarded a Small Business Innovation Research contract. This contract is sponsored by the United States Navy and is potentially worth up to $837,000 in product development and testing support for Kronos Air Technologies. The first phase of the contract is worth up to $87,000 in funding for manufacturing and testing a prototype device for air movement and ventilation onboard naval vessels. If awarded to Kronos Air Technologies, the second phase of the contract would be worth up to $750,000 in additional funding. The phase two award, if any, will be announced in December 2001. The KronosTM devices manufactured under this contract will be embedded in an existing HVAC systems to move air more efficiently than the current fan based technology. This contract is an extension of the commercialization effort by Kronos Air Technologies in the specialized military marketplace.

         2. On June 19, 2001, we entered into a common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement, $12,500 of our common stock or an aggregate, under certain conditions, of $10.0 million. The $10.0 million of common stock is to be purchased over a 40 month period, subject to a six-month extension or earlier termination at our discretion. The purchase price of the shares of common stock will be equal to the then current market price of the common stock without any fixed discount to the market price. The agreement is dependent on the Company registering the associated shares and on the ability of Fusion Capital to fund the purchase of those shares. Assuming the Company's share price remains at current levels, the 5 million shares that the Company is currently registering would allow the Company to raise approximately $1.5 to $2.0 million without registering additional shares.

         3. On July 2, 2001, we signed an agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group will work with the Kronos Air Technologies team to fully develop and capitalize on the Kronos(TM) technology. We believe that The Eagle Rock Group can assist us in unlocking the potential value of the Kronos(TM) technology. The Eagle Rock Group's multi-disciplined approach, which uses seasoned business executives and leverages relationships and networks, can accelerate the Kronos(TM)
              opportunity versus the timing and development if we were to continue on a go-it-alone strategy or if we were to work and coordinate with the myriad of groups necessary to duplicate The Eagle Rock Group team. Specifically, we initially envision The Eagle Rock Group working to augment and enhance our efforts in the following areas (i) capital raising and allocation, (ii) strategic partner introduction and evaluation, (iii) distribution channel development, (iv) product focus and brand development, (v) human resource placement, and (vi) capital market introduction and awareness. Pursuant to the agreement that we entered into with The Eagle Rock Group, we issued to The Eagle Rock Group a ten-year warrant granting them the right to purchase 1,400,000 shares of our common stock at an exercise price of $0.68 per share. The shares underlying the warrant have piggy-back and demand registration rights, as well as subscription rights in the event that we issue any rights to all of our stockholders to subscribe for shares of our common stock. In addition, the warrant contains redemption rights in the event that we enter into a transaction that results in a change of control of our company (See note 19).


NOTE 5 - BUSINESS COMBINATIONS

         On March 13, 2000,  the Company  acquired  Kronos Air  Technologies  (a development stage company), a Nevada corporation. Kronos Air Technologies is a research and development company having headquarters in Redmond, Washington. Kronos Air Technologies owns all of the intellectual property rights, including certain patents pending, for a technology known as "Kronos(TM)" (formerly named the "electron wind generator"). The consideration for the acquisition was 2,250,000 shares of the Company's common stock. The Company acquired all of the issued and outstanding shares of Kronos Air Technologies. The transaction was accounted for using the purchase method of accounting, accordingly, the results of operations from March 13, 2000 are included in the consolidated statement of operations. The total purchase price of $3.3 million was determined based upon the market value of stock issued which incorporates the restrictions on the transferability of the shares and was allocated to the net assets acquired based on their fair market values at the date of acquisition. Of the purchase price, $633,000 was allocated to in-process technology which had not reached technological feasibility which the Company expensed as of the acquisition date. The remainder of the purchase price was allocated to purchased technology ($2.1 million) and identifiable intangibles ($0.6 million), which are being amortized on a straight line basis over 10 years.

         On March 6, 2000, the Company acquired of all of the issued and outstanding shares of Atomic Soccer, a Wisconsin corporation (See note 15). The consideration for the acquisition was 1,000,000 shares of TSET common stock. The transaction was accounted for using the purchase method of accounting. The total purchase price of $1.8 million was determined based upon the market value of stock issued which incorporates the restrictions on the transferability of the shares and was allocated to the net assets acquired based on their fair market values at the date of acquisition. The fair value of the tangible assets acquired and liabilities assumed were $700,000 and $1.6 million, respectively. The remainder of the purchase price was allocated to goodwill ($2.7 million). This subsidiary was sold in April 2001 generating a loss of $2.3 million.

         On May 4, 2000, the Company acquired EdgeAudio. The Company acquired all of EdgeAudio's issued and outstanding shares in exchange for 1,298,701 shares of the Company's common stock. The transaction was accounted for using the purchase method of accounting. The total purchase price of $2.6 million was determined based upon the market value of stock issued which incorporates the restrictions on the transferability of the shares and was allocated to the net assets acquired based on their fair market values at the date of acquisition. At the time this acquisition was completed, the purchase price was allocated to goodwill ($2.6 million) which management determined was fully impaired at June 30, 2001. EdgeAudio is included in the financial statements as a discontinued operation of the Company. The resulting impairment adjustment of $2.3 million is disclosed as a loss from discontinued operations.

         On May 4, 2000, the Company acquired 100% ownership of CDI, in exchange for 160,000 shares of the Company's common stock. The transaction was accounted for using the purchase method of accounting. The total adjusted purchase price of $314,000 was determined based upon the market value of stock issued which incorporates the restrictions on the transferability of the shares and was allocated to the net assets acquired based on their fair market values at the date of acquisition. Since CDI is a development stage company, the purchase price was allocated to goodwill which management determined was fully impaired at June 30, 2001.

         The following table reflects the unaudited proforma combined results of operations of the Company, Kronos Air Technologies, Atomic Soccer, EdgeAudio and CDI as if the acquisitions had taken place at the beginning of the fiscal year for each of the periods presented, excluding the effects of the one time charge of in-process technology and the reclassifications resulting from Atomic Soccer and EdgeAudio as discontinued operations:

                                                   JUNE 30, 2000   JUNE 30, 1999
                                                     (RESTATED)      (RESTATED)
                                                   -------------   -------------
         (In thousands, except per share data)

         Revenue                                    $     960       $     730
                                                    =========       =========
         Net Income (loss)                          $ (2,392)       $ (1,134)
                                                    =========       =========
         Basic earnings (loss) per share            $ ( 0.09)       $(  0.05)
                                                    =========       =========
         Number of shares used in computing
                  basic earnings per share             25,263          24,001
                                                    =========       =========

         In management's opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the respective years under the management of the Company.


NOTE 6 - PREPAID AND OTHER CURRENT ASSETS

         Prepaid and other current assets at June 30, consist of the following:

                                               2001                2000
                                        -----------------   -----------------
         Lease deposits                      $  29,110           $  23,253
         Professional retainers                  8,569                   -
                                       ------------------  ------------------
         Prepaid assets                      $  37,679           $  23,253
                                        =================   =================


NOTE 7 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, consists of the following:

                                                 2001                      2000
                                             ------------------  ---------------
         Leasehold improvements                $     5,139         $        -
         Office furniture and fixtures              54,061             25,216
         Machinery and equipment                     3,522                  -
                                             ----------------    ---------------
                                                    62,722             25,216

         Less accumulated depreciation            (18,015)            (2,197)
                                             ----------------    ---------------
         Net property and equipment            $   44,707          $   23,019
                                             ==================  ===============

         Depreciation expense for the years ended June 30, 2001 and 2000 was $16,456 and $2,197, respectively.

NOTE 8 - INTANGIBLES

         Intangible assets at June 30, consist of the following:

                                                 2001               2000
                                            -----------------  -----------------
           Marketing intangibles              $     587,711      $     587,711
           Purchased patent technology            2,125,935          2,125,935
           Developed patent technology               79,697                  -
           Goodwill                                       -            353,430
                                            -----------------  -----------------
                                                  2,793,343          3,067,076
           Less accumulated amortization          (361,819)           (96,345)
                                            -----------------  -----------------
           Net intangible assets              $   2,431,524      $   2,970,731
                                            =================  =================

         Amortization expense for the years ended June 30, 2001 and 2000 was $306,709 and $96,345, respectively. The Company recognized an impairment loss of $272,945 on the goodwill of CDI during 2001.


NOTE 9 - ACCRUED EXPENSES

         Accrued expenses at June 30, consist of the following:

                                               2001             2000 (Restated)
                                         -----------------    ------------------
         Accrued compensation cash         $   238,740          $    35,000
         Accrued compensation stock            241,642                    -
         Deferred compensation                 200,000              180,000
         Accrued interest                       33,423               11,400
         Accrued professional services         420,463               75,000
         Other accruals                        150,000                    -
                                         -----------------    ------------------
                                           $  1,284,268         $   301,400
                                         =================    ==================


NOTE 10 - NOTES PAYABLE

         There are no outstanding notes payable at June 30 that are long-term in nature. The current portion of notes payable outstanding at June 30, 2001 of $313,900 consists of a $100,000 advance from Fusion Capital against the Stock Purchase agreement, which was satisfied subsequent to year end, and $213,900 of working capital due to EdgeAudio under the EdgeAudio acquisition agreement (see
Note 17).


NOTE 11 - LEASES

         The Company has entered into noncancelable operating leases for facilities. Rental expense was approximately $53,000 and $12,000 for years ended June 30, 2001 and 2000, respectively. Future minimum lease payments under these operating leases for the years ending June 30, are as follows:

                   Year Ended
                    June 30,        Redmond, WA       Tigard     Total
                 ----------------  ------------  -----------  -----------
                      2002           $   42,670    $   6,900    $  49,570
                      2003               36,633            -       36,633
                   Thereafter                 -            -            -
                                   ------------  -----------  -----------
                      Total          $   79,303    $   6,900    $  86,203
                                   ============  =========== == =========

NOTE 12 - EARNINGS (LOSS) PER SHARE

         As of June 30, 2001, there were outstanding options to purchase 1,557,075 shares of TSET common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.


NOTE 13 - INCOME TAXES

         The composition of deferred tax assets and the related tax effects at June 30, 2001 and 2000 are as follows:

                                            2001               2000 (Restated)
                                    ----------------------  --------------------
Benefit from carryforward of            $    2,803,890         $       713,373
net operating losses
Other temporary differences                  1,008,189                  80,920
Less:
  Valuation allowance                      (3,812,079)               (794,293)
                                    ----------------------  --------------------
  Net deferred tax asset                $            -         $             -
                                    ======================  ====================

         The other temporary differences shown above relate primarily to loss on discontinued operations, impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                                                       June 30,
                                      ------------------------------------------------------------------------------
                                                      2001                               2000 (Restated)
                                      ------------------------------------  ----------------------------------------
                                             Amount         % of pre-tax              Amount          % of pre-tax
                                                                 Loss                                      Loss
                                      --------------------- --------------- ------------------------ ---------------
Benefit for income tax at
 federal statutory rate                  $   3,374,793            34.0%           $   668,162             34.0%
Non-deductible expenses                      (357,007)           (3.6)%             (303,665)           (15.5)%
Acquired NOL and other                               -                -               393,054             20.0%
Increase in valuation allowance            (3,017,786)          (30.4)%             (757,551)           (38.5)%
                                      --------------------- --------------- ------------------------ ---------------
                                         $           -             0.0%           $         -              0.0%
                                      ===================== =============== ======================== ===============

         The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

         At June 30, 2001, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $8.0 million of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2020 and could be subject to limitations if significant ownership changes occur in the Company. Of the $8.2 million of unused net operating losses noted above, approximately $1.1 million relates to losses incurred by the Company's subsidiaries, Atomic Soccer and EdgeAudio. In fiscal years prior to June 30, 2000, Atomic Soccer and EdgeAudio did not file their tax returns on a consolidated basis with the Company. Accordingly, the $1.1 million loss incurred by Atomic Soccer and EdgeAudio is further subject to separate limitations that restrict the ability of the Company to use such losses.


NOTE 14 -- PURCHASED IN PROCESS RESEARCH AND DEVELOPMENT

         Purchased in process research and development (IPR&D) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $633,000 were recorded during fiscal 2000 as part of the allocation of the purchase price related to the acquisition of Kronos.

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

         The allocation of the purchase price of Kronos Air Technologies resulted in the recording of an IPR&D charge of $633,000, which has been included in the Kronos Air Technologies segment. Projects associated with the Kronos(TM) technology acquired include development of the technology and development of devices incorporating the Kronos(TM) technology in a full range of automotive, military, hospital/medical clinic, medical equipment, hotel, and home applications. These projects were approximately 40 percent complete, with expected completion in years 2000 through 2004.


NOTE 15 - DISCONTINUED OPERATIONS

         In early January 2001, management committed to a formal plan of action to sell or otherwise dispose of Atomic Soccer. Agreement was reached with a buyer group, that included current and former Atomic Soccer management, to sell them the outstanding shares of common stock of Atomic Soccer for $1,000. The transaction was effective on April 11, 2001. On September 14, 2001 the board approved a formal plan of action to sell or otherwise dispose of EdgeAudio. The Company has accrued $150,000 for anticipated operating loses during the phase-out period. As a result, both Atomic Soccer and EdgeAudio are included in the financial statements as discontinued operations.

         The Company's audited consolidated financial statements for all periods have been reclassified to report separately results of operations and operating cash flows from continuing operations and the discontinued operations. The net revenues are included in the financial statements under Net Income (Loss) from Discontinued Operations. The assets and liabilities of EdgeAudio and Atomic Soccer at June 30, 2000 are included in the balance sheet under Net Assets of Discontinued Operations and the assets and liabilities of EdgeAudio at June 30, 2001 are included in Net Liabilities of Discontinued Operations. Net assets of discontinued operations at June 30, and operating results of discontinued operations for the year ended June 30, are as follows:

                                    Net Assets (Liabilities) of Discontinued Operations
                                                2001                                             2000
                           ----------------------------------------------- --------------------------------------------------
                            Atomic Soccer    Edge Audio        Total       Atomic Soccer    Edge Audio          Total
                           --------------- ---------------- -------------- -------------- -------------- --------------------
Current Assets                     $    -      $   294,100    $    294,100   $   739,057   $    24,192        $   763,249
Net Property and Equip                  -           48,835          48,835        66,458        25,090             91,548
Goodwill                                -               -               -      2,617,826     2,554,052          5,171,878
Current Liabilities                     -        (464,788)       (464,788)    (1,258,853)      (88,592)        (1,347,445)
Notes payable                           -                -               -      (176,342)            -           (176,342)
Minority interest                       -        (545,697)       (545,697)             -             -                  -
                           --------------- ---------------- -------------- -------------- -------------- ---------------------
Net Assets (Liabilities)
of discontinued operations         $    -      $ (667,550)    $  (667,550)   $  1,988,146  $  2,514,742        $4,502,888
                           =============== ================ ============== =============== ============= =====================

                  Operating Results of Discontinued Operations

                                               2001                                              2000
                         ----------------------------------------------- ------------------------------------------------
                          Atomic Soccer    Edge Audio          Total       Atomic Soccer    Edge Audio        Total
                         --------------- -------------- ---------------- ---------------- -------------- ----------------
Sales                       $ 714,464    $    757,100     $   1,471,564     $  292,889      $   13,182     $    306,071
Cost of sales               (512,282)       (381,341)         (893,623)      (248,773)         (7,820)        (256,593)
Depn and amort              (215,398)       (270,071)         (485,469)       (98,138)        (43,289)        (141,427)
General and Admin           (369,058)     (1,107,041)       (1,476,099)      (261,600)       (184,255)        (445,855)
                         --------------- -------------- ---------------- ---------------- -------------- ----------------
Operating income (loss)     (382,274)     (1,001,353)       (1,383,627)      (315,622)       (222,182)        (537,804)
Other Income                      735       (239,858)         (239,123)              -              -                -
Interest expense             (69,232)        (14,968)          (84,200)       (41,784)              -          (41,784)
Provision for asset
  impairment                       -      (2,294,316)       (2,294,316)             -               -                -
Minority interest                  -          154,303           154,303             -               -                -
                         --------------- -------------- ---------------- ---------------- -------------- ----------------
Income (Loss) pre-tax       (450,771)     (3,396,192)       (3,846,963)      (357,406)       (222,182)        (579,588)
Income taxes (benefits)             -               -                 -                                               -
                         --------------- -------------- ---------------- ---------------- -------------- ----------------
Loss from disc'd ops       $(450,771)    $(3,396,192)     $ (3,846,963)     $(357,406)      $(222,182)     $  (579,588)
                         =============== ============== ================ ================ ============== ================


NOTE 16 - STOCK OPTIONS

         The Company has no formal stock option plan but has offered as special compensation to certain officers, directors and third party consultants the granting of non-qualified options to purchase Company shares at the market price of such shares as of the option grant date. The options generally have terms of three to ten years. The Company granted non-qualified stock options totaling 1,557,075, 0, and 0 shares in the years ended June 30, 2001, 2000 and 1999, respectively.

         The Company has elected to follow APB No. 25; "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following range of assumptions for the year ended June 30, 2001:

                                                          2001
                                                ----------------------
                  Risk free interest rate           4.473% to 4.888%
                  Expected dividend yield                  0%
                  Expected lives                     3 to 10 years
                  Expected volatility                    90.76%

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion the existing available models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

         Using the Black-Scholes option valuation model, the weighted average grant date fair value of options granted during the years ended June 30, 2001, 2000 and 1999 was $.65, $0, and $0 per option share, respectively.

         For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period.

         The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                               June 30,
                                ---------------------------------------------------------------------
                                         2001                     2000                    1999
                                ---------------------------------------------------------------------
                                                Pro                     Pro                     Pro
                                 Reported      Forma       Reported    Forma       Reported     Forma
                                ----------   ----------   ----------   ---------   ---------  -------
Net income (loss)               $  (9,866)   $ (10,642)   $  (1,965)   $ (1,965)   $    (52)  $  (52)
Earnings (loss) per Share:
         Basic                      (0.31)       (0.34)       (0.07)      (0.07)      (0.00)   (0.00)
         Diluted                    (0.31)       (0.34)       (0.07)      (0.07)      (0.00)   (0.00)

         A  summary  of  the  Company's   stock  option   activity  and  related
information for the years ended June 30, 2001, 2000 and 1999 is as follows (in thousands, except per share amounts):
                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                     Shares          Price
                                                   -------------   -----------
              Outstanding at June 30, 1998                     0      $      -
                   Granted  (1)                                0             -
                   Exercised                                   0             -
                   Cancelled                                   0             -
                                                   -------------    ----------
              Outstanding at June 30, 1999                     0             -
                   Granted                                     0             -
                   Exercised                                   0             -
                   Cancelled                                   0             -
                                                   -------------    ----------
              Outstanding at June 30, 2000                     0             -
                   Granted                                 1,557          0.89
                   Exercised                                   0             -
                   Cancelled                                   0             -
                                                   -------------    ----------
              Outstanding as June 30, 2001                 1,557      $   0.89
                                                       =========      ========

         A summary of options outstanding and exercisable at June 30, 2001 is as follows (in thousands, except per share amounts):

                                           Options Outstanding                       Options Exercisable
                             ------------------------------------------------  -------------------------------
                                                  Weighted        Weighted                         Weighted
                                                   Average         Average                          Average
             Range of                          Remaining Life     Exercise                         Exercise
          Exercise Prices        Options         (in years)         Price          Options           Price
        -------------------- -------------- ------------------ -------------- --------------- ----------------
          $0.71  -  $1.12          1,557             7.14          $   0.89         1,557            $  0.89



NOTE 17 - COMMITMENTS AND CONTINGENCIES

         Litigation. On February 2, 2001, we initiated, together with Kronos Air Technologies, legal proceedings in Clackamas County, Oregon against W. Alan
Thompson, Ingrid T. Fuhriman, and Robert L. Fuhriman II, each of whom were formerly executive officers and members of the Board of Directors of Kronos Air Technologies. This suit alleges, among other things, breach of fiduciary duties and breach of contract by these individuals, and seeks, among other things, an order from the court referring the dispute to arbitration in accordance with the terms of these individuals' respective employment agreements, which were terminated by us on January 30, 2001, and other appropriate equitable relief. Arbitration has been ordered and the arbitrators selected. The Company has agreed to arbitration proceedings in the state of Washington. The parties are in the process of exchanging and complying with requests for discovery.

         EdgeAudio "Earn-out" provision. Part of the consideration given by the Company for EdgeAudio is related to an earn-out provision in which the Company would award $3.75 million of additional common stock of the Company as EdgeAudio achieves stipulated revenue milestones over a five year period commencing on May 4, 2000. The earn out provides five cumulative gross revenue milestones that range between $1,764,271 and $22,187,203. Upon achieving each milestone, an additional $750,000 of TSET common stock will be issued. The share conversion is to be based on an average of the closing price of the shares for the five trading days immediately preceding the date that the revenue milestone is achieved. Through June 30, 2001, EdgeAudio has not achieved any of these milestones.

         Placement agent fee. We have engaged Dutchess Advisors Ltd. to act as our placement agent in connection with the Fusion Capital equity line of credit. We will pay to Dutchess Advisors Ltd. a one-time cash fee equal to $75,000 once we have received $575,000 under the common stock purchase agreement with Fusion Capital.

         Income taxes. The company is delinquent in filing its 1997 through 2000 federal and state income tax returns. When filed, these returns could be subject to review and potential examination by the respective taxing authorities. Should any of these returns come under examination by federal or state authorities, the Company's positions on certain income tax issues could be challenged. The impact, if any, of the potential future examination cannot be determined at this time. If the Company's positions are successfully challenged, the results may have a material impact on the Company's financial position and results of operations.


NOTE 18 - SEGMENTS OF BUSINESS

         The Company operates principally in one segment of business: The Kronos segment licenses, manufactures and distributes air movement and purification devices utilizing the Kronos(TM) technology. All other segments have been disposed of or discontinued. Although there are future plans for expansion into foreign markets, in the year ended June 30, 2001, the Company operated only in the U.S.


NOTE 19 - SUBSEQUENT EVENTS

         On July 2, 2001, we signed an agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group will work with the Kronos Air Technologies team to fully develop and capitalize on the KronosTM technology

         The Eagle Rock Group will work to augment and enhance our efforts in the following areas (i) capital raising and allocation, (ii) strategic partner introduction and evaluation, (iii) distribution channel development, (iv) product focus and brand development, (v) human resource placement, and (vi) capital market introduction and awareness.

         We issued to The Eagle Rock Group a ten-year warrant granting them the right to purchase 1,400,000 shares of our common stock at an exercise price of $0.68 per share. The shares underlying the warrant have piggy-back and demand registration rights, as well as subscription rights in the event that we issue any rights to all of our stockholders to subscribe for shares of our common stock. In addition, the warrant contains redemption rights in the event that we enter into a transaction that results in a change of control of our company. During the quarter ending September 30, 2001, the Company will recognize a consulting expense and an associated liability of $837,200 as a result of the issuance of the warrants. The Company will not recognize shareholder equity from this transaction until the warrants are exercised.

         On July 7, 2001, we entered into a mutual release and settlement agreement with Foster & Price and Alex D. Saenz, pursuant to which our company, Foster & Price and Mr. Saenz mutually and fully released each other from all related claims and counterclaims and agreed to the dismissal of the litigation initiated by us against Foster & Price on January 13, 2000. The settlement agreement does not contain any admission of liability or fault by any party. The parties also agreed, among other things, to not institute any future litigation relating to the term sheet of the previous relationship. As settlement consideration, we have agreed to deliver to Foster & Price and Mr. Saenz, collectively, a total of 375,000 shares of our common stock. Foster & Price and Mr. Saenz have agreed to time restrictions on the sale of these shares. Foster & Price and Mr. Saenz have agreed to certain confidential provisions and to indemnify us against claims arising out of any dispute between Foster & Price and Mr. Saenz relating to any allocation of shares between them as well as claims brought by persons who are not parties to the settlement agreement.

         As a result of the mutual release and settlement, the Company recognized $213,750 of settlement expenses subsequent to year-end. The amount of the settlement expense was determined based upon the market value of the 375,000 shares on the date of settlement.

         On July 20, 2001, James P. McDermott accepted an appointment as a director of the Company. His annual compensation will be 50,000 shares of common stock of the Company. Mr. McDermott is Managing Director of The Eagle Rock Group.

         In September, 2001, the Company determined that a 1999 employment agreement between the Company and its Chief Executive Officer was not properly executed under the laws of the State of Nevada (the state of incorporation.) As a result, the Company has determined that the employment agreement was null and void from its inception. In October 2001, Jeffrey D. Wilson resigned as the Company's Chairman of the Board and Chief Executive Officer. Mr. Wilson remains as a director of the Company.


NOTE 20 - RELATED PARTIES

         The Company has consulting agreements with certain members of the board of directors who are acting officers of the Company. The agreements provide for cash and equity compensation per hour of service provided. At June 30, 2001, the Company had accrued cash compensation under these agreements of $255,400 and had granted options to acquire 354,600 shares at an exercise price of $0.96 per share.


NOTE 21 - QUARTERLY RESULTS (UNAUDITED)

         The Company was inactive from the time that it discontinued operations in 1996 until the time it was reactivated in mid-1999 and from inception through June 30, 2000 it had no significant revenues from operations. Therefore, the unaudited results of operations by quarter for the year ended June 30, 1999 are not disclosed. The following is a summary of unaudited results of continuing operations for the years ended June 30, 2000 and 2001:

                                                            Gross               Net            Net loss Per
         Fiscal Year Ended                  Sales           Profit             (Loss)          common share
         June 30, 2000:                 --------------  ---------------- ------------------  ---------------
         First Quarter                   $           0    $           0     $      (48,841)     $        0.00
         Second Quarter                              0                0            (48,679)              0.00
         Third Quarter,
           as previously reported                    0                0           (675,185)            (0.03)
         Effect of Restatement                       0                0             519,400              0.02
                                         -------------    -------------     ---------------     -------------
         Third Quarter Restated                      0                0           (155,785)            (0.01)
         Fourth Quarter,
           as previously reported                    0                0         (1,505,366)            (0.06)
         Effect of Restatement                       0                0             373,076              0.01
                                         -------------    -------------     ---------------     -------------
         Fourth Quarter Restated                     0                0         (1,132,290)            (0.05)

         Fiscal Year Ended
         June 30, 2001:
         First Quarter                   $           0    $           0     $     (533,126)     $      (0.02)
         Second Quarter                              0                0           (939,302)            (0.03)
         Third Quarter                               0                0           (673,967)            (0.02)
         Fourth Quarter                         95,000           32,500         (1,426,163)            (0.04)



NOTE 22 - FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter of fiscal 2001, the Company determined that its investment in EdgeAudio was impaired. The Company recognized $2.3 million as an impairment loss. Also during the fourth quarter of 2001, the Company determined that its investment in CDI was impaired. The Company recognized $273,000 as an impairment loss.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During fiscal 2000, we changed our independent accountants from Randy Simpson, C.P.A., P.C. to Grant Thornton LLP. There were no disagreements with Randy Simpson, C.P.A., P.C. on any accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers and their ages as of October 10, 2001, are as follows:

NAME                             AGE          POSITION
----                             ---          --------
Jeffrey D. Wilson                46           Director
Charles D. Strang                79           Director
Richard F. Tusing                44           Director
Daniel R. Dwight                 41           Director
Richard A. Papworth              43           Director; Chief Financial Officer,
                                              Secretary, and
                                              Treasurer
Erik W. Black                    31           Director; Executive Vice President
James P. McDermott               39           Director

         JEFFREY D. WILSON, 46, was appointed Chairman of the Board of Directors and Chief Executive Officer of TSET in April 1999. On October 10, 2001, Mr. Wilson resigned as Chairman of the Board of Directors and Chief Executive Officer of TSET, as well as Chairman of the Board of Directors of Kronos Air Technologies and EdgeAudio, respectively, pursuant to a mutual agreement between TSET and Mr. Wilson. Mr. Wilson remains a director of TSET. Mr. Wilson has had extensive international transactions experience in Asia, Europe, Latin America, Africa, and the U.S., having represented clients in a wide range of joint venture, corporate finance, public and private securities, regulatory, asset acquisition, licensing, investment, technology, mergers and acquisitions, leveraged buy-out, and other transactions, and has assisted clients in gaining access to foreign markets and in government lobbying activities. Mr. Wilson served as Chairman of the Board of Directors of Kronos Air Technologies and Atomic Soccer since March 2000; Mr. Wilson resigned as Chairman of Atomic Soccer in November 2000. From 1992-1999, Mr. Wilson maintained a private international consulting practice for select clients and engaged in entrepreneurial ventures. From 1990-1992, he served as international legal advisor for GGS Co., Ltd., a Tokyo-based Japanese investment company (and including its Hong Kong, Australian, Canadian, and U.S. affiliates), having primary responsibility for its international projects. From 1982-1990, he engaged in the private practice of law. Mr. Wilson received a B.A. from Brigham Young University in 1979 and a J.D. from the University of Kansas in 1982, where he was also associate editor of the KANSAS LAW REVIEW and President of the International Law Society. Mr. Wilson speaks Japanese fluently.

         CHARLES D. STRANG, 79, has served as a Director of TSET since September 2000 and as a Director of Kronos Air Technologies since January 2001. Mr. Strang was named National Commissioner of NASCAR (National Association for Stock Car Racing) in 1998 and continues to serve in that capacity. In 1989 Mr. Strang received President Bush's American Vocation Success Award; in 1992 was elected to the Hall of Fame of the National Marine Manufacturers Association; in 1990 was awarded the Medal of Honor of the Union for International Motorboating; and is a life member of the Society of Automotive Engineers. He also currently serves as a Director of the American Power Boat Association (the U.S. governing body for powerboat racing) and Senior Vice-President of the Union for International Motorboating (the world governing body for powerboat racing, with approximately 60 member nations). He joined Outboard Marine Corporation as Director of Marine Engineering in 1966, and retired as Chief Executive Officer in 1990 and as Chairman in 1993 after a more than 40-year career in the marine industry. Mr. Strang retired as a Director of Outboard Marine Corporation in 1996 and has been retired since that time. Mr. Strang's accomplishments during this period include the invention of the modern-day stern-drive (inboard/outboard) power system, the evolution of high horsepower outboard motors, dozens of patents in the field of engine design, marine propulsion devices, and powerboats, and the movement of the marine industry to vertically integrate engine manufacturers with boat builders; these efforts have accelerated the consolidation of the marine industry and the trend to "packaged" boat and motor marketing. Under his leadership, Outboard Marine Corporation was transformed into a vertically-integrated producer of complete, factory-rigged and -powered boats; his engineering and management leadership has had a lasting, substantial influence on the marine industry. Mr. Strang graduated with a degree in mechanical engineering from Polytechnic University in 1943 and worked for several years in the aerospace industry (including research and testing projects on aircraft engines) and served on the mechanical engineering staff of

Massachusetts Institute of Technology. He spent 13 years with Kiekhaefer Corporation (manufacturer of Mercury outboard motors), rising from Director of Research to Executive Vice-President, and was also proprietor of U.S. Executives, Inc., a management consulting firm, and Hydro-Mechanical Development, an engineering firm.

         RICHARD F. TUSING, 44, has served as a Director of TSET since October 2000 and as a Director of Kronos Air Technologies since January 2001. Mr. Tusing has had extensive experience in developing new enterprises, negotiating the licensing of intellectual property rights, and managing technical and financial organizations, and has more than 20 years of business development, operations, and consulting experience in the technology and telecommunications industries. He has spent four years in executive management with several emerging technology companies, 14 years in various managerial and executive positions with MCI Communications Corporation, and three additional years in managerial consulting. While acting as an independent management consultant from 1996 to the present, Mr. Tusing's experience with emerging technology companies includes serving as Chief Executive Officer and Chief Technology Officer for Avalon Media Group (a turnkey advertising services company); primary responsibility for technology planning, licensing, and strategic technology architecture relationships for ICU, Inc. (a mobile video conferencing company); and Executive Vice-President, Chief Technology Officer, and Director of Entertainment Made Convenient (Emc3) International, Inc. (a video and data downloading services company). Through his private consultancy, Mr. Tusing provides, among other things, managerial, financial planning, technical, and strategic planning services. From 1982-1996, Mr. Tusing held multiple managerial and executive positions with MCI
Communications Corporation. From 1994-1996, he served as MCI's Director of Strategy and Technology, managing MCI's emerging technologies division (having primary responsibility for evaluating, licensing, investing in, and acquiring third-party technologies deemed of strategic importance to MCI), and also oversaw the development of several early-stage and venture-backed software and hardware companies; in this capacity, Mr. Tusing managed more than 100 scientists and engineers developing state-of-the-art technologies. From 1992-1994, Mr. Tusing founded MCI Metro, MCI's entree into the local telephone services business and, as MCI Metro's Managing Director, managed telecommunications operations, developed financial and ordering systems, and led efforts in designing its marketing campaigns. From 1990-1992, he served as Director of Finance and Business Development for MCI's western region, overseeing $1,000,000,000 in annual revenue and a $90,000,000 operating budget. From 1982-1990, Mr. Tusing held other management and leadership positions within MCI, including service as MCI's Pacific Division's Regional Financial Controller, Manager of MCI's Western Region's Information Technology Division, and led MCI's National Corporate Financial Systems Development Organization. Mr. Tusing received B.S. degrees in business management and psychology from the University of Maryland in 1979.

         DANIEL R. DWIGHT, 41, has served as a Director of TSET since November 2000, and as a Director and Chief Executive Officer of Kronos Air Technologies since January 2001. He has extensive experience in private equity and operations in a wide variety of high growth and core industrial businesses. Mr. Dwight is currently an independent management consultant who provides business development, strategic consulting, financial planning, merchant banking, and operational execution services to a wide range of clients. Prior to starting his consulting practice, Mr. Dwight spent 17 years with General Electric including 10 years of operations, manufacturing, and business development experience with GE's industrial businesses, and seven years of international investment and private equity experience with GE Capital. He has had responsibility for over a $1 billion in merger and acquisition and private equity transactions at GE. Most recently, Mr. Dwight initiated GE Capital's entry in the Asia private equity market. Between 1995 and 1999, the Asian equity portfolio grew to include consolidations, leveraged buyouts, growth capital and minority investments in diverse industries, including information technology, telecommunications services, consumer products, services and distribution, and contract manufacturing. Mr. Dwight led deal teams with responsibility for the execution of transactions, monitoring of portfolio companies and realization of investments. Since 1982, Mr. Dwight has held other leadership positions domestically and internationally with GE Capital, as well as senior positions with GE Corporate Business Development (1989-1992) and GE Corporate Audit Staff (1984-1987). His responsibilities included identifying, analyzing and implementing reorganizations, restructurings, consolidating acquisitions, and divestitures of GE businesses. He also had responsibility for the development of new business ventures and commercialization of new technologies strategic to GE's industrial businesses. Mr. Dwight holds an MBA in Finance and Marketing with Honors from the University of Chicago in 1989 and a B.S. in Accounting with Honors from the University of Vermont in 1982.

         RICHARD A. PAPWORTH, 43, became a Director of TSET in June 2001, was appointed Chief Financial Officer of TSET in May 2000, and has served as a
Director, Chief Financial Officer, and Treasurer of Kronos Air Technologies since January 2001, and as Assistant Secretary of Kronos Air Technologies since December 2000. Mr. Papworth has had diverse finance, tax, and accounting experience in a range of industries, including real estate development/construction, software development, publishing, distribution, financial institutions, and investment companies. From 1997-2000, he was Vice-President and Controller of the U.S. and European operations of Wilshire Financial Services Group, a Portland, Oregon-based publicly held specialty loan servicing and investment company with more than $2 billion under management. In this capacity, Mr. Papworth was responsible for accounting and control system, financial reporting and analysis, and business decision support for the worldwide organization. From 1996-97, he was Chief Financial Officer of First Bank of Beverly Hills, a $550 million banking subsidiary of WFSG. From 1995-96, Mr. Papworth was Treasurer for Maintenance Warehouse America Corporation in which capacity he successfully negotiated more than $50 million of real estate and working capital financing, and was responsible for management of Maintenance Warehouse America Corporation's insurance program and tax compliance. From 1994-95, he maintained a private management and finance consulting practice for select clients. From 1989-94, Mr. Papworth worked for Morrison Homes, the U.S. home building division of U.K.-based George Wimpey Plc., during which period he held various positions including Chief Financial Officer, Treasurer, and Assistant Treasurer. From 1985-89, he engaged in tax consulting with Deloitte and Touche, a Big Five accounting firm. He received a B.S. in accounting (with minors in business, economics, and Spanish) and a Macc (Masters of Accountancy) with emphasis in tax law, from Brigham Young University in 1984. Mr. Papworth became licensed as a certified public accountant in the State of California in 1987. Mr. Papworth speaks Spanish fluently.

         ERIK W. BLACK, 31, became a Director of TSET in June 2001, was appointed Executive Vice-President - Business Development of TSET in May 2000, and also served as Chairman of the Board of Directors of Atomic Soccer from November 2000 until the sale of Atomic Soccer in April 2001. Before joining TSET, Mr. Black served from 1997-2000 as a business and corporate strategy consultant to the office of the Chairman on Funding Selection, Inc., an investment banking and mergers and acquisitions company. He also developed, launched, and managed GI Bill Express.com LLP from February 1999 until its acquisition by Military.com in April 2000. Mr. Black has also worked as an e-business associate consultant for IBM Global Services in Phoenix, Arizona, from March 1999 until April 2000. In addition, Mr. Black was the sole proprietor of E.B. Web Designs, an Internet development services and consulting company founded in 1998. Mr. Black worked as the communications coordinator for the Synthetic Organic Chemical Manufacturers Association in Washington, D.C. from 1996-97 and as an associate consultant for Robert Charles Lesser & Co., a real estate consulting firm, from 1995-96. He received an M.B.A. and a Masters of Information Management degrees from Arizona State University in 2000 (where he received the ASU MBA Kiplinger Foundation Prize for outstanding scholarship, service, and contribution, and served as Vice-President - communications of the ASU MBA Student Body Association in 1999-2000), a Global Leadership Certificate from Thunderbird - The American Graduate School of International Management in 2000, and a B.A. from Pomona College in 1995, where he graduated magna cum laude and was elected to Phi Beta Kappa. Mr. Black speaks Russian fluently.

         JAMES P. MCDERMOTT, 39, became a Director of TSET in July 2001. Mr. McDermott has over 17 years of financial and operational problem-solving experience. From 1992 through 2000, Mr. McDermott held various managerial and executive positions with PennCorp Financial Group, Inc. and its affiliates. From 1998 through 2000, Mr. McDermott was Executive Vice-President and Chief Financial Officer of PennCorp Financial Group. While serving in this position, Mr. McDermott was one-third of the executive management team that was responsible for developing and implementing operational stabilization, debt reduction and recapitalization plans for the company. From 1995 through 1998, Mr. McDermott served as Senior Vice-President of PennCorp Financial Group. Mr. McDermott worked closely with the Audit Committee of the Board of Directors on evaluating the PennCorp's accounting and actuarial practices. In addition, Mr. McDermott was responsible for developing a corporate-wide technology management program resulting in technology convergence and cost savings to the company's technology budget. From 1994 through 1998, Mr. McDermott was a principal in Knightsbridge Capital Fund I, LP, a $92 million investment fund specializing in leverage-equity acquisitions of insurance and insurance-related businesses. Mr. McDermott was also the founding Chairman of the e-business Internet service provider, Kivex.com, and a senior manager of one of the world's leading public accounting firms, KPMG. Mr. McDermott received a B.S. Degree in Business Administration from the University of Wisconsin, Madison.

DIRECTORS

         Our Board of Directors consists of eight seats. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Four of our current directors were reelected at our annual meeting of stockholders held on December 15, 2000, and two additional directors were appointed in June 2001. One vacancy currently exists on the Board of Directors as of the date of this filing. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors. Richard
A. Papworth, our Chief Financial Officer, Secretary, and Treasurer, and Erik W. Black, our Executive Vice-President - Business Development, are also executive officers of TSET. James P. McDermott, a principal of The Eagle Rock Group, LLC, was nominated to our Board of Directors in July 2001.


ADVISORY BOARD

         We established an Advisory Board in July 2001 to assist management in the development of long-range business plans for our Company. Currently, William Poster is the sole Advisory Board Member. Mr. Poster is a seasoned entrepreneur with a successful track record as a founder of several businesses spanning five continents. Mr. Poster has experience in developing business opportunities in the United States, Europe, Asia and the Middle East. Mr. Poster recently stepped down as President of Computer Systems & Communications Corporation, a wholly-owned subsidiary of General Dynamics. Computer Systems & Communications Corporation is a cutting-edge communications and technology company that Mr. Poster founded and later sold to General Dynamics.

         We will continue to evaluate additional potential candidates for our Advisory Board.


COMMITTEES

         On September 11, 2001, the Board of Directors established a Compensation Committee consisting of two independent members of the Board of Directors. The Compensation Committee and Chairman will be designated annually by the Board of Directors. The Compensation Committee is charged with reviewing and making recommendations concerning TSET's general compensation strategy, reviewing salaries for officers, reviewing employee benefit plans, and administering TSET's stock incentive plan, once adopted or implemented.


COMPENSATION OF DIRECTORS

         CASH COMPENSATION. Our Bylaws provide that, by resolution of the Board of Directors, each director may be reimbursed his expenses of attendance at meetings of the Board of Directors; likewise, each director may be paid a fixed sum or receive a stated salary as a director. As of the date of this prospectus, no director receives any salary or other form of cash compensation for such service. No director is precluded from serving our Company in any other capacity and receiving compensation from us in connection therewith.

         SHARE-BASED COMPENSATION. Each director is entitled to receive annually 50,000 restricted shares of our common stock, either granted as shares or in the form of fully-vested options, as compensation for their services as members of our Board of Directors. The Chairman of our Board of Directors is entitled to receive annually an additional 50,000 shares of our common stock, either granted as shares or in the form of fully-vested options, as compensation for his services as Chairman of our Board of Directors. As of the date of this prospectus, Messrs. Wilson and Strang have been granted 200,000 and 50,000 options, respectively as compensation for Mr. Wilson's services as Chairman of our Board of Directors and Mr. Strang's services as a member of our Board of Directors. Messrs. Tusing and Dwight have each been granted 50,000 shares of our common stock as compensation for their services as members of our Board of Directors.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth compensation for the fiscal year ended June 30, 2001 for our executive officers:

                                               SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                                   LONG-TERM COMPENSATION
                           -------------------------------------------------  -----------------------------------------------------
                                                                                          AWARDS                      PAYOUTS
                                                                              -----------------------------------------------------
                                                                               RESTRICTED     SECURITIES                    ALL
                                                                  OTHER           STOCK       UNDERLYING       LTIP        OTHER
                                       SALARY      BONUS       COMPENSATION      AWARDS      OPTIONS/SAR'S   PAYOUTS   COMPENSATION
NAME AND PRINCIPAL          YEAR         $           $              $               $              #            $             $
FISCAL POSITION
(A)                         (B)         (C)         (D)            (E)             (F)            (G)          (H)           (I)
------------------------- --------- ----------- ----------- ----------------- ------------ --------------- ---------- -------------
Jeffrey D. Wilson,             2001     180,000          --            12,000           --       600,000(2)        --            --
    Chairman of the            2000  155,000(3)   30,000(4)          2,670(5)   700,000(6)          700,000        --            --
    Board of Directors         1999   25,000(3)          --                --      300,000               --        --            --
    and Chief
    Executive
    Officer(1)


Richard A. Papworth,           2001     120,000          --             2,000           --       448,475(8)        --            --
    Chief Financial            2000   10,000(7)          --                --    50,000(9)               --        --            --
    Officer                    1999          --          --                --           --               --        --            --



Erik W. Black,                 2001     100,000          --             6,000           --       50,000(10)        --            --
    Executive Vice             2000   4,167(11)          --         4,500(12)           --               --        --            --
    President -                1999          --          --                --           --               --        --            --
    Business
    Development

--------------------

(1) Effective October 10, 2001, Mr. Wilson resigned as Chairman of the Board of Directors and Chief Executive Officer of TSET pursuant to a mutual agreement between TSET and Mr. Wilson.

(2) Mr. Wilson was granted 350,000 options pursuant to a letter agreement dated April 10, 2001 amending Mr. Wilson's employment agreement, dated April 16, 1999. 125,000 options were fully vested as of April 10, 2001 and the remaining 225,000 options were to vest upon the achievement of certain performance objectives. The exercise price was equal to $0.885 per share, which was the closing price of our Company's common stock as quoted on the Over-the-Counter Bulletin Board on April 9, 2001. TSET has determined that the options to purchase 350,000 shares of common stock granted to Mr. Wilson pursuant to the letter agreement are void as of April 10, 2001, the effective date of the letter agreement. Mr. Wilson was granted 50,000 options on April 9, 2001. These options are fully vested and the exercise price is equal to $0.885 per share. In addition, Mr. Wilson, was granted 200,000 options on May 3, 2001, in connection with his service as Chairman of the Board of Directors in 1999 and 2000. These options are fully vested and the exercise price is equal to $0.71 per share.

(3) Mr. Wilson's 1999 salary of $25,000 consisted of two months at $12,500. Mr. Wilson's 2000 salary of $155,000 consisted of ten months at $12,500 and two months at $15,000. Mr. Wilson deferred all salary during fiscal years 1999 and 2000 and was entitled to receive 12%
         annual interest on all deferred amounts. Pursuant to an agreement between TSET and Mr. Wilson effective October 10, 2001, TSET issued a promissory note in the amount of $350,000 and will pay $30,000 in cash within sixty days of October 15, 2001, which represents all of Mr. Wilson's accrued salary, bonus and interest. In addition, TSET will also pay Mr. Wilson his unpaid reimbursable expenses.

4) Under the terms of his employment agreement, Mr. Wilson was to receive a cash bonus of $30,000 on or before May 1, 2000; however, Mr. Wilson deferred his cash bonus during fiscal year 2000 and was entitled to receive 12% annual interest on all deferred compensation. Pursuant to an agreement between TSET and Mr. Wilson dated October 10, 2001, TSET issued a promissory note in the amount of $350,000 and will pay $30,000 in cash within sixty days of October 15, 2001, which represents all of Mr. Wilson's accrued salary, bonus and interest. In addition, TSET will pay Mr. Wilson his unpaid reimbursable expenses.

(5) Mr. Wilson was entitled to an automobile allowance of $1,000 per month, of which $2,670 was received in fiscal year 2000.

(6) As a signing bonus to his employment agreement, Mr. Wilson's nominee, The Pangaea Group LLC, received 1,000,000 restricted shares of our common stock. Such stock vested at a rate of 100,000 shares per month over a 10-month period; 700,000 shares vested during fiscal year 2000. The $700,000 value was obtained by multiplying the vested shares with the closing market price of our unrestricted common stock ($1.00 per share) on the date such shares were granted (April 20, 1999).
         Notwithstanding the above calculation, we expensed such stock transaction at a value of $300,000, or $0.30 per share. TSET has determined that the issuance of the 1,000,000 shares of common stock is void as of April 16, 1999, the effective date of Mr. Wilson's employment agreement.

(7)      Mr. Papworth  joined  our  Company  in  May 2000.  He   is  compensated
         $120,000  annually.

(8) Mr. Papworth was granted an option to purchase 398,475 restricted shares of our common stock pursuant to a letter agreement dated April 10, 2001 amending Mr. Papworth's employment agreement, dated May 19, 2000. The options were fully vested as of April 10, 2001 and the exercise price is equal to $0.885 per share, which was the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on April 9, 2001. In addition, Mr. Papworth was granted 50,000 options on April 9, 2001. These options are fully vested and the exercise price is equal to $0.885 per share.

(9) As a signing bonus to his employment agreement, Mr. Papworth received 14,815 restricted shares of our common stock. The $50,000 value is determined by multiplying the number of such shares with the closing market price of our Company's unrestricted common stock ($3.374 per share) on the date such shares were granted (May 19, 2000).

(10) Mr. Black was granted 50,000 options on April 9, 2001. These options are fully vested and the exercise price is equal to $0.885 per share.

(11) Mr. Black joined our Company in May 2000. He is compensated $100,000 annually, of which $4,167 was received in fiscal year 2000.

(12) Mr. Black is entitled to an automobile allowance of $500 per month, and a one-time relocation allowance of $5,000, of which $4,500 was received in fiscal year 2000.

                                                AGGREGATED OPTIONS/SAR EXERCISES
                                                     IN LAST FISCAL YEAR AND
                                              FISCAL YEAR END OPTIONS/SAR VALUES(1)

                                                                          NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                       SHARES                            UNDERLYING UNEXERCISED        IN-THE-MONEY
                                    ACQUIRED ON             VALUE           OPTIONS/SAR'S AT         OPTIONS/SAR'S AT
             NAME                     EXERCISE          REALIZED ($)       FISCAL YEAR END(1)       FISCAL YEAR END(2)
-------------------------------- ------------------ ------------------ -------------------------- -----------------------
Jeffrey D. Wilson                        -0-                -0-          Exercisable:   375,000(4)            $0
Chairman of the Board of                                                 Unexercisable: 225,000(4)            $0
Directors and
Chief Executive Officer(3)

Richard A. Papworth                      -0-                -0-          Exercisable:     448,475             $0
Chief Financial Officer                                                  Unexercisable:         0             $0

Erik W. Black                            -0-                -0-          Exercisable:      50,000             $0
Vice-President                                                           Unexercisable:         0             $0
Business Development

---------------------------------

(1) These grants represent options to purchase common stock. No SAR's have been granted.


(2) The value of the unexercised in-the-money options were calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options as of June 30, 2001.


(3) Effective October 10, 2001, Mr. Wilson resigned as Chairman of the Board of Directors and Chief Executive Officer of TSET pursuant to a mutual agreement between TSET and Mr. Wilson.


(4) TSET has determined that the options to purchase 350,000 shares of common stock granted to Mr. Wilson pursuant to the Letter Agreement dated April 10, 2001 are void as of the April 10, 2001, the effective date of the Letter Agreement. Of these options to purchase 350,000 shares of common stock, options to purchase 125,000 shares of common stock were exercisable at fiscal year end 2001 and 225,000 options were unexercisable at fiscal year end 2001.



                                                    OPTION/SAR GRANTS TABLE

                                                           % TOTAL
                                 NO. OF SECURITIES       OPTIONS/SAR'S
                                    UNDERLYING            GRANTED TO
                                   OPTIONS/SAR'S       EMPLOYEES IN FISCAL    EXERCISE OR BASE PRICE
             NAME                   GRANTED (#)            YEAR (%)               ($ PER SHARE)          EXPIRATION DATE
------------------------------ -------------------- ----------------------- ------------------------- ---------------------
Jeffrey D. Wilson                     50,000                   4.6%                   $0.885              April 9, 2006
Chairman of the Board of          350,000(2)                  31.9%                   $0.885              April 9, 2011
Directors and                        200,000                   1.8%                   $0.710                May 3, 2011
Chief Executive Officer(1)

Richard A. Papworth                   50,000                   4.6%                   $0.885              April 9, 2006
Chief Financial Officer              398,475                  36.3%                   $0.885              April 9, 2011

Erik W. Black                         50,000                   4.6%                   $0.885              April 9, 2006
Vice-President
Business Development

---------------------------------
(1) Effective October 10, 2001, Mr. Wilson resigned as Chairman of the Board of Directors and Chief Executive Officer of TSET pursuant to a mutual agreement between TSET and Mr. Wilson.


(2) TSET has determined that the options to purchase 350,000 shares of common stock granted to Mr. Wilson pursuant to the Letter Agreement dated April 10, 2001 are void as of April 10, 2001, the effective date of the Letter Agreement.



STOCK OPTION PLANS

         As of the date of this filing, we have not adopted or implemented any stock option plan.

EMPLOYMENT AGREEMENTS

         The Employment Agreement of Jeffrey D. Wilson, our Chairman and Chief Executive Officer, is effective as of April 20, 1999 and continues for an
"evergreen" term of five years unless Mr. Wilson provides at least 60 days' prior written notice of his resignation. Such agreement provides for base cash compensation during the first 12-month period in the amount of $12,500 per month, plus a cash bonus in the amount of $30,000 to be paid in one lump sum on or before May 1, 2000. During the second 12-month period, Mr. Wilson's base cash compensation increases to $15,000 per month, and during the third 12-month period such base cash compensation increases to $20,000 per month. Mr. Wilson has deferred all cash and bonus compensation from April 1999 through August 2000; however, commencing in September 2000, Mr. Wilson began receiving cash compensation in the amount of $17,500 per month, approved by the Board of Directors, in consideration of his previous deferral of such compensation. We are obligated to pay interest at the rate of 12% annually on all compensation deferred by Mr. Wilson until all such amounts have been paid in full. Mr. Wilson's nominee, The Pangaea Group, LLC, received a signing bonus of 100,000 fully vested and non-forfeitable restricted shares of our common stock; The Pangaea Group, LLC received an additional 900,000 restricted shares of our common stock, which vested at the rate of 100,000 shares per month over the 9-month period following Mr. Wilson's acceptance of the terms of his employment agreement. As of the date of this prospectus, all such shares are fully vested. Mr. Wilson will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment; however, as of the date of this prospectus, we have not adopted or implemented any such plans. Mr. Wilson has "piggyback" registration rights with respect to all restricted shares owned by him, as well as "demand" registration rights with respect thereto exercisable two times during each 5-year term of his employment. The cost of exercising such piggyback and demand registration rights shall be borne by us. As of the date of this prospectus, Mr. Wilson has not exercised such registration rights. Mr. Wilson is entitled to be indemnified, defended, and held harmless by us from and against any and all costs, losses, damages, penalties, fines, or expenses (including, without limitation, reasonable attorneys' fees, court costs, and associated expenses) suffered, imposed upon, or incurred by him in any manner in connection with his service as our Chairman and Chief Executive Officer.

         On April 10, 2001, we entered into a Letter Agreement with Mr. Wilson amending Mr. Wilson's Employment Agreement. Pursuant to the Letter Agreement, Mr. Wilson waived the anti-dilution provision of his Employment Agreement in consideration for options to purchase 350,000 shares of our restricted common stock. The option to purchase 125,000 shares of common stock was fully vested as of April 10, 2001 and the remaining 225,000 share option vests upon the achievement of certain performance objectives. The exercise price of these options is equal to $0.885 per share, which was the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on April 9, 2001.

         In September 2001, TSET determined that, among other things, our Board of Directors never validly approved Mr. Wilson's Employment Agreement. Accordingly, TSET has determined that Mr. Wilson's Employment Agreement and the Letter Agreement are null and void from their inception. As a consequence, TSET has determined that the issuance of 1,000,000 shares of common stock pursuant to Mr. Wilson's Employment Agreement and the grant of options to purchase 350,000 shares of common stock pursuant to the Letter Agreement are void as of the effective dates of the Employment Agreement and Letter Agreement, respectively, and that these shares of common stock and options are treated as if they were never issued or granted, as the case may be. Effective October 10, 2001, Mr. Wilson resigned as Chairman of the Board of Directors and Chief Executive Officer of TSET. Mr. Wilson remains as a director of TSET.


EMPLOYMENT AGREEMENTS WITH OTHER NAMED EXECUTIVE OFFICERS

         Richard A. Papworth, our Chief Financial Officer, has an Employment Agreement effective as of May 19, 2000, which continues for an "evergreen" term of two years, unless Mr. Papworth provides at least 90 days' prior written notice of his resignation. Mr. Papworth's Employment Agreement provides for base cash compensation in the amount of $10,000 per month, a signing bonus of $50,000 worth of fully vested and non-forfeitable restricted shares of our common stock, plus a year-end bonus payable in cash and additional shares, in a "blended" amount to be determined. Mr. Papworth will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment; however, as of the date of this prospectus, we have not adopted or implemented any such plans. Mr. Papworth is entitled to be indemnified, defended, and held harmless by us from and against any and all costs, losses, damages, penalties, fines, or expenses (including, without limitation, reasonable attorneys' fees, court costs, and associated expenses) suffered, imposed upon, or incurred by him in any manner in connection with his service as our Chief Financial Officer.

         On April 10, 2001, we entered into a Letter Agreement with Mr. Papworth amending Mr. Papworth's Employment Agreement. Pursuant to the Letter Agreement, Mr. Papworth waived the anti-dilution provision of his Employment Agreement in consideration for an option to purchase 398,475 shares of our restricted common stock. The option was fully vested as of April 10, 2001 and the exercise price is equal to $0.885 per share, which was the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on April 9, 2001.


EXECUTIVE SEVERANCE AGREEMENTS

         The Employment Agreement of Jeffrey D. Wilson, our Chairman and Chief Executive Officer, provides that upon the occurrence of any "change of control transaction" (as defined therein), any shares of our common stock to which Mr. Wilson is entitled through any directors' compensation, stock option, or other stock ownership plan shall immediately vest and, if such transaction results in termination of his employment, Mr. Wilson will be entitled to receive all the compensation and benefits of employment that he would have received for the full term of his employment but for such termination (i.e., given the 5-year "evergreen" term of his employment, Mr. Wilson would therefore receive five years' worth of such compensation), the immediate vesting of shares in any stock option or other stock ownership plan, and the immediate vesting of all matching contributions made by us in any 401(k), savings, profit-sharing, or other similar plan or benefit program (such entitlement also applies in the event of any termination of Mr. Wilson's employment for reasons other than certain "termination events" described in his Employment Agreement). For purposes of Mr. Wilson's Employment Agreement, a change in control transaction is defined as a merger, sale, share exchange, consolidation, change of control, or other acquisition of TSET. In September 2001, TSET determined determined that, among other things, our Board of Directors never validly approved Mr. Wilson's
Employment Agreement. Accordingly, TSET has determined that Mr. Wilson's Employment Agreement and the Letter Agreement are null and void from their inception. As a consequence, TSET has determined that the issuance of 1,000,000 shares of common stock pursuant to Mr. Wilson's Employment Agreement and the grant of options to purchase 350,000 shares of common stock pursuant to the Letter Agreement are void as of the effective dates of the Employment Agreement and Letter Agreement, respectively, and that these shares of common stock and options will be treated as if they were never issued or granted, as the case may be.

         The Employment Agreement of Richard A. Papworth, our Chief Financial Officer, provides that upon the occurrence of any transaction involving a change of control of TSET pursuant to which his employment is terminated, any shares of our common stock to which Mr. Papworth is entitled through any stock option or other stock ownership plan shall immediately vest and Mr. Papworth will be entitled to receive all the compensation and benefits of employment that he would have received for the full term of his employment but for such termination (i.e., given the 2-year "evergreen" term of his employment, Mr. Papworth would therefore receive two years' worth of such compensation), the immediate vesting of shares in any stock option or other stock ownership plan, and the immediate vesting of all matching contributions made by us in any 401(k), savings, profit-sharing, or other similar plan or benefit program.

         As of the date of this filing, we have not adopted any separate executive severance agreements.


COMPARATIVE STOCK PERFORMANCE

         The following table compares the performance of our common stock against the Russell 2000 and the Nasdaq Non-Financial Index for the period commencing on June 17, 1999 and ending on June 30, 2001.

         The table assumes that $100 was invested on June 17, 1999 and that dividends were reinvested.

                      COMPARISON OF CUMULATIVE TOTAL RETURN
                                AMONG TSET, INC.,
               THE RUSSELL 2000 AND THE NASDAQ NON-FINANCIAL INDEX
                                   JUNE 17,                 JUNE 30,
                                 -----------------------------------------------
                                     1999       1999        2000           2001
                                 -----------------------------------------------
TSET, Inc.                           $100       $91.67      $350.00       $96.00
Russell 2000                         $100      $103.35      $118.15      $118.92
Nasdaq Non-Financial Index           $100      $105.74      $163.61       $83.37

ITEM 12.  SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents certain information regarding the beneficial ownership of all shares of common stock at October 10, 2001 for each executive officer and director of our company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 33,643,695 common shares issued and outstanding at October 10, 2001 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at October 10, 2001 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

                                                           COMMON STOCK
                                                       BENEFICIALLY OWNED
                                               ---------------------------------
NAME AND ADDRESS                                       NUMBER            PERCENT
---------------------------------              ---------------------------------
Jeffrey D. Wilson                                  300,000(1)               0.9%
333 South State Street
PMB 111
Lake Oswego, OR 97034
Charles D. Strang                                  100,000(2)               0.3%
333 South State Street
PMB 111
Lake Oswego, OR 97034
Richard F. Tusing                                  352,600(3)               1.0%
333 South State Street
PMB 111
Lake Oswego, OR 97034
Daniel R. Dwight                                   345,800(4)               1.0%
333 South State Street
PMB 111
Lake Oswego, OR 97034
Richard A. Papworth                                463,290(5)               1.4%
333 South State Street
PMB 111
Lake Oswego, OR 97034
Erik W. Black                                      172,699(6)               0.5%
333 South State Street
PMB 111
Lake Oswego, OR 97034
All Officers and Directors of TSET               1,734,389(7)               4.9%


(1) Includes options to purchase 300,000 shares of common stock that can be acquired within sixty days of October 10, 2001.
(2) Includes options to purchase 100,000 shares of common stock that can be acquired within sixty days of October 10, 2001.
(3) Includes options to purchase 302,600 shares of common stock that can be acquired within sixty days of October 10, 2001.
(4) Includes options to purchase 295,800 shares of common stock that can be acquired within sixty days of October 10, 2001.
(5) Includes options to purchase 448,475 shares of common stock that can be acquired within sixty days of October 10, 2001.
(6) Includes options to purchase 50,000 shares of common stock that can be acquired within sixty days of October 10, 2001.
(7) Includes options to purchase 1,496,875 shares of common stock that can be acquired within sixty days of October 10, 2001.

         We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties. All ongoing and future transactions with such persons, including any loans or compensation to such persons, will be approved by a majority of disinterested members of the Board of Directors.

         In connection with his Employment Agreement, Jeffrey D. Wilson's nominee, The Pangaea Group LLC, received a signing bonus of 100,000 restricted shares of our common stock; such shares were fully vested and non-forfeitable upon issuance. In addition, The Pangaea Group LLC received an additional 900,000 restricted shares of our common stock, vesting at the rate of 100,000 shares per month over the 9-month period ended January 2000. In September 2001, TSET determined that, among other things, our Board of Directors never validly approved Mr. Wilson's Employment Agreement. Accordingly, TSET has determined that Mr. Wilson's Employment agreement is null and void from its inception. As a consequence, TSET has determined that the issuance of 1,000,000 shares of common stock pursuant to Mr. Wilson's Employment Agreement is void as of the effective date of the Employment Agreement, and that these shares of common stock are treated as if they were never issued.

         On August 11, 2000, we entered into a Finders Agreement with Richard F. Tusing and Daniel R. Dwight, pursuant to which Messrs. Tusing and Dwight will introduce us to prospective investors and brokers that would thereafter make similar introductions, and otherwise assist us in corporate finance matters. We approved the list of prospective investors and brokers provided by Messrs. Tusing and Dwight contemporaneously with the execution and delivery of the Finders Agreement. Under the Finders Agreement, we will pay to Messrs. Tusing and Dwight a finders fee equal to 1% of the total investment value realized from investors introduced by them that provide equity or debt capital to us. In the case of provision of equity or debt capital by investors introduced by brokers introduced by Messrs. Tusing and Dwight, the finders fee will be equal to 0.25% of the total investment value realized from such investors. We retain the right to negotiate the specific terms of any financing transaction arising out of any such introductions and are not obligated to accept any financing offered by any such investors or through any such brokers. Out-of-pocket expenses incurred by Messrs. Tusing and Dwight in connection with provision of their services under the Finders Agreement will be reimbursed by us up to $15,000, unless expenses in excess of this limit are approved in writing by us. The Finders Agreement was entered into prior to Messrs. Tusing's and Dwight's appointment as members of our Board of Directors in October 2000 and was negotiated at arm's length. We intend that the Finders Agreement will remain in place, notwithstanding the appointment of Messrs. Tusing and Dwight to our Board of Directors. We believe that the compensation and other provisions of the Finders Agreement are fair, reasonable, customary, and favorable to us.

         On August 11, 2000, we entered into a Consulting Agreement with Richard
F. Tusing and Daniel R. Dwight, pursuant to which Messrs. Tusing and Dwight will provide management, financial, strategic, and other consulting services to us in exchange for consulting fees payable in cash and options of our common stock. Out-of-pocket expenses incurred by Messrs. Tusing and Dwight in connection with provision of their services under the Consulting Agreement will also be reimbursed by us. The Consulting Agreement was entered into prior to Messrs. Tusing's and Dwight's appointment as members of our Board of Directors in
October 2000 and was negotiated at arm's length. We believe that the compensation and other provisions of the Consulting Agreement are fair, reasonable, customary, and favorable to us. The Consulting Agreement was renewed with Dwight, Tusing & Associates on similar terms and conditions with a rate adjustment as of January 1, 2001, and was amended on April 12, 2001 to decrease the strike price of the options granted as partial compensation thereunder.

         Effective October 10, 2001, we entered into a Consulting Agreement with Jeffrey D. Wilson, pursuant to which Mr. Wilson will provide thirty-five hours per month of management and other consulting services to us in exchange for consulting fees payable in cash and options of our common stock. Out-of-pocket expenses incurred by Mr. Wilson in connection with provision of his services under the Consulting Agreement will also be reimbursed by us. The Consulting Agreement was negotiated at arm's length. We believe that the compensation and other provisions of the Consulting Agreement are fair, reasonable, customary, and favorable to us.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)(2) FINANCIAL STATEMENTS. See index to consolidated financial statements and supporting schedules.

         (a)(3)  EXHIBITS.

EXHIBIT NO.         DESCRIPTION                                                LOCATION
----------------- ------------------------------------------------------------ --------------------------------------------

    2.1             Articles of Merger for Technology Selection, Inc. with     Incorporated by reference to Exhibit 2.1 to
                    the Nevada Secretary of State                              Registrant's Registration Statement filed
                                                                               on August 7, 2001
    3.1             Articles of Incorporation                                  Incorporated by reference to Exhibit 3.1 to
                                                                               Registrant's Registration Statement filed
                                                                               on August 7, 2001
    3.2             Bylaws                                                     Incorporated by reference to Exhibit 3.2 to
                                                                               Registrant's Registration Statement filed
                                                                               on August 7, 2001
    5.1             Opinion re: Legality                                       Incorporated by reference to Exhibit 5.1 to
                                                                               Registrant's Registration Statement filed
                                                                               on August 7, 2001
    10.1            Employment Agreement, dated April 16, 1999, by and         Incorporated by reference to Exhibit 10.1
                    between TSET, Inc. and Jeffrey D. Wilson                   to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.2            Deal Outline, dated December 9, 1999, by and between       Incorporated by reference to Exhibit 10.2
                    TSET, Inc. and Atomic Soccer, USA, Ltd.                    to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.3            Letter of Intent, dated December 27, 1999, by and          Incorporated by reference to Exhibit 10.3
                    between TSET, Inc. and Electron Wind Technologies, Inc.    to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.4            Agreement, dated February 5, 2000, by and between          Incorporated by reference to Exhibit 10.4
                    DiAural, LLC and EdgeAudio, LLC                            to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.5            Stock Purchase Agreement, dated March 6, 2000, by and      Incorporated by reference to Exhibit 10.5
                    among TSET, Inc., Atomic Soccer USA, Ltd., Todd P.         to Registrant's Registration Statement
                    Ragsdale, James Eric Anderson, Jewel Anderson, Timothy     filed on August 7, 2001
                    Beglinger and Atomic Millennium Partners, LLC
    10.6            Acquisition Agreement, dated March 13, 2000, by and        Incorporated by reference to Exhibit 10.6
                    among TSET, Inc., High Voltage Integrated, LLC, Ingrid     to Registrant's Registration Statement
                    Fuhriman, Igor Krichtafovitch, Robert L. Fuhriman and      filed on August 7, 2001
                    Alan Thompson
    10.7            Letter of Intent, dated April 18, 2000, by and between     Incorporated by reference to Exhibit 10.7
                    TSET, Inc. and EdgeAudio.com, Inc.                         to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.8            Lease Agreement, dated May 3, 2000, by and between         Incorporated by reference to Exhibit 10.8
                    Kronos Air Technologies, Inc. and TIAA Realty, Inc.        to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.9            Agreement and Plan of Reorganization, dated May 4, 2000,   Incorporated by reference to Exhibit 10.9
                    by and among TSET, Inc., EdgeAudio.com, Inc., LYNK         to Registrant's Registration Statement
                    Enterprises, Inc., Robert Lightman, J. David Hogan, Eric   filed on August 7, 2001
                    Alexander and Eterna Internacional, S.A. de C.V.
    10.10           Letter Agreement, dated May 4, 2000, by and between        Incorporated by reference to Exhibit 10.10
                    TSET, Inc. and Cancer Detection International, LLC         to Registrant's Registration Statement
                                                                               filed on August 7, 2001


EXHIBIT NO.         DESCRIPTION                                                LOCATION
----------------- ------------------------------------------------------------ --------------------------------------------
    10.11           Employment Agreement, dated May 19, 2000, by and between   Incorporated by reference to Exhibit 10.11
                    TSET, Inc. and Richard A. Papworth                         to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.12           Finders Agreement, dated August 21, 2000, by and among     Incorporated by reference to Exhibit 10.12
                    TSET, Inc., Richard F. Tusing and Daniel R. Dwight         to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.13           Contract Services Agreement, dated June 27, 2000, by and   Incorporated by reference to Exhibit 10.13
                    between Chinook Technologies, Inc. and Kronos Air          to Registrant's Registration Statement
                    Technologies, Inc.                                         filed on August 7, 2001
    10.14           Letter of Intent, dated July 17, 2000, by and between      Incorporated by reference to Exhibit 10.14
                    Kronos Air Technologies, Inc. and Polus Technologies,      to Registrant's Registration Statement
                    Inc.                                                       filed on August 7, 2001
    10.15           Consulting Agreement, dated August 1, 2000, by and among   Incorporated by reference to Exhibit 10.15
                    TSET, Inc., Richard F. Tusing and Daniel R. Dwight         to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.16           Preferred Stock Purchase Agreement, dated September 12,    Incorporated by reference to Exhibit 10.16
                    2000, by and between EdgeAudio.com, Inc. and Bryan         to Registrant's Registration Statement
                    Holbrook                                                   filed on August 7, 2001
    10.17           Shareholders Agreement, dated September 12, 2000, by and   Incorporated by reference to Exhibit 10.17
                    among TSET, Inc., Bryan Holbrook and EdgeAudio.com, Inc.   to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.18           Amendment to Agreement and Plan of Reorganization dated    Incorporated by reference to Exhibit 10.18
                    September 12, 2000, by and among TSET, Inc.,               to Registrant's Registration Statement
                    EdgeAudio.com, Inc., LYNK Enterprises, Inc., Robert        filed on August 7, 2001
                    Lightman, J. David Hogan, Eric Alexander and Eterna
                    Internacional, S.A. de C.V.
    10.19           Agreement Regarding Sale of Preferred Stock, dated         Incorporated by reference to Exhibit 10.19
                    November 1, 2000, by and between EdgeAudio.com, Inc. and   to Registrant's Registration Statement
                    Bryan Holbrook                                             filed on August 7, 2001
    10.20           Amendment to Subcontract, dated December 14, 2000, by      Incorporated by reference to Exhibit 10.20
                    and between Bath Iron Works and High Voltage Integrated    to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.21           Consulting Agreement, dated January 1, 2001, by and        Incorporated by reference to Exhibit 10.21
                    between TSET, Inc. and Dwight, Tusing & Associates         to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.22           Employment Agreement, dated March 18, 2001, by and         Incorporated by reference to Exhibit 10.22
                    between TSET, Inc. and Alex Chriss                         to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.23           Stock Option Agreement, dated April 9, 2001, by and        Incorporated by reference to Exhibit 10.23
                    between TSET, Inc. and Jeffrey D. Wilson                   to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.24           Stock Option Agreement, dated April 9, 2001, by and        Incorporated by reference to Exhibit 10.24
                    between TSET, Inc. and Jeffrey D. Wilson                   to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.25           Stock Option Agreement, dated April 9, 2001, by and        Incorporated by reference to Exhibit 10.25
                    between TSET, Inc. and Daniel R. Dwight                    to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.26           Stock Option Agreement, dated April 9, 2001, by and        Incorporated by reference to Exhibit 10.26
                    between TSET, Inc. and Richard F. Tusing                   to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.27           Stock Option Agreement, dated April 9, 2001, by and        Incorporated by reference to Exhibit 10.27
                    between TSET, Inc. and Charles D. Strang                   to Registrant's Registration Statement


EXHIBIT NO.         DESCRIPTION                                                LOCATION
----------------- ------------------------------------------------------------ --------------------------------------------
    10.28           Stock Option Agreement, dated April 9, 2001, by and        Incorporated by reference to Exhibit 10.28
                    between TSET, Inc. and Richard A. Papworth                 to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.29           Stock Option Agreement, dated April 9, 2001, by and        Incorporated by reference to Exhibit 10.29
                    between TSET, Inc. and Richard A. Papworth                 to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.30           Stock Option Agreement, dated April 9, 2001, by and        Incorporated by reference to Exhibit 10.30
                    between TSET, Inc. and Erik W. Black                       to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.31           Stock Option Agreement, dated April 9, 2001, by and        Incorporated by reference to Exhibit 10.31
                    between TSET, Inc. and J. Alexander Chriss                 to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.32           Stock Option Agreement, dated April 9, 2001, by and        Incorporated by reference to Exhibit 10.32
                    between TSET, Inc. and Charles H. Wellington               to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.33           Stock Option Agreement, dated April 9, 2001, by and        Incorporated by reference to Exhibit 10.33
                    between TSET, Inc. and Igor Krichtafovitch                 to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.34           Letter Agreement, dated April 10, 2001, by and between     Incorporated by reference to Exhibit 10.34
                    TSET, Inc. and Richard A. Papworth                         to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.35           Letter Agreement, dated April 12, 2001, by and between     Incorporated by reference to Exhibit 10.35
                    TSET, Inc. and Daniel R. Dwight and Richard F. Tusing      to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.36           Finders Agreement, dated April 20, 2001, by and between    Incorporated by reference to Exhibit 10.36
                    TSET, Inc. and Bernard Aronson, d/b/a Bolivar              to Registrant's Registration Statement
                    International Inc.                                         filed on August 7, 2001
    10.37           Indemnification Agreement, dated May 1, 2001, by and       Incorporated by reference to Exhibit 10.37
                    between TSET, Inc. and Jeffrey D. Wilson                   to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.38           Indemnification Agreement, dated May 1, 2001, by and       Incorporated by reference to Exhibit 10.38
                    between TSET, Inc. and Daniel R. Dwight                    to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.39           Indemnification Agreement, dated May 1, 2001, by and       Incorporated by reference to Exhibit 10.39
                    between TSET, Inc. and Richard F. Tusing                   to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.40           Indemnification Agreement, dated May 1, 2001, by and       Incorporated by reference to Exhibit 10.40
                    between TSET, Inc. and Charles D. Strang                   to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.41           Indemnification Agreement, dated May 1, 2001, by and       Incorporated by reference to Exhibit 10.41
                    between TSET, Inc. and Richard A. Papworth                 to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.42           Indemnification Agreement, dated May 1, 2001, by and       Incorporated by reference to Exhibit 10.42
                    between TSET, Inc. and Erik W. Black                       to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.43           Stock Option Agreement, dated May 3, 2001, by and          Incorporated by reference to Exhibit 10.43
                    between TSET, Inc. and Jeffrey D. Wilson                   to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.44           Common Stock Purchase Agreement, dated June 19, 2001, by   Incorporated by reference to Exhibit 10.44
                    and between TSET, Inc. and Fusion Capital Fund II, LLC     to Registrant's Registration Statement
                                                                               filed on August 7, 2001


EXHIBIT NO.         DESCRIPTION                                                LOCATION
----------------- ------------------------------------------------------------ --------------------------------------------
    10.45           Registration Rights Agreement, dated June 19, 2001, by     Incorporated by reference to Exhibit 10.45
                    and between TSET, Inc. and Fusion Capital Fund II, LLC     to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.46           Mutual Release and Settlement Agreement, dated July 7,     Incorporated by reference to Exhibit 10.46
                    2001, by and between TSET, Inc. and Foster & Price Ltd.    to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.47           Letter Agreement, dated July 9, 2001, by and between       Incorporated by reference to Exhibit 10.47
                    TSET, Inc. and The Eagle Rock Group, LLC                   to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.48           Finders Agreement, dated July 17, 2001, by and between     Incorporated by reference to Exhibit 10.48
                    TSET, Inc. and John S. Bowles                              to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.49           Warrant Agreement, dated July 16, 2001, by and between     Incorporated by reference to Exhibit 10.49
                    TSET, Inc. and The Eagle Rock Group, LLC                   to Registrant's Registration Statement
                                                                               filed on August 7, 2001
    10.50           Agreement and Release, dated October 10, 2001, by and      Provided herewith
                    between TSET, Inc. and Jeffrey D. Wilson
    10.51           Promissory Note dated October 10, 2001 payable to Mr.      Provided herewith
                    Jeffrey D. Wilson
    10.52           Consulting Agreement, dated October 10, 2001, by and       Provided herewith
                    between TSET, Inc. and Jeffrey D. Wilson
    11.1            Statement re:  Computation of Earnings                     Not applicable
    12.1            Statement re:  Computation of Ratios                       Not applicable
    15.1            Letter re:  Unaudited Interim Financial Information        Not applicable
    16.1            Letter re:  Change in Certifying Accountant                Not applicable
    24.1            Power of Attorney                                          Not applicable

         (b)      REPORTS ON FORM 8-K.

         None.



                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

         Date:  October 15, 2001.

                                   TSET, INC.


                                   By:    /s/Richard A. Papworth
                                      -----------------------------------------
                                          Richard A. Papworth
                                          Chief Financial Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                           DATE
/s/Erik Black
--------------------------
Erik Black                     Director and Executive          October 15, 2001
                               Vice-President
/s/Daniel R. Dwight
--------------------------
Daniel R. Dwight               Director                        October 15, 2001

/s/James P. McDermott
--------------------------
James P. McDermott             Director                        October 15, 2001

/s/Richard A. Papworth
--------------------------
Richard A. Papworth            Director and Chief              October 15, 2001
                               Financial Officer
/s/Charles D. Strang
--------------------------
Charles D. Strang              Director                        October 15, 2001

/s/Richard F. Tusing
--------------------------
Richard F. Tusing              Director                        October 15, 2001

/s/Jeffrey D. Wilson
--------------------------
Jeffrey D. Wilson              Director                        October 15, 2001