Form 10-Q
period 2001-09-30
TSET INC
filed 2001-11-19
CIK 1108248

                                        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                                      WASHINGTON, DC 20549

                                                           FORM 10-Q

                 /X/        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                            For the quarterly period ended SEPTEMBER 30, 2001

                 / /           Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                                    For the transition period from __________ to __________

                                                 Commission File No. 000-30191

                                                           TSET, INC.
                                                           ----------
                                     (Exact name of registrant as specified in its charter)

                             NEVADA                                                         87-0440410
                             ------                                                         ----------

 (State of other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification Number)

           14523 WESTLAKE DRIVE, LAKE OSWEGO, OREGON                                          97034
           -----------------------------------------                                          -----
            (Address of principal executive offices)                                        (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:                                       (503) 598-1900
---------------------------------------------------                                       --------------


         (1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and

         (2)      has been subject to such filing requirements for the past 90 days.


                              /X/    Yes                            / /    No

         As of November 12, 2001, there were 34,643,695 shares outstanding of the issuer's common stock.

PART I


FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The following comprise our condensed (unaudited) consolidated financial statements for the three months ended September 30, 2001.

                                                     TSET, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,            JUNE 30,
                                                                   2001                   2001
                                                         --------------------    -------------------
                                                                (UNAUDITED)           (AUDITED)
 ASSETS
 CURRENT ASSETS
          Cash                                                   $     97,645           $     32,619
          Prepaids                                                     60,106                 37,679

                                                         --------------------    -------------------
                     TOTAL CURRENT ASSETS                             157,751                 70,298
                                                         --------------------    -------------------

 PROPERTY AND EQUIPMENT                                                62,723                 62,723
          Less: Accumulated Depreciation                             (21,848)               (18,016)

                                                         --------------------    -------------------
                     NET PROPERTY AND EQUIPMENT                        40,875                 44,707
                                                         --------------------    -------------------
 OTHER ASSETS
          Intangibles                                               2,400,423              2,431,524
          Deferred financing fees                                     595,800                520,800

                                                         --------------------    -------------------
                                                                    2,996,223              2,952,324
                     TOTAL OTHER ASSETS                  --------------------    -------------------

 TOTAL ASSETS                                                      $3,194,849             $3,067,329
                                                         ====================    ===================

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
          Accounts payable                                           $785,357               $323,045
          Accrued expenses                                          1,249,730              1,284,268
          Notes payable, current portion                              629,221                313,900
                                                         --------------------    --------------------

                     TOTAL CURRENT LIABILITIES                      2,664,308              1,921,213

 Net liabilities of discontinued operations                           750,096                667,550
                                                         --------------------    -------------------

                     TOTAL LIABILITIES                              3,414,404              2,588,763
                                                         --------------------    -------------------

 Redeemable warrants                                                  686,000                      -

 SHAREHOLDERS' EQUITY
          Common stock, authorized 500,000,000
            shares of $.001 par value                                  34,240                 34,001
          Capital in excess of par value                           12,498,224             12,418,350
          Deferred equity compensation                              (411,600)                      -
          Retained earnings (Accumulated deficit)                (13,026,419)           (11,973,785)

                                                         --------------------    -------------------
                     TOTAL SHAREHOLDERS' EQUITY                     (905,555)                478,566
                                                         --------------------    -------------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $3,194,849             $3,067,329
                                                         ====================    ===================

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                          TSET, INC
                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         --------------------------------------------
                                                              FOR THE QUARTER ENDED SEPTEMBER 30,
                                                         --------------------------------------------
                                                                2001               2000 (RESTATED)
                                                             (UNAUDITED)             (UNAUDITED)
                                                         --------------------    --------------------
 Sales                                                      $       25,014          $            -

 Cost of sales                                                      10,014                       -

                                                         --------------------    --------------------
 Gross Profit                                                       15,000                       -
                                                         --------------------    --------------------

 Selling, General and Administrative expenses
     Compensation and benefits                                     176,218                 289,132
     Research and development                                       90,191                  52,567
     Professional services                                         644,817                  19,498
     Depreciation and amortization                                  71,674                  79,121
     Other selling general & administrative expenses                66,711                  92,808

                                                         --------------------    --------------------
 Total Selling, General and Administrative expenses              1,049,611                 533,126
                                                         --------------------    --------------------

 Net Operating Income (Loss)                                   (1,034,611)               (533,126)
 Other Income / (expense)                                              269

 Interest Expense                                                 (18,292)                       -

                                                         --------------------    --------------------
 Net Income (Loss) Before Taxes                             $  (1,052,634)          $    (533,126)
                                                         ====================    ====================

 Provision for Taxes                                                     -                       -
                                                         --------------------    --------------------

 Net Income (Loss) from continuing operations               $  (1,052,634)               (533,126)
 Income (Loss) from discontinued operations, net
  of income tax of $0                                                    -               (360,356)
 Loss on disposal of discontinued operations, net of
  income tax of $0                                                       -                       -

                                                         --------------------    --------------------
 Net Income (Loss)                                          $  (1,052,634)          $    (893,482)
                                                         ====================    ====================

 Basic Earnings (Loss) Per Share
     Income (loss) from continuing operations                       (0.03)                  (0.02)

     Loss from discontinued operations                                   -                  (0.01)
                                                         --------------------    --------------------
     Net Income (loss)                                      $  (1,052,634)          $       (0.03)
                                                         ====================    ====================

 Diluted Earnings (Loss) Per Share
     Income (loss) from continuing operations                       (0.03)                  (0.02)

     Loss from discontinued operations                                   -                  (0.01)
                                                         --------------------    --------------------
     Net Income (loss)                                      $       (0.03)          $       (0.03)
                                                         ====================    ====================

                                                             TSET, INC
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                                  -----------------------------------
                                                                                       2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES                                                               (RESTATED)
                                                                                  (UNAUDITED)      (UNAUDITED)
                                                                                  -----------------------------------
      NET LOSS FROM CONTINUING OPERATIONS                                            $(1,052,634)   $  (533,126)
      ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
           (USED IN) PROVIDED BY OPERATIONS
            Depreciation and amortization                                                  71,674         79,121

            Common stock/warrants issued for compensation/services                        274,513          6,560

      CHANGE IN
          Inventory                                                                             -       (40,000)

          Accounts receivable                                                                   -          4,648

          Prepaid expenses and other assets                                              (97,427)       (26,750)

          Accounts payable                                                                462,312         41,642

          Accrued expenses and other liabilities                                         (34,538)         15,776
                                                                                  ------------------------------
                NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS                    (376,100)      (452,129)

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchases of property and equipment                                                  -        (9,526)

           Investment in patent protection                                               (36,740)             -

           Investment in discontinued operations                                           82,545       (79,999)
                                                                                  ------------------------------
                NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                        45,805       (89,525)
                                                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from short-term borrowings                                            315,321             -
           Issuance of common stock                                                        80,000     1,021,000
                                                                                  ----------------------------

                NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       395,321     1,021,000
                                                                                  -----------------------------

NET (DECREASE) INCREASE IN CASH                                                            65,026       479,346

CASH
      BEGINNING OF PERIOD                                                                  32,619       102,949
                                                                                  -----------------------------
      END OF PERIOD                                                                  $     97,645    $  582,295
                                                                                  =============================


Supplemental schedule of non-cash investing and financing activities:
      Interest paid in cash                                                          $         -    $         -

      Income taxes                                                                   $         -    $         -

      Non-cash financing activities:
          Debt satisfied with stock                                                  $         -    $   419,143

         The accompanying notes are an integral part of this financial statement

                                                            TSET, INC
                                          STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                         COMMON STOCK
                               -------------------------------
                                 SHARES        AMOUNT     CAPITAL IN EXCESS OF PAR   RETAINED EARNINGS    TOTAL SHAREHOLDERS' EQUITY
                                                                  VALUE            (ACCUMULATED DEFICIT)           (DEFICIT)
                               -----------------------------------------------------------------------------------------------------
 BALANCE at June 30, 2000
(Restated)                         29,651,661      29,652             9,316,743              (2,107,703)                   7,238,692

 Purchase price adjustment on
 Cancer Detection
 International, Inc.                 (20,000)        (20)              (39,230)                                             (39,250)

 Shares issued on July 20,
 2000 for cash                        161,538         161               188,839                                              189,000

 Shares issued on August 3,
 2000                                   5,000           5                 6,555                                                6,560

 Shares issued to liquidate
 debt of Atomic Soccer USA, Ltd       362,259         362               375,981                                              376,343

 Shares issued in September
 2000 for cash                        832,000         832               831,168                                              832,000

 Shares issued in September to
 liquidate TSET, Inc. debt             42,800          43                42,757                                               42,800

 Shares issued on December 8,
 2000 for cash                        168,492         169                99,831                                              100,000

 Shares issued on December 27,
 2000 for cash                         39,091          39                22,301                                               22,340

 Shares issued on January 8,
 2001 for cash                        687,500         688               399,312                                              400,000

 Shares issued on January 12,
 2001 for cash                         57,693          57                34,943                                               35,000

 Shares issued on January 19,
 2001 for cash                         10,000          10                 6,390                                                6,400

 Shares issued on January 19,
 2001 for services and comp            44,915          45                56,098                                               56,143

 Shares issued on March 23,
 2001 for cash                        186,302         186               134,814                                              135,000

 Shares issued on April 9,
 2001 as compensation                   2,000           2                 1,768                                                1,770

 Shares issued on April 9,
 2001 to liquidate debt of
 Atomic Soccer                         97,020          97                96,923                                               97,020

 Shares issued in April 2001
 for cash                              38,038          38                17,492                                               17,530

 Shares issued on May 3, 2001
 for cash                              52,778          53                18,947                                               19,000

 Shares issued on May 7, 2001
 for cash                             891,891         892               299,108                                              300,000

 Shares issued on June 14,
 2001 as compensation                  50,000          50                47,450                                               47,500

 Shares issued on June 29,
 2001 as a financing fee              640,000         640               460,160                                              460,800

 Deferred equity compensation               -           -              (411,600)                      -                    (411,600)

 Net loss for the year ended
 June 30, 2001                              -           -                     -              (1,052,634)                 (1,052,634)

                               -----------------------------------------------------------------------------------------------------

 BALANCE at June 30, 2001          34,000,978   $  34,001       $    12,418,350    $        (11,973,785)         $           478,566

 Shares issued on July 6, 2001
 for cash                             238,806         239                79,761                                               80,000

 Shares issued on July 20,
 2001 as compensation                     250                               113                                                  113

 Deferred equity
 compensation                               -           -              (411,600)                      -                    (411,600)

 Net loss for the year ended
 June 30, 2001                              -           -                     -              (1,052,634)                 (1,052,634)



                                        COMMON STOCK
                              -------------------------------
                                SHARES        AMOUNT     CAPITAL IN EXCESS OF PAR   RETAINED EARNINGS    TOTAL SHAREHOLDERS' EQUITY
                                                                 VALUE            (ACCUMULATED DEFICIT)           (DEFICIT)
                              -----------------------------------------------------------------------------------------------------
 BALANCE at September 30,
  2001                            34,240,034    $  34,240       $    12,086,624    $        (13,026,419)       $           (905,555)
                              ======================================================================================================

                                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

                           TSET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING MATTERS

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2002.

         These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements. EdgeAudio is disclosed as discontinued operations in these financial statements.

         The accompanying financial statements should be read in conjunction with the TSET, Inc. Form 10K for the fiscal year ended June 30, 2001 filed on October 15, 2001.

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

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for the retirement of tangible long-lived assets and the associated asset retirement costs. The Company believes the adoption of SFAS 143 will have no significant impact on its financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company believes the adoption of SFAS 144 will have no significant impact on its financial statements.

NOTE 2 -- INCOME TAXES

         The composition of deferred tax assets and the related tax effects at September 30 and June 30, 2001 are as follows:

                                                          September 30, 2001        June 30, 2001
                                                         ---------------------   --------------------
Benefit from carryforward of net operating losses              $  2,456,635           $  2,225,520
Other temporary differences                                       1,008,189              1,008,189
Less:
  Valuation allowance                                           (3,464,824)            (3,233,709)
                                                         ---------------------   --------------------
  Net deferred tax asset                                       $       -              $       -
                                                         =====================   ====================


         The other temporary differences shown above relate primarily to loss on discontinued operations, impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                             September 30, 2001                         June 30, 2001
                                      ----------------------------------------------------------------------------
                                           Amount         % of pre-tax Loss        Amount          % of pre-tax
                                                                                                       Loss
                                      ----------------------------------------------------------------------------
Benefit for income tax at
 federal statutory rate                   $  357,896            34.0%            $3,374,793            34.2
Non-deductible expenses                    (126,781)          (12.0)%             (357,007)            (3.6)%
Disposed subsidiary NOL                            -                -             (578,370)           (5.9%)
Increase in valuation allowance            (231,115)          (22.0)%           (2,439,416)           (24.7)%
                                      ----------------------------------------------------------------------------
                                           $       -             0.0%          $         -               0.0%
                                      ============================================================================

         The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

         At September 30, 2001, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $7.2 million of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2023 and could be subject to limitations if significant ownership changes occur in the Company. Of the $7.2 million of unused net operating losses noted above, approximately $153,000 relates to losses incurred by the Company's subsidiary, EdgeAudio. In fiscal years prior to June 30, 2000, EdgeAudio did not file its tax returns on a consolidated basis with the Company. Accordingly, the $153,000 loss incurred by EdgeAudio is further subject to separate limitations that restrict the ability of the Company to use such losses.


NOTE 3 - SEGMENTS OF BUSINESS

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


NOTE 4 - EARNINGS PER SHARE

         As of September 30, 2001, there were outstanding options to purchase 1,730,975 shares of TSET common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.


NOTE 5 - DISCONTINUED OPERATIONS

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

         The Company's audited consolidated financial statements for all periods have been reclassified to report separately results of operations and operating cash flows from continuing operations and the discontinued operations. The net revenues are included in the financial statements under Net Income (Loss) from Discontinued Operations. The assets and liabilities of EdgeAudio at September 30, 2001 are included in the balance sheet Net Liabilities of Discontinued Operations. Net assets of discontinued operations at September 30, 2001 and operating results of discontinued operations for the three-months ended September 30, are as follows:

                     Net liabilities of Discontinued Operations
                                                      Edge Audio
                                                  ---------------------

Current Assets                                              $  375,319
Net Property and Equipment                                      48,923
Current Liabilities                                          (649,148)
Minority interest                                            (525,190)
                                                  ---------------------
Net Assets (Liabilities)                                   $ (750,096)
                                                  =====================

                Operating Results of Discontinued Operations:
                                For the quarter ended September 30,
                         2001                         2000
                     ------------ --------------- -------------- ---------------
                      Edge Audio        Atomic       Edge Audio     Total
                     ------------ --------------- --------------- --------------
Sales                $    175,265  $    365,848     $    22,990   $   388,838

Cost of sales            (63,509)     (230,117)        (11,810)     (241,927)

Depreciation
and amortization          (3,309)      (71,798)         (64,934)    (136,732)

General and
Administrative          (208,330)     (150,895)        (233,483)    (384,378)
                     ------------ --------------- --------------- --------------

Operating income
(loss)                   (99,883)      (86,962)        (287,237)    (374,199)

Other Income                5,090             -                -            -

Interest expense          (7,744)      (28,526)          (2,615)     (31,141)

Provision for future
operating losses           82,030             -                -            -

Minority interest          20,507             -           44,984       44,984
                     ------------ --------------- ---------------- -------------

Income (Loss) pre-tax    0             (115,488)        (244,868)    (360,356)

Income taxes             -             -                -            -
                     ------------ --------------- --------------- --------------

Loss from disconcinued
operations           $   0         $   (115,488)    $   (244,868) $  (360,356)
                     ============ =============== =============== ==============


NOTE 6 - ISSUANCE OF WARRANTS

         On July 9, 2001, the Company signed an agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group will work with the Kronos Air Technologies team to fully develop and capitalize on the Kronos(TM) technology.

         The Eagle Rock Group will focus on the following areas (i) capital raising and allocation (ii) strategic partner introduction and evaluation, (iii) distribution channel development, (iv) product focus and brand development, (v) human resource placement, and (vi) capital market introduction and awareness.

         Pursuant to the agreement that we entered into with The Eagle Rock Group, we issued to The Eagle Rock Group a ten-year warrant granting them the right to purchase 1,400,000 shares of our common stock at an exercise price of $0.68 per share. The warrant was valued at $686,000 using the Black-Scholes option valuation model and was recorded pro rata over the initial consulting period. The shares underlying the warrant have piggy-back and demand registration rights, as well as subscription rights in the event that we issue any right to all of our stockholders to subscribe for shares of our common stock. In addition, the warrant contains redemption rights in the event that we enter into a transaction that results in a change of control of our company.

NOTE 7 - SUBSEQUENT EVENTS

         In September 2001, the Company determined that, among other things, the Board of Directors never validly approved Jeffrey D. Wilson's Employment Agreement dated April 20, 1999. Accordingly, the Company determined that Mr. Wilson's Employment Agreement and a Letter Agreement, dated April 10, 2001 amending the Employment Agreement, are null and void from their inception. As a consequence, the Company has determined that the issuance of 1,000,000 shares of common stock pursuant to Mr. Wilson's Employment Agreement and the grant of options to purchase 350,000 shares of common stock pursuant to the Letter Agreement are void as of the effective dates of the Employment Agreement and Letter Agreement, respectively, and that these shares of common stock and options are treated as if they were never issued or granted, as the case may be. Effective October 10, 2001, Mr. Wilson resigned as Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Wilson remains as a director of the Company.

         In October 2001, the Company entered into an agreement with Jeffrey D. Wilson pursuant to which the Company issued a promissory note to Mr. Wilson in the amount of $350,000 and will pay $30,000 in cash to Mr. Wilson within sixty days of October 15, 2001. The $380,000 represents all of Mr. Wilson's accrued salary, bonus and interest. In addition, the Company will also pay Mr. Wilson his unpaid reimburseable expenses.

         In October 2001, the Company entered into a Consulting Agreement with Jeffrey D. Wilson, pursuant to which Mr. Wilson will provide thirty-five hours per month of management and other consulting services to the Company in exchange for consulting fees payable in cash and options of the Company's common stock. Out-of-pocket expenses incurred by Mr. Wilson in connection with the provision of his services under the Consulting Agreement will also be reimbursed by the Company. The Consulting Agreement was negotiated at arm's length and the Company's management believes that the compensation and other provisions of the Consulting Agreement are fair, reasonable, customary, and favorable to the Company.

         Effective October 16, 2001, Daniel R. Dwight was appointed President and Chief Executive Officer of the Company.

         Effective October 2001, the Company entered into a consulting agreement with Steven G. Martin and Joshua B. Scheinfeld for a period of 15 months. Mssrs. Martin and Scheinfield will be compensated by up to 360,000 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         INTRODUCTORY STATEMENTS


         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This filing contains forward-looking statements, including statements regarding, among other things: (a) the growth strategies of TSET, Inc. (the "Company"); (b) anticipated trends in our Company's industry; (c) our Company's future financing plans; and (d) our Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on our Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond our Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. Our Company does not undertake any obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect any future events or circumstances.


         GENERAL

         Historically, we had been seeking select business opportunities globally among a wide range of prospects. Over the past two years, we made several investments, including Kronos Air Technologies and EdgeAudio. After further evaluation of these investments, we believe our investment in and the full development of Kronos Air Technologies and the Kronos(TM) technology represents the single best opportunity for us. As a result, we have prioritized our management and financial resources to fully capitalize on this investment opportunity. Effective October 10, 2001, Jeffrey D. Wilson resigned as Chairman of the Board and Chief Executive Officer of TSET, as well as Chairman of the Board of Kronos Air Technologies and EdgeAudio, respectively. Mr. Wilson remains as a director of TSET. Effective October 16, 2001, Daniel R. Dwight was appointed President and Chief Executive Officer of TSET. A more detailed explanation of Kronos Air Technologies and the current status of EdgeAudio and the other investments made by us are discussed below.

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

         Kronos Air Technologies is focused on the development and commercialization of an air movement and purification technology known as Kronos(TM) which is more fully described below. The Kronos(TM) technology operates through the application of high-voltage management across paired electrical grids that creates an ion exchange which move air and gases at high velocities while removing odors, smoke, and particulates, as well as killing pathogens, including bacteria. We believe the technology is cost-effective and is more energy-efficient than current alternative fan and filter technologies. Kronos(TM) has multiple U.S. and international patents pending.

         The Kronos(TM) device is comprised of state-of-the-art high-voltage electronics and electrodes on a single printed circuit board attached to one or more sets of corona and target electrodes housed in a self-contained casing. The device can be flexible in size, shape and capacity and can be used in embedded electronic devices, standalone room devices, and integrated HVAC and industrial applications. The Kronos(TM) device has no moving parts or degrading elements and is composed of cost-effective, commercially available components.

         The Kronos(TM) technology combines the benefits of silent air movement, air cleaning, and odor removal. Because the Kronos(TM) air movement system is a silent, non-turbulent, and energy-efficient air movement and cleaning system, we believe that it is ideal for air circulation, cleaning and odor removal in all types of buildings as well as compact, sealed environments such as airplanes, submarines and cleanrooms. Additionally, because it has no moving parts or fans, a Kronos(TM) device can instantly block or reverse the flow of air between adjacent areas for safety in hazardous or extreme circumstances.

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


         REORGANIZATION

         Based  on  our   decision  to  focus  our   resources   on  Kronos  Air
Technologies, several actions were taken which impacted the results of operations. On April 10, 2001, we sold Atomic Soccer. The new ownership group consisted of Timothy G. Belinger, Todd P. Ragsdale and James Eric Anderson. At the time of the sale, Messrs. Belinger, Ragsdale and Anderson were members of Atomic Soccer's Board of Directors. None of these individuals were then, or currently are, officers, directors, employees or affiliates of TSET. At the time of the sale, Erik W. Black, an officer and director of TSET, was Atomic Soccer's Chairman of the Board of Directors. Mr. Black resigned from Atomic Soccer's Board of Directors immediately following the execution of the sale document and was not a member of Atomic Soccer's new ownership group. The sale resulted in a loss of $2,297,000. During our fourth quarter of 2001, we determined that the assets of EdgeAudio were impaired and we recognized an impairment loss of $2,294,000. On September 14, 2001, the board authorized management to pursue a formal plan for disposal of EdgeAudio. The anticipated loss from operations during the phase-out period is $150,000. We do not anticipate a loss on the sale of EdgeAudio. We also decided to discontinue development of Cancer Detection
International and we have recognized an impairment loss of the remaining goodwill of $273,000 associated with that investment.


         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         REVENUE. Revenues are generated through sales of Kronos(TM) devices at Kronos Air Technologies, Inc. For the three months ended September 30, 2001, our Company had revenues of $25,014, as compared to no revenues for the three months ended September 30, 2000.

         COST OF SALES. For the three months ended September 30, 2001, our Company had costs of sales of $10,014, as compared to no cost of sales for the three months ended September 30, 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2001, selling, general and administrative expenses amounted to $1,049,612, as compared to $533,126 for the three months ended September 30, 2000. This increase in selling, general and administrative expenses for the three months ended September 30, 2001 of $516,486 represents a 96.9% increase from the corresponding period in 2000, of which compensation and benefits decreased $112,914 or 39.1%, research and development increased $37,624 or 71.6%, professional services increased $625,319 or 969.8%, depreciation and amortization decreased $7,447 or 9.4% and other selling, general and administrative expenses decreased by $26,096 or 28.1%. The increase in professional services was the result of our company utilizing consulting services to manage the day-to-day operations of the company. Consultants to the Company included the Chief Executive Officer and Executive Vice-President, Marketing and Sales of Kronos Air Technologies, as well as the Chief Operating Officer of TSET. Also included in professional services is a pro rata portiion of The Eagle Rock Group consulting fee of $274,400 which is based on the valuation of 1.4 million warrants granted for the consulting provided by the Eagle Rock Group.


         CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001

         Our total assets at September 30, 2001 were $3,194,849 compared with $3,067,329 at June 30, 2001, an increase of $127,520. Total assets at September 30, 2001 were comprised mainly of $595,800 for deferred financing fees and $2,400,423 of patents/intellectual property. Total assets at June 30, 2001 were comprised principally of $2,431,524 of patents/intellectual property and $520,800 of deferred financing fees. Total current assets at September 30, 2001 and June 30, 2001 amounted to $157,751 and $70,298, respectively, while total current liabilities for those same periods amounted to $2,664,308 and $1,921,213, respectively, creating a working capital deficit of $2,506,557 and $1,850,915 at each respective period end. This working capital deficit is principally attributable to the increase in accrued expenses in both years for compensation and professional services. Total liabilities as at September 30, 2001 and June 30, 2001 were $3,414,404 and $2,588,763, respectively, representing an increase of $825,641. Shareholders' equity as of September 30, 2001 and June 30, 2001 was $(905,555) and $478,566, respectively, representing a decrease of $1,384,121. The decrease in shareholders' equity is principally the result of incurring a $1,052,634 loss from continuing operations for the three months ended September 30, 2001 and from deferred equity compensation from The Eagle Rock Group warrants. The total valuation of these 1.4 million warrants was $686,000, of which $274,400 was recorded as a current period expense and the remaining $411,600 was recorded as a decrease to shareholders' equity. In addition, equity increased during the three-months period ended September 30, 2001 through the sale and issuance of common stock.

         LIQUIDITY AND CAPITAL RESOURCES

         Historically we have relied principally on the sale of common stock to finance our operations. Going forward, we plan to rely on the proceeds from a Small Business Innovation Research contract with the United States Navy and other government contracts and grants, and cash flow generated from the sale of Kronos(TM) devices. We have also entered into a common stock purchase agreement with Fusion Capital under which we have the right, subject to certain conditions, to draw down approximately $12,500 per day from the sale of common stock to Fusion Capital. In addition, in May 2001, Kronos Air Technologies signed a Small Business Innovation Research contract. This contract is sponsored by the United States Navy and is potentially worth up to $837,000 in product development and testing support for Kronos Air Technologies. The first phase of the contract is worth up to $87,000 in funding for manufacturing and testing a prototype device for air movement and ventilation on board naval vessels over the next six months. If awarded to Kronos Air Technologies, the second phase of the contract would be worth up to $750,000 in additional funding.

         At September 30, 2001, we had a working capital deficit of $2,506,557, which represented a decline of $655,642 from net working capital at June 30, 2001. At September 30, 2001, we had $2.66 million in current liabilities.
Current liabilities was comprised principally of compensation, operating management consulting fees and other payroll related items of $1.4 million (53%); other accrued liabilities and advances from shareholders for which shares of the Company's common stock will be issued during the second quarter of $0.6 million (24%); a note payable to EdgeAudio for working capital under the May 4, 2000 acquisition agreement of $0.3 million (11%); and accounts payables for professional fees and other vendors of $0.3 million (12%). Net cash flow used on operating activities was $277,847 for the three months ended September 30, 2001. We were able to satisfy some of our cash requirements for the three months ended September 30, 2001 through the issuance and sale of our common stock.

         On June 19, 2001, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to the common stock purchase agreement, Fusion Capital has agreed subject to certain conditions to purchase on each trading day during the term of the agreement, $12,500 of our common stock or an aggregate of $10.0 million. The $10.0 million of our common stock is to be purchased over a 40-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of our common stock without any fixed discount to the then-current market price. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital.

         On November 1, 2001, our Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. As a result, the Company may be able to raise capital by selling shares of its common stock to Fusion Capital in accordance with the common stock purchase agreement.

         On November 13, 2001, we entered into a Letter Agreement with Fusion Capital amending the common stock purchase agreement. Pursuant to the Letter Agreement, Fusion Capital will provide our Company with a $150,000 advance under the common stock purchase agreement and our ability to receive advances is limited.

         GOING CONCERN OPINION

         We do not have significant cash or other material assets to cover our operating costs. Our ability to obtain additional funding will largely determine our ability to continue in business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


CERTAIN RISK FACTORS

         Our Company is subject to various risks which may materially harm our business, financial condition and results of operations. Certain risks are discussed below.


WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

         We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net operating loss of $760,212 for the three months ended September 30, 2001. We have incurred net losses from continuing operations of $3,572,558 and $1,385,595 for the fiscal years ended June 31, 2001 and 2000. We have incurred net losses from continuing operations of $778,234 for the three months ended September 30, 2001. We have incurred annual operating losses of $9,866,083, $1,965,183 and $51,674 respectively, during the past three fiscal years of operation. As a result, at September 30, 2001 and June 30, 2001 we had an accumulated deficit of $12,752,019 and $11,973,785, respectively. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos(TM) technology. No assurances can be given when this will occur or that we will ever be profitable.

         Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended June 30, 2001 and June 30, 2000 relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS

         At September 30, 2001 we had a working capital deficit of $2,506,557. At June 30, 2001 we had a working capital deficit of $1,850,915. The independent auditor's report for the years ended June 30, 2001 and June 30, 2000, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $10,524 in 1999, an operating cash flow deficit of $288,262 in 2000 and an operating cash flow deficit of $1,613,573 in 2001. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

         Subject to certain conditions, we have the right to receive $12,500 per trading day under the common stock purchase agreement unless our stock price equals or exceeds $3.00, in which case the daily amount may be increased at our option. Since we initially registered 5,000,000 shares for sale by Fusion Capital pursuant to the common stock purchase agreement, the selling price of our common stock to Fusion Capital will have to average at least $2.00 per share for us to receive the maximum proceeds of $10,000,000 without registering additional shares of common stock or filing a post-effective amendment with respect to the number of shares registered. Assuming a purchase price of $0.36 per share (the closing sale price of the common stock on November 15, 2001) and the purchase by Fusion Capital of the full 5,000,000 shares under the common stock purchase agreement, proceeds to us would only be $1,800,000 unless we choose to register more than 5,000,000 shares, which we have the right, but not the obligation, to do. The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our Kronos(TM) air movement and purification systems. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive and if we are unable to commercialize and sell the products or technologies of our subsidiaries, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the common stock purchase agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.


WE HAVE VERY LIMITED MANUFACTURING, SALES AND MARKETING CAPABILITIES FOR OUR KRONOS(TM) PRODUCTS AND OUR FAILURE TO DEVELOP ANY OF THESE CAPABILITIES WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

         We have only recently begun to manufacture and market prototype versions of our Kronos Air Technologies products and we have no experience manufacturing, marketing or distributing commercial quantities of our Kronos Air Technologies products. Kronos Air Technologies currently does not have any commercial-scale manufacturing facilities. Kronos Air Technologies does not have any relationships with third parties to contract manufacture, market or distribute the Kronos(TM) products. If Kronos Air Technologies is unable to acquire adequate manufacturing capabilities and hire sales and marketing personnel or if it cannot enter into satisfactory arrangements with third parties to manufacture, market and distribute the Kronos(TM) products on commercially reasonable terms, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects. There can be no assurance that we will be able to acquire adequate manufacturing capabilities and hire sales and marketing personnel or be able to enter into satisfactory arrangements with third parties to manufacture, market and distribute the Kronos(TM) products.


COMPETITION IN THE MARKET FOR AIR MOVEMENT AND PURIFICATION DEVICES MAY RESULT IN THE FAILURE OF THE KRONOS(TM) PRODUCTS TO ACHIEVE MARKET ACCEPTANCE

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

         We rely principally upon the services of our Board of Directors, senior executive management, and certain key employees, including the Kronos Air Technologies research team, the loss of whose services could have a material adverse effect upon our business and prospects. We are in the process of identifying suitable candidates for certain other senior management positions deemed essential to the future successful development of Kronos Air Technologies and the Kronos(TM) technology. Competition for appropriately qualified personnel is intense. Our ability to attract and retain highly qualified senior management and technical research and development personnel are believed to be an important element of our future success. Our failure to attract and retain such personnel may, among other things, limit the rate at which we can expand operations and achieve profitability. There can be no assurance that we will be able to attract and retain senior management and key employees having competency in those substantive areas deemed important to the successful implementation of our plans to fully capitalize on our investment in Kronos Air Technologies and the Kronos(TM) technology, and the inability to do so or any difficulties encountered by management in establishing effective working relationships among them may adversely affect our business and prospects. Currently, our Chief Executive Officer performs services pursuant to a consulting agreement. Currently, we do not carry key person life insurance for any of our directors, executive management, or key employees.


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

OUR FAILURE TO FILE FEDERAL AND STATE INCOME TAX RETURNS FOR CALENDAR YEARS 1997 THROUGH 2001 MAY RESULT IN THE IMPOSITION OF INTEREST AND PENALTIES

         We failed to file federal and state income tax returns for calendar years 1997 through 2001, respectively. We believe that we had operating losses for each year during the period 1997 through 2001, and that there are no expected income taxes due and owing for those years. We anticipate filing all past due returns by December 31, 2001. When filed, these returns could be subject to review and potential examination by the respective taxing authorities. Should any of these returns come under examination by federal or state authorities, our positions on certain income tax issues could be challenged. The impact, if any, of the potential future examination cannot be determined at this time. If our positions are successfully challenged, the results may have a material impact on our financial position and results of operations.

PART II


ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 6, 2001, we authorized the issuance of 238,806 common shares, valued at $.335 per share (the fair market value for our shares as of such date), at an aggregate value of $80,000, to Periopolis, Inc., in exchange for $80,000 cash.

         On July 20, 2001, we issued 250 common shares, valued at $.452 per share (the fair market value for our shares as of such date), at an aggregate value of $250 to an employee of TSET, as compensation.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  EXHIBITS

EXHIBIT
NO.            DESCRIPTION                                                 LOCATION
-------------- ----------------------------------------------------------- -------------------------------------------------
    2.1        Articles of Merger for Technology Selection, Inc. with      Incorporated by reference to Exhibit 2.1 to the
               the Nevada Secretary of State                               Registrant's Registration Statement on Form S-1
                                                                           filed on August 7, 2001 (the "REGISTRATION
                                                                           STATEMENT")

    3.1        Articles of Incorporation                                   Incorporated by reference to Exhibit 3.1 to the
                                                                           Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    3.2        Bylaws                                                      Incorporated by reference to Exhibit 3.2 to the
                                                                           Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    5.1        Opinion re: Legality                                        Incorporated by reference to Exhibit 5.1 to
                                                                           Amendment No. 1 to Form S-1 filed on October
                                                                           19, 2001

    10.1       Employment Agreement, dated April 16, 1999, by and          Incorporated by reference to Exhibit 10.1 to
               between TSET, Inc. and Jeffrey D. Wilson                    the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.2       Deal Outline, dated December 9, 1999, by and between        Incorporated by reference to Exhibit 10.2 to
               TSET, Inc. and Atomic Soccer, USA, Ltd.                     the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001


EXHIBIT
NO.            DESCRIPTION                                                 LOCATION
-------------- ----------------------------------------------------------- -------------------------------------------------

    10.3       Letter of Intent, dated December 27, 1999, by and between   Incorporated by reference to Exhibit 10.3 to
               TSET, Inc. and Electron Wind Technologies, Inc.             the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.4       Agreement, dated February 5, 2000, by and between           Incorporated by reference to Exhibit 10.4 to
               DiAural, LLC and EdgeAudio, LLC                             the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.5       Stock Purchase Agreement, dated March 6, 2000, by and       Incorporated by reference to Exhibit 10.5 to
               among TSET, Inc., Atomic Soccer USA, Ltd., Todd P.          the Registration Statement on Form S-1 filed on
               Ragsdale, James Eric Anderson, Jewel Anderson, Timothy      August 7, 2001
               Beglinger and Atomic Millennium Partners, LLC

    10.6       Acquisition Agreement, dated March 13, 2000, by and among   Incorporated by reference to Exhibit 10.6 to
               TSET, Inc., High Voltage Integrated, LLC, Ingrid            the Registration Statement on Form S-1 filed on
               Fuhriman, Igor Krichtafovitch, Robert L. Fuhriman and       August 7, 2001
               Alan Thompson

    10.7       Letter of Intent, dated April 18, 2000, by and between      Incorporated by reference to Exhibit 10.7 to
               TSET, Inc. and EdgeAudio.com, Inc.                          the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.8       Lease Agreement, dated May 3, 2000, by and between Kronos   Incorporated by reference to Exhibit 10.8 to
               Air Technologies, Inc. and TIAA Realty, Inc.                the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.9       Agreement and Plan of Reorganization, dated May 4, 2000,    Incorporated by reference to Exhibit 10.9 to
               by and among TSET, Inc., EdgeAudio.com, Inc., LYNK          the Registration Statement on Form S-1 filed on
               Enterprises, Inc., Robert Lightman, J. David Hogan, Eric    August 7, 2001
               Alexander and Eterna Internacional, S.A. de C.V.

    10.10      Letter Agreement, dated May 4, 2000, by and between TSET,   Incorporated by reference to Exhibit 10.10 to
               Inc. and Cancer Detection International, LLC                the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.11      Employment Agreement, dated May 19, 2000, by and between    Incorporated by reference to Exhibit 10.11 to
               TSET, Inc. and Richard A. Papworth                          the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.12      Finders Agreement, dated August 21, 2000, by and among      Incorporated by reference to Exhibit 10.12 to
               TSET, Inc., Richard F. Tusing and Daniel R. Dwight          the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.13      Contract Services Agreement, dated June 27, 2000, by and    Incorporated by reference to Exhibit 10.13 to
               between Chinook Technologies, Inc. and Kronos Air           the Registration Statement on Form S-1 filed on
               Technologies, Inc.                                          August 7, 2001

    10.14      Letter of Intent, dated July 17, 2000, by and between       Incorporated by reference to Exhibit 10.14 to
               Kronos Air Technologies, Inc. and Polus Technologies, Inc.  the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.15      Consulting Agreement, dated August 1, 2000, by and among    Incorporated by reference to Exhibit 10.15 to
               TSET, Inc., Richard F. Tusing and Daniel R. Dwight          the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.16      Preferred Stock Purchase Agreement, dated September 12,     Incorporated by reference to Exhibit 10.16 to
               2000, by and between EdgeAudio.com, Inc. and Bryan          the Registration Statement on Form S-1 filed on
               Holbrook                                                    August 7, 2001

    10.17      Shareholders Agreement, dated September 12, 2000, by and    Incorporated by reference to Exhibit 10.17 to
               among TSET, Inc., Bryan Holbrook and EdgeAudio.com, Inc.    the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

EXHIBIT
NO.            DESCRIPTION                                                 LOCATION
-------------- ----------------------------------------------------------- -------------------------------------------------

    10.18      Amendment to Agreement and Plan of Reorganization dated     Incorporated by reference to Exhibit 10.18 to
               September 12, 2000, by and among TSET, Inc.,                the Registration Statement on Form S-1 filed on
               EdgeAudio.com, Inc., LYNK Enterprises, Inc., Robert         August 7, 2001
               Lightman, J. David Hogan, Eric Alexander and Eterna
               Internacional, S.A. de C.V.

    10.19      Agreement Regarding Sale of Preferred Stock, dated          Incorporated by reference to Exhibit 10.19 to
               November 1, 2000, by and between EdgeAudio.com, Inc. and    the Registration Statement on Form S-1 filed on
               Bryan Holbrook                                              August 7, 2001

    10.20      Amendment to Subcontract, dated December 14, 2000,          Incorporated  by reference to Exhibit  10.20 to the
               by and between Bath Iron Works and High Voltage             Registration  Statement on Form S-1 filed on
               Integrated                                                  August 7, 2001

    10.21      Consulting Agreement, dated January 1, 2001, by and         Incorporated by reference to Exhibit 10.21 to
               between TSET, Inc. and Dwight, Tusing & Associates          the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.22      Employment Agreement, dated March 18, 2001, by and          Incorporated by reference to Exhibit 10.22 to
               between TSET, Inc. and Alex Chriss                          the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.23      Stock Option Agreement, dated April 9, 2001, by and         Incorporated by reference to Exhibit 10.23 to
               between TSET, Inc. and Jeffrey D. Wilson                    the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.24      Stock Option Agreement, dated April 9, 2001, by and         Incorporated by reference to Exhibit 10.24 to
               between TSET, Inc. and Jeffrey D. Wilson                    the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.25      Stock Option Agreement, dated April 9, 2001, by and         Incorporated by reference to Exhibit 10.25 to
               between TSET, Inc. and Daniel R. Dwight                     the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.26      Stock Option Agreement, dated April 9, 2001, by and         Incorporated by reference to Exhibit 10.26 to
               between TSET, Inc. and Richard F. Tusing                    the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.27      Stock Option Agreement, dated April 9, 2001, by and         Incorporated by reference to Exhibit 10.27 to
               between TSET, Inc. and Charles D. Strang                    the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.28      Stock Option Agreement, dated April 9, 2001, by and         Incorporated by reference to Exhibit 10.28 to
               between TSET, Inc. and Richard A. Papworth                  the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.29      Stock Option Agreement, dated April 9, 2001, by and         Incorporated by reference to Exhibit 10.29 to
               between TSET, Inc. and Richard A. Papworth                  the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.30      Stock Option Agreement, dated April 9, 2001, by and         Incorporated by reference to Exhibit 10.30 to
               between TSET, Inc. and Erik W. Black                        the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.31      Stock Option Agreement, dated April 9, 2001, by and         Incorporated by reference to Exhibit 10.31 to
               between TSET, Inc. and J. Alexander Chriss                  the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.32      Stock Option Agreement, dated April 9, 2001, by and         Incorporated by reference to Exhibit 10.32 to
               between TSET, Inc. and Charles H. Wellington                the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

EXHIBIT
NO.            DESCRIPTION                                                 LOCATION
-------------- ----------------------------------------------------------- -------------------------------------------------

    10.33      Stock Option Agreement, dated April 9, 2001, by and         Incorporated by reference to Exhibit 10.33 to
               between TSET, Inc. and Igor Krichtafovitch                  the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.34      Letter Agreement, dated April 10, 2001, by and between      Incorporated by reference to Exhibit 10.34 to
               TSET, Inc. and Richard A. Papworth                          the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.35      Letter Agreement, dated April 12, 2001, by and between      Incorporated by reference to Exhibit 10.35 to
               TSET, Inc. and Daniel R. Dwight and Richard F. Tusing       the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.36      Finders Agreement, dated April 20, 2001, by and between     Incorporated by reference to Exhibit 10.36 to
               TSET, Inc. and Bernard Aronson, d/b/a Bolivar               the Registration Statement on Form S-1 filed on
               International Inc.                                          August 7, 2001

    10.37      Indemnification Agreement, dated May 1, 2001, by and        Incorporated by reference to Exhibit 10.37 to
               between TSET, Inc. and Jeffrey D. Wilson                    the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.38      Indemnification Agreement, dated May 1, 2001, by and        Incorporated by reference to Exhibit 10.38 to
               between TSET, Inc. and Daniel R. Dwight                     the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.39      Indemnification Agreement, dated May 1, 2001, by and        Incorporated by reference to Exhibit 10.39 to
               between TSET, Inc. and Richard F. Tusing                    the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.40      Indemnification Agreement, dated May 1, 2001, by and        Incorporated by reference to Exhibit 10.40 to
               between TSET, Inc. and Charles D. Strang                    the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.41      Indemnification Agreement, dated May 1, 2001, by and        Incorporated by reference to Exhibit 10.41 to
               between TSET, Inc. and Richard A. Papworth                  the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.42      Indemnification Agreement, dated May 1, 2001, by and        Incorporated by reference to Exhibit 10.42 to
               between TSET, Inc. and Erik W. Black                        the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.43      Stock Option Agreement, dated May 3, 2001, by and between   Incorporated by reference to Exhibit 10.43 to
               TSET, Inc. and Jeffrey D. Wilson                            the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.44      Common Stock Purchase Agreement, dated June 19, 2001, by    Incorporated by reference to Exhibit 10.44 to
               and between TSET, Inc. and Fusion Capital Fund II, LLC      the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.45      Registration Rights Agreement, dated June 19, 2001, by      Incorporated by reference to Exhibit 10.45 to
               and between TSET, Inc. and Fusion Capital Fund II, LLC      the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.46      Mutual Release and Settlement Agreement, dated July 7,      Incorporated by reference to Exhibit 10.46 to
               2001, by and between TSET, Inc. and Foster & Price Ltd.     the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.47      Letter Agreement, dated July 9, 2001, by and between        Incorporated by reference to Exhibit 10.47 to
               TSET, Inc. and The Eagle Rock Group, LLC                    the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.48      Finders Agreement, dated July 17, 2001, by and between      Incorporated by reference to Exhibit 10.48 to
               TSET, Inc. and John S. Bowles                               the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.49      Warrant Agreement, dated July 16, 2001, by and between      Incorporated by reference to Exhibit 10.49 to
               TSET, Inc. and The Eagle Rock Group, LLC                    the Registration Statement on Form S-1 filed on
                                                                           August 7, 2001

    10.50      Agreement and Release, dated October 10, 2001, by and       Incorporated by reference to Exhibit 10.50 to
               between TSET, Inc. and Jeffrey D. Wilson                    the Registrant's Form 10-K for the year ended
                                                                           June 30, 2001 filed on October 15, 2001

EXHIBIT
NO.            DESCRIPTION                                                 LOCATION
-------------- ----------------------------------------------------------- -------------------------------------------------

    10.51      Promissory Note dated October 10, 2001 payable to Mr.       Incorporated by reference to Exhibit 10.51 to
               Jeffrey D. Wilson                                           the Registrant's Form 10-K for the year ended
                                                                           June 30, 2001 filed on October 15, 2001

    10.52      Consulting Agreement, dated October 10, 2001, by and        Incorporated by reference to Exhibit 10.52 to
               between TSET, Inc. and Jeffrey D. Wilson                    the Registrant's Form 10-K for the year ended
                                                                           June 30, 2001 filed on October 15, 2001

    10.53       Consulting Agreement, effective October 1, 2001,
                by and among Steven G. Martin and Joshua B. Scheinfeld     Provided herewith

    10.54       Letter Agreement dated November 13, 2001 by and between
                TSET, Inc. and Fusion Capital Fund II, LLC                 Provided herewith

    11.1       Statement re:  Computation of Earnings                      Not applicable

    27.1       Financial Data Schedule                                     Not applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   NOVEMBER 16, 2001        TSET, INC.

                                   By:  /s/ Daniel R. Dwight
                                        ----------------------------------------
                                         Daniel R. Dwight
                                         President and Chief Executive Officer