Form 10-Q
period 2001-12-31
TSET INC
filed 2002-02-14
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended DECEMBER 31, 2001

 Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


             For the transition period from __________ to __________

                          Commission File No. 000-30191

                                   TSET, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)

                   NEVADA                                                           87-0440410
                   ------                                                           ----------
(State of other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)


 464 Common Street, Suite 301, Belmont, MA                                            02478
 -----------------------------------------                                            -----
  (Address of principal executive offices)                                          (Zip Code)


Registrant's telephone number, including area code:                              (617) 993-9965
---------------------------------------------------                              --------------

      (1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

      (2)   has been subject to such filing requirements for the past 90 days.

                              /X/  Yes                          / /  No

      As of February 8, 2001, there were 37,602,284 shares outstanding of the issuer's common stock.

PART I


FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The following comprise our condensed (unaudited) consolidated financial statements for the three months and six months ended December 31, 2001.

                           TSET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 December 31,        June 30,
                                                     2001             2001
                                                --------------     -------------
ASSETS

CURRENT ASSETS
     Cash                                            $ 66,042         $ 32,619
     Accounts receivable, net                              -
     Prepaids and other current assets                140,594           37,679
                                                --------------     -------------
          TOTAL CURRENT ASSETS                        206,636           70,298
                                                --------------     -------------
 PROPERTY AND EQUIPMENT                                62,723           62,723
     Less: Accumulated Depreciation                   (25,681)         (18,016)
                                                --------------     -------------
          NET PROPERTY AND EQUIPMENT                   37,042           44,707
                                                --------------     -------------
 OTHER ASSETS
     Intangibles                                    2,347,053        2,431,524
     Deferred financing fees                          588,281          520,800
                                                --------------     -------------
          TOTAL OTHER ASSETS                        2,935,334        2,952,324
                                                --------------     -------------
 TOTAL ASSETS                                     $ 3,179,012      $ 3,067,329
                                                ==============     =============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
      Accounts payable                            $ 1,225,835        $ 323,045
      Accrued expenses                                821,836        1,284,268
      Notes payable, current portion                  427,114          313,900
                                                --------------     -------------
          TOTAL CURRENT LIABILITIES                 2,474,785        1,921,213
                                                --------------     -------------
 LONG TERM LIABILITIES
      Notes payable                                   270,000                -
                                                --------------     -------------
          TOTAL LONG TERM LIABILITIES                 270,000                -
                                                --------------     -------------
                                                --------------     -------------
 Net liabilities of discontinued operations           741,426          667,550
                                                --------------     -------------

                                                --------------     -------------
          TOTAL LIABILITIES                         3,486,211        2,588,763
                                                --------------     -------------
 REDEEMABLE WARRANTS                                  686,000                -

 SHAREHOLDERS' EQUITY
      Common stock, authorized 500,000,000             36,427           34,001
          shares of $.001 par value
      Capital in excess of par value               13,225,392       12,418,350
      Deferred equity compensation                          -
      Retained earnings (Accumulated deficit)     (14,255,018)     (11,973,785)
                                                --------------     -------------
          TOTAL SHAREHOLDERS' EQUITY                 (993,199)         478,566
                                                --------------     -------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 3,179,012      $ 3,067,329
                                                ==============     =============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                                TSET. INC. AND SUBSIDIARIES
                                                                                      INCOME STATEMENT

                                                  FOR THE THREE MONTHS ENDED DECEMBER 31,   FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                -----------------------------------------  ---------------------------------------
                                                            2001                2000                2001                 2000
                                                      (UNAUDITED)         (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
                                                      -------------       -------------       -------------       --------------
 Sales                                                 $     40,056        $          -        $     65,070         $          -

 Cost of sales                                               40,056                   -              50,070                    -
                                                       ------------        ------------        ------------         ------------

 Gross Margin                                                     -                   -              15,000                    -
                                                       ------------        ------------        ------------         ------------
 Selling, General and Administrative expenses:
      Compensation and benefits                              83,636             378,814             259,854              667,946
      Research and development                               48,643              59,300             138,834              111,867
      Professional services                                 880,559             267,584           1,525,376              287,082
      Depreciation and amortization                          71,674              76,677             143,347              153,354
      Other selling general & administrative expenses       128,433             161,468             195,145              256,720
                                                       ------------        ------------        ------------         ------------

 Total Selling, General and Administrative expenses       1,212,945             943,843           2,262,556            1,476,969
                                                       ------------        ------------        ------------         ------------

 Net Operating Income (Loss)                             (1,212,945)           (943,843)         (2,247,556)          (1,476,969)

 Other Income / (expense)                                     1,217               4,541               1,486                4,541

 Interest Expense                                           (16,871)                  -             (35,163)                   -

 Minority Interests                                               -                                       -
                                                       ------------        ------------        ------------         ------------

 Net Income (Loss) Before Taxes                        $ (1,228,599)       $   (939,302)       $ (2,281,233)        $ (1,472,428)

 Provision for Taxes                                              -                   -                   -                    -
                                                       ------------        ------------        ------------         ------------

 Net Income (Loss) from continuing operations            (1,228,599)           (939,302)         (2,281,233)          (1,472,428)
 Income (Loss) from discontinued operations, net of               -            (430,139)                  -             (790,495)
   income tax of $0
 Loss on disposal of discontinued operations, net of              -                   -                   -                    -
   income tax of $0

 Net Income (Loss)                                     $ (1,228,599)       $ (1,369,441)       $ (2,281,233)        $ (2,262,923)
                                                       =============       =============       =============        =============

 Basic Earnings (Loss) Per Share

      Income (loss) from continuing operations                (0.03)              (0.03)              (0.07)               (0.05)
      Loss from discontinued operations                           -               (0.01)                  -                (0.03)
                                                       ------------        ------------        ------------         ------------

      Net Income (loss)                                $      (0.03)       $      (0.04)       $      (0.07)        $      (0.08)
                                                       =============       =============       =============        =============

 Diluted Earnings (Loss) Per Share
      Income (loss) from continuing operations                (0.03)              (0.03)              (0.07)               (0.05)
      Loss from discontinued operations                           -               (0.01)                  -                (0.03)
                                                       ------------        ------------        ------------         ------------

      Net Income (loss)                                $      (0.03)       $      (0.04)       $      (0.07)        $      (0.08)
                                                       =============       =============       =============        =============

      The accompanying notes are an integral part of these financial statements.

                           TSET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the six months ended December 31,
                                                                  ----------------------------------------------
                                                                         2001                         2000
                                                                      (Unaudited)                  (Unaudited)
                                                                  -----------------             ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss from continuing operations                          $    (2,281,233)              $   (1,472,428)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operations:
        Depreciation and amortization                                     143,347                      153,354
        Common stock issued for compensation/services                     788,361                        6,560
     Change In:
        Accounts receivable                                                     -                        6,000
        Prepaid expenses and other assets                                (170,396)                        (489)
        Accounts payable                                                  902,790                      227,943
        Accrued expenses and other liabilities                           (112,432)                      57,144
                                                                  -----------------             ----------------
           Net cash (used in) provided by continuing operations          (729,563)                  (1,021,916)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment                                     -                      (21,886)
        Investment in patent protection                                   (51,211)                           -
        Investment in discontinued operations                              73,876                     (403,487)
                                                                  -----------------             ----------------
           Net cash (used in) provided by investing activities             22,665                     (425,373)
                                                                  -----------------             ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Issuance of common stock                                          707,107                    1,344,340
        Proceeds from short-term borrowings                                33,214                            -
        Repayments of short-term borrowings                                     -                            -
                                                                  -----------------             ----------------
           Net cash (used in) provided by financing Activities            740,321                    1,344,340
                                                                  -----------------             ----------------
NET (DECREASE) INCREASE IN CASH                                            33,423                     (102,949)

CASH
     Beginning of period                                                   32,619                      102,949
                                                                  -----------------             ----------------
     End of period                                                $        66,042               $            -
                                                                  =================             ================

Supplemental schedule of non-cash investing and financing activities:

     Debt satisfied with stock                                    $       100,000                $     419,143
     Note payable issued in satisfaction of accrued liabilities   $       350,000

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

                           TSET, INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                     Retained
                                                                Common Stock         Capital in      Earnings        Total
                                                            --------------------    Excess of Par  (Accumulated    Shareholders'
                                                              Shares      Amount        Value        Deficit)     Equity (Deficit)
                                                            ----------------------------------------------------------------------
 BALANCE at June 30, 2001                                   34,000,978    $ 34,001  $ 12,418,350  $ (11,973,785)       $ 478,566
   Shares issued on July 6, 2001 for cash                      238,806         239        79,761                          80,000
   Shares issued on July 20, 2001 as compensation                  250           -           113                             113
   Shares issued on October 1, 2001 for consulting services    360,000         360       100,440                         100,800
   Shares issued on October 1, 2001 as compensation              2,250           2         1,446                           1,448
   Shares issued on October 1, 2001 for cash                 1,000,000       1,000       446,982                         447,982
   Shares issued on November 30, 2001 for cash                 100,000         100        23,400                          23,500
   Shares issued on December 10, 2001 for cash                  50,000          50        10,950                          11,000
   Shares issued on December 12, 2001 for cash                 100,000         100        20,900                          21,000
   Shares issued on December 13, 2001 for cash                  75,000          75        16,050                          16,125
   Shares issued on December 14, 2001 for cash                 500,000         500       107,000                         107,500
   Net loss for the period ended December 31, 2001                                                  (2,281,233)       (2,281,233)
                                                             --------------------------------------------------------------------
 BALANCE at December 31, 2001                               36,427,284    $ 36,427  $ 13,225,392  $ (14,255,018)      $ (993,199)
                                                            =====================================================================






 The accompanying notes are an integral part of this financial statement.

                           TSET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ACCOUNTING MATTERS

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three-month and six-month periods ended December 31, 2001 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2002.

     These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Aperion Audio, Inc. is disclosed as discontinued operations in these financial statements.

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

NOTE 2 -- INCOME TAXES

      The composition of deferred tax assets and the related tax effects at December 31 and June 30, 2001 are as follows:

                                           December 31, 2001    June 30, 2001
                                           -----------------    -------------
Benefit from carryforward of net
  operating losses                         $      2,710,439     $   2,225,520
Other temporary differences                       1,008,189         1,008,189
Less:
  Valuation allowance                            (3,718,628)       (3,233,709)
                                             ---------------    --------------
  Net deferred tax asset                   $              -     $           -
                                           =================    ==============

      The other temporary differences shown above relate primarily to loss on discontinued operations, impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                       December 31, 2001            June 30, 2001
                                  ------------------------------------------------------
                                                % of pre-tax              % of pre-tax
                                     Amount         Loss       Amount        Loss
                                  ------------------------------------------------------
Benefit for income tax at
  federal statutory rate            $  775,619         34.0%  $ 3,374,793        34.0%
Non-deductible expenses              (290,700)       (12.7)%    (357,007)       (3.6)%
Disposed subsidiary NOL                      -            -     (578,370)       (5.2)%
Increase in valuation allowance      (484,920)       (21.3)%  (2,439,416)      (24.6)%
                                  ------------------------------------------------------
                                    $       -           0.0%  $        -          0.0%
                                  ======================================================

      The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

      At December 31, 2001, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $7.2 million of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2023 and could be subject to limitations if significant ownership changes occur in the Company. Of the $7.2 million of unused net operating losses noted above, approximately $153,000 relates to losses incurred by the Company's subsidiary, EdgeAudio. In fiscal years prior to June 30, 2000, EdgeAudio did not file its tax returns on a consolidated basis with the Company. Accordingly, the $153,000 loss incurred by EdgeAudio is further subject to separate limitations that restrict the ability of the Company to use such losses.


NOTE 3 - SEGMENTS OF BUSINESS

      The Company operates principally in one segment of business: The Kronos segment licenses, manufactures and distributes air movement and purification devices utilizing the Kronos(TM) technology. All other segments have been disposed of or discontinued. In the six months ended December 31, 2001, the Company operated only in the U.S.


NOTE 4 - EARNINGS PER SHARE

      As of December 31, 2001, there were outstanding options to purchase 1,923,975 shares of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.


NOTE 5 - DISCONTINUED OPERATIONS

      In early January 2001, management committed to a formal plan of action to sell or otherwise dispose of Atomic Soccer. Agreement was reached with a buyer group, that included current and former Atomic Soccer management, to sell them the outstanding shares of common stock of Atomic Soccer for $1,000. The transaction was effective on April 11, 2001. On September 14, 2001 the board approved a formal plan of action to sell or otherwise dispose of Aperion Audio (formerly EdgeAudio). The Company has accrued $150,000 for anticipated operating loses during the phase-out period. As a result, both Atomic Soccer and Aperion are included in the financial statements as discontinued operations.

      The Company's audited consolidated financial statements for all periods have been reclassified to report separately results of operations and operating cash flows from continuing operations and the discontinued operations. The net revenues are included in the financial statements under Net Income (Loss) from Discontinued Operations. The assets and liabilities of Aperion at December 31, 2001 are included in the balance sheet Net Liabilities of Discontinued Operations. Net assets of discontinued operations at December 31, 2001 and operating results of discontinued operations for the six-months ended December 31, are as follows:

                   Net Liabilities of Discontinued Operations

                                             Aperion Audio
                                             -------------
              Current Assets                  $   422,541
              Net Property and Equipment           46,268
              Current Liabilities               (682,893)
              Minority Interest                 (527,342)
                                              -----------
              Net Assets (Liabilities)        $ (741,426)
                                              ===========

                  Operating Resulting of Discontinued Operations:

                                   For the six months ended December 31,

                                 2001                     2000
                               ---------  -------------------------------------
                               Aperion      Atomic      Aperion       Total
                               ---------  ----------   ----------   -----------

     Sales                    $  410,512  $  466,565   $  368,225   $   834,790
     Cost of Sales             (143,816)   (295,177)    (191,222)     (486,399)
     Depn and Amort              (6,618)   (143,598)    (129,868)     (273,466)
     General and Admin         (356,892)   (266,397)    (645,628)     (912,025)
                               ---------  ----------   ----------   -----------
     Operating Income (Loss)    (96,813)   (238,607)    (598,423)     (837,100)
     Other Income                 21,360         735            -           735
     Interest Expense           (16,247)    (42,357)      (6,873)      (49,230)
     Provision for Future
       Operating Losses           73,361           -            -             -
     Minority Interest            18,340           -       95,100        95,100
                               ---------  ----------   ----------   -----------
     Income (Loss) Pre-Tax             0   (280,229)    (510,266)     (790,495)
     Income Taxes                      -           -            -             -
     Loss From Discontinued
       Operations             $        0  $(280,229)   $(510,266)    $(790,495)
                               =========  ==========   ==========   ===========


NOTE 6 - NOTES PAYABLE

      On October 15, 2001, the Company entered into an agreement with Jeffrey D. Wilson pursuant to which the Company issued a promissory note for compensation which was accrued but not paid to him during the time he served as an executive officer of the Company. The amount of the note is $350,000 and is disclosed in the financial statements as follows:

                  Notes payable, current portion      $  80,000
                  Notes payable                         270,000
                                                      ---------
                  Total note payable                   $350,000
                                                      =========

NOTE 7 - ISSUANCE OF WARRANTS

      On July 9, 2001, the Company signed an agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group will work with the Kronos Air Technologies team to fully develop and capitalize the KronosTM technology.

      Pursuant to the agreement that we entered into with The Eagle Rock Group, we issued to The Eagle Rock Group a ten-year warrant granting them the right to purchase 1,400,000 shares of our common stock at an exercise price of $0.68 per share. The warrant was valued at $686,000 using the Black-Scholes option valuation mode and was initially recorded as deferred equity compensation to amortized into current period professional services expense at a rate of $137,200 per month over 5 months. Amortization for the three-months and six-months ended December 31, 2001 was $274,400 and $411,600, respectively. The shares underlying the warrant have piggy-back and demand registration rights, as well as subscription rights in the event that we issue any rights to all of our stockholders to subscribe for shares of our common stock. In addition, the warrant contains redemption rights in the event that we enter into a transaction that results in a change of control of our company.


NOTE 8 - SUBSEQUENT EVENTS

     On January 11, 2002, Aperion Audio, Inc. (f/k/a EdgeAudio.com, Inc.), a company to which TSET owns common shares, initiated arbitration in a dispute over the Agreement and Plan of Reorganization between the parties. Aperion Audio, Inc. requests damages of $213,900 plus consequential damages. Discovery is ongoing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      INTRODUCTORY STATEMENTS


      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      This filing contains forward-looking statements, including statements regarding, among other things: (a) the growth strategies of TSET, Inc., d/b/a Kronos Advanced Technologies (the "Company" or "Kronos"); (b) anticipated trends in our Company's industry; (c) our Company's future financing plans; and (d) our Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on our Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond our Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. Our Company does not undertake any obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect any future events or circumstances.

      GENERAL

     Historically, we had been seeking select business opportunities globally among a wide range of prospects. Over the past two years, we made several investments, including Kronos Air Technologies, Inc. and EdgeAudio.com, Inc. After further evaluation of these investments, we believe our investment in and the full development of Kronos Air Technologies and the KronosTM technology represents the single best opportunity for us. As a result, we have prioritized our management and financial resources to fully capitalize on this investment opportunity. Effective October 10, 2001, Jeffrey D. Wilson resigned as Chairman of the Board and Chief Executive Officer of the Company, as well as Chairman of the Board of Kronos Air Technologies and EdgeAudio, respectively. Effective December 31, 2001, Erik W. Black resigned as Executive Vice-President of the Company. Messrs. Wilson and Black remain as directors of the Company. Effective November 15, 2001, Daniel R. Dwight was appointed President and Chief Executive Officer of Kronos. A more detailed explanation of Kronos Air Technologies and the current status of EdgeAudio and the other investments made by us are discussed below.

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

      Based on our decision to focus our resources on Kronos Air Technologies, several actions were taken, most of which impacted the results of operations. On April 11, 2001, we sold Atomic Soccer. The sale resulted in a loss of $2,297,000. During our fourth quarter of 2001, we determined that the assets of EdgeAudio were impaired and we recognized an impairment loss of $2,294,000. On September 14, 2001, the board authorized management to pursue a formal plan for disposal of EdgeAudio. The anticipated loss from operations during the phase-out period is $150,000. We do not anticipate a loss on the sale of EdgeAudio. Based upon our decision to discontinue development of Cancer Detection International and, we have recognized an impairment loss of the remaining goodwill of $273,000 associated with that investment.

     On January 18, 2002, we began trading shares of our common stock under a new ticker symbol (KNOS). At the same time, we announced that our Company will be doing business under the name of Kronos Advanced Technologies, Inc. We anticipate asking our shareholders to vote for the approval of an amendment to our Articles of Incorporation for a name change of our Company to Kronos Advanced Technologies at our annual meeting in 2002.

      Kronos Air Technologies is focused on the development and commercialization of an air movement and purification technology known as KronosTM that is more fully described below. The KronosTM technology operates through the application of high-voltage management across paired electrical grids that creates an ion exchange which move air and gases at high velocities while removing odors, smoke, and particulates, as well as killing pathogens, including bacteria. We believe the technology is cost-effective and is more energy-efficient than current alternative fan and filter technologies. KronosTM has multiple U.S. and international patents pending.

     The KronosTM device is comprised of state-of-the-art high-voltage electronics and electrodes attached to one or more sets of corona and target electrodes housed in a self-contained casing. The device can be flexible in size, shape and capacity and can be used in embedded electronic devices, standalone room devices, and integrated HVAC and industrial applications. The KronosTM device has no moving parts or degrading elements and is composed of cost-effective, commercially available components.

      The KronosTM technology combines the benefits of silent air movement, air cleaning, and odor removal. Because the KronosTM air movement system is a silent, non-turbulent, and energy-efficient air movement and cleaning system, we believe that it is ideal for air circulation, cleaning and odor removal in all types of buildings as well as compact, sealed environments such as airplanes, submarines and cleanrooms. Additionally, because it has no moving parts or fans, a KronosTM device can instantly block or reverse the flow of air between adjacent areas for safety in hazardous or extreme circumstances.

      The U.S. Department of Defense and Department of Energy have provided Kronos Air Technologies with various grants and contracts to develop, test and evaluate the KronosTM technology. Since May 2001, the total potential value of Small Business Innovation Research (SBIR) contracts awarded to Kronos Air Technologies has been $1.7 million. In December 2001, Kronos Air Technologies was awarded an SBIR contract sponsored by the U.S. Army. This contract is potentially worth up to $850,000 in product development and testing support for Kronos Air Technologies. Phase One of the contract is worth up to $120,000 in funding to investigate and analyze the feasibility of the KronosTM technology to reduce humidity in heating, ventilation and air conditioning (HVAC) systems. Dehumidification is essential to making HVAC systems more energy efficient.
Phase Two of the contract is worth up to $730,000 in additional funding for product development and testing.

      In May 2001, Kronos Air Technologies was awarded its first SBIR contract sponsored by the U.S. Navy. That contract is potentially worth $837,000 in product development and testing support. The first phase of the contract is worth up to $87,000 in funding for manufacturing and testing prototype devices for air movement and ventilation onboard naval vessels. The second phase of the contract is worth up to $750,000 in additional funding. In January 2002, Kronos Air Technologies received a Phase II invitation letter for this grant with a potential $750,000 commitment. The KronosTM devices manufactured under this contract will be embedded in an existing HVAC systems to move air more efficiently than the traditional, fan based technology.


      RESULTS OF OPERATIONS

      The Company's net loss from continuing operations for the current year second quarter and six months was $1.2 million and $2.3 million, respectively, compared with a net loss of $0.9 million and $1.5 million for the corresponding periods of the prior year. The increase in the net loss was the result of increased professional fees and consulting services offset by a decrease in salaries and other general and administrative expenses.

      REVENUE. Revenues are generated through sales of KronosTM devices at Kronos Air Technologies, Inc. Revenue for the current year second quarter was $40,000 and for the current year six months was $65,000. No revenue was recorded during the corresponding periods of the prior year. These revenues were primarily from our U.S. Navy Small Business Innovative Research contract.

     COST OF SALES. Cost of sales for the current year second quarter was $40,000 and $50,000 for the current year six months, respectively. Cost of sales is primarily research and development costs associated with our U.S. Navy Small Business Innovative Research contract.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative expenses in the current year second quarter and six months increased $269,000 and $786,000, respectively, to $1.2 million and $2.3 million. The increase in the current year second quarter was primarily due to non-cash stock warrants to the Eagle Rock Group of $411,600, non-cash stock options/grants of $25,000 and cash-based fees paid/accrued to management consultants, legal and accounting professionals engaged by the company of $176,000. This was partially offset by a reduction in payroll and related costs of $291,000. The increase for the current year six months was primarily due to non-cash stock warrants to the Eagle Rock Group of $686,000, non-cash stock options/grants of $56,000 and cash-based fees paid/accrued to management consultants, legal and accounting professionals engaged by the company of $496,000. This was partially offset by a reduction in payroll and related costs of $418,000 and a reduction in travel related costs of $63,000.

      CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001

      Our total assets at December 31, 2001 were $3.2 million compared with $3.1 million at June 30, 2001, an increase of $100,000. Total assets at December 31, 2001 were comprised primarily of $2.4 million of patents/intellectual property and $588,000 of deferred financing fees. Total assets at June 30, 2001 were comprised primarily of $2.4 million of patents/intellectual property and $520,800 of deferred financing fees. Total current assets at December 31, 2001 and June 30, 2001 were $206,000 and $70,000, respectively, while total current liabilities for those same periods were $2.5 million and $1.9 million, respectively, creating a working capital deficit of $2.3 million and $1.9 million at each respective period end. This working capital deficit is primarily due to accrued expenses for compensation, management consulting and other professional services. Shareholders' equity as of December 31, 2001 and June 30, 2001 was $(993,000) and $479,000, respectively, representing a decrease of $1.4 million. The decrease in shareholders' equity is primarily the result of incurring a $2.3 million loss from continuing operations for the six months ended December 31, 2001, partially offset through the sale and issuance of $809,000 of common stock.


      LIQUIDITY AND CAPITAL RESOURCES

     Historically we have relied principally on the sale of common stock to finance our operations. Going forward, in addition to continued sales of common stock, we plan to rely on the proceeds from Small Business Innovation Research
(SBIR) contracts with the U.S. Navy and Army as well as other government contracts and grants, and cash flow generated from the sale of KronosTM devices. We have also entered into a common stock purchase agreement with Fusion Capital under which we have the right, subject to certain conditions, to draw down approximately $12,500 per day from the sale of common stock to Fusion Capital. The SBIR contracts are potentially worth up to $1.7 million in product development and testing support for Kronos Air Technologies. The first phase of the contracts is worth up to $207,000 in funding. If awarded to Kronos Air Technologies, the second phase of the contracts would be worth up to $1.5 million in additional funding. In January 2002, Kronos Air Technologies received a Phase II invitation letter for this grant with a potential $750,000 commitment.

      Net cash flow used on operating activities was $1.1 million for the current year six months. We were able to satisfy some of our cash requirements for this period through the issuance and sale of our common stock.

      On June 19, 2001, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to the common stock purchase agreement, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $12,500 of our common stock or an aggregate of $10.0 million. The $10.0 million of our common stock is to be purchased over a 40-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of our common stock without any fixed discount to the then-current market price. On November 13, 2001, the common stock purchase agreement was amended to establish a floor price. Fusion Capital is obligated to purchase shares under the agreement as long as the share price exceeds a floor of $0.25. We plan to draw down as much as $3.0 million annually from Fusion Capital which management believes should more than offset our operating cash flow deficits. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital.


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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

      We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net operating loss of $2.2 million for the current year six months. We have incurred net losses from continuing operations of $3.6 million and $1.4 million for the fiscal years ended June 31, 2001 and 2000. We have incurred net losses from continuing operations of $1.2 million for the three months ended December 31, 2001. We have incurred annual operating losses of $9.9 million, $2.0 million and $52,000 respectively, during the past three fiscal years of operation. As a result, at December 31, 2001 and June 30, 2001 we had an accumulated deficit of $14.3 million and $12.0 million, respectively. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our KronosTM technology. No assurances can be given when this will occur or that we will ever be profitable.

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


WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS

      At December 31, 2001 we had a working capital deficit of $2.3 million. At June 30, 2001 we had a working capital deficit of $1.9 million. The independent auditor's report for the years ended June 30, 2001 and June 30, 2000, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had an operating cash flow deficit of $11,000 in 1999, an operating cash flow deficit of $288,000 in 2000 and an operating cash flow deficit of $1.6 million in 2001. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

      We only have the right to receive $12,500 per trading day under the common stock purchase agreement unless our stock price equals or exceeds $3.00, in which case the daily amount may be increased at our option. Since we initially registered 5,000,000 shares for sale by Fusion Capital pursuant to the common stock purchase agreement, the selling price of our common stock to Fusion Capital will have to average at least $2.00 per share for us to receive the maximum proceeds of $10,000,000 without registering additional shares of common stock or filing a post-effective amendment with respect to the number of shares registered. On November 13, 2001, Fusion Capital established a floor price of $0.25 under the common stock purchase agreement. Fusion Capital, therefore, has no obligation to purchase shares under the common stock purchase agreement if the price would be less than the floor price. Assuming a purchase price of $0.25 per share (the floor price) and the purchase by Fusion Capital of the full 5,000,000 shares under the common stock purchase agreement, proceeds to us would only be $1,250,000 unless we choose to register more than 5,000,000 shares, which we have the right, but not the obligation, to do. The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our KronosTM air movement and purification systems. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive and if we are unable to commercialize and sell the products or technologies of our subsidiaries, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the common stock purchase agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

WE HAVE VERY LIMITED SALES AND MARKETING CAPABILITIES FOR OUR KRONOSTM PRODUCTS AND OUR FAILURE TO DEVELOP ANY OF THESE CAPABILITIES WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

      We have no experience marketing or distributing commercial quantities of our Kronos Air Technologies' products. Kronos Air Technologies does not have any relationships with third parties to market or distribute the KronosTM products. If Kronos Air Technologies is unable to hire sales and marketing personnel or if it cannot enter into satisfactory arrangements with third parties to market and distribute the KronosTM products on commercially reasonable terms, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects. There can be no assurance that we will be able to hire sales and marketing personnel or be able to enter into satisfactory arrangements with third parties to market and distribute the KronosTM products.


COMPETITION IN THE MARKET FOR AIR MOVEMENT AND PURIFICATION DEVICES MAY RESULT IN THE FAILURE OF THE KRONOSTM PRODUCTS TO ACHIEVE MARKET ACCEPTANCE

      Kronos Air Technologies presently faces competition from other companies that are developing or that currently sell air movement and purification devices. Many of these competitors have substantially greater financial, research and development, manufacturing, and sales and marketing resources than we do. Many of the products sold by Kronos Air Technologies' competitors already have brand recognition and established positions in the markets that we have targeted for penetration. There can be no assurance that the KronosTM products will compete favorably with the products sold by our competitors.


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

      We rely principally upon the services of our Board of Directors, senior executive management, and certain key employees, including the Kronos Air Technologies research team, the loss of whose services could have a material adverse effect upon our business and prospects. Competition for appropriately qualified personnel is intense. Our ability to attract and retain highly qualified senior management and technical research and development personnel are believed to be an important element of our future success. Our failure to attract and retain such personnel may, among other things, limit the rate at which we can expand operations and achieve profitability. There can be no assurance that we will be able to attract and retain senior management and key employees having competency in those substantive areas deemed important to the successful implementation of our plans to fully capitalize on our investment in Kronos Air Technologies and the KronosTM technology, and the inability to do so or any difficulties encountered by management in establishing effective working relationships among them may adversely affect our business and prospects. Currently, we do not carry key person life insurance for any of our directors, executive management, or key employees.

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


OUR FAILURE TO FILE FEDERAL AND STATE INCOME TAX RETURNS FOR CALENDAR YEARS 1997 THROUGH 2001 MAY RESULT IN THE IMPOSITION OF INTEREST AND PENALTIES

      We failed to file federal and state income tax returns for calendar years 1997 through 2000, respectively. We believe that we had operating losses for each year during the period 1997 through 2000, and that there are no expected income taxes due and owing for those years. We anticipate filing these returns in 2002. When filed, these returns could be subject to review and potential examination by the respective taxing authorities. Should any of these returns come under examination by federal or state authorities, our positions on certain income tax issues could be challenged. The impact, if any, of the potential future examination cannot be determined at this time. If our positions are successfully challenged, the results may have a material impact on our financial position and results of operations.

PART II


ITEM 1.     LEGAL PROCEEDINGS

      On February 2, 2001, we initiated legal proceedings in Clackamas County, Oregon against W. Alan Thomson, Ingrid T. Fuhriman, and Robert L. Fuhriman II, each of whom were formerly executive officers and members of the Board of Directors of Kronos Air Technologies. This suit alleges breach of fiduciary duties and breach of contract by these individuals, and seeks, among other things, relief of claims. Thomson, Fuhriman and Fuhriman have filed for enforcement of their respective employment agreements and related damages. Pursuant to those agreements, the proceedings have been moved into arbitration in King County, Washington, and arbitrators have been selected. Discovery is ongoing.

     On January 11, 2002, Aperion Audio, Inc. (f/k/a EdgeAudio.com, Inc.), a company to which Kronos Advanced Technologies owns common shares, initiated arbitration in a dispute over the Agreement and Plan of Reorganization between the parties. Aperion Audio, Inc. requests damages of $213,900 plus consequential damages. Discovery is ongoing.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      On October 1, 2001, we authorized the issuance of 360,000 common shares pursuant to a consulting agreement, valued at $.28 per share (the fair market value for our shares as of such date), at an aggregate value of $100,800, to Fusion Capital LLC, in exchange for consulting services.

      On October 1, 2001, we authorized the issuance of 1,000,000 common shares pursuant to a pledge, valued at $.448 per share, at an aggregate value of $447,982, to Fusion Capital, LLC, in exchange for $447,982 cash.

      On October 1, 2001, we issued 2,250 common shares, valued $.452 per share (the fair market value for 1,000 of our shares on April 9, 2001 and 1,250 of our shares on September 7, 2001), at an aggregate value of $1.447.50, to an employee of the Company, as compensation.

      From November 30, 2001 through December 14, 2001, we issued 825,000 common shares, at an average value of $0.21712 per share, at an aggregate value of $179,125, to Fusion Capital, LLC pursuant to the Common Stock Purchase Agreement between our Company and Fusion Capital, in exchange for $179,125 in cash.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.


ITEM 5.     EXHIBITS

EXHIBIT
NO.         DESCRIPTION                              LOCATION
---------   ----------------------------------       ---------------------------------
   2.1      Articles of Merger for Technology        Incorporated by reference to
            Selection, Inc. with the Nevada          Exhibit 2.1 to the Registrant's
            Secretary of State                       Registration Statement on Form
                                                     S-1 filed on August 7, 2001 (the
                                                     "REGISTRATION STATEMENT")
                                                      ----------------------
   3.1      Articles of Incorporation                Incorporated by reference to
                                                     Exhibit 3.1 to the Registration
                                                     Statement on Form S-1 filed on
                                                     August 7, 2001




EXHIBIT
NO.         DESCRIPTION                              LOCATION
---------   ----------------------------------       ---------------------------------

   3.2      Bylaws                                   Incorporated by reference to
                                                     Exhibit 3.2 to the Registration
                                                     Statement on Form S-1 filed on
                                                     August 7, 2001

   5.1      Opinion re: Legality                     Incorporated by reference to
                                                     Exhibit 5.1 to Amendment No. 1
                                                     to Form S-1 filed on October 19,
                                                     2001

   10.1     Employment Agreement, dated April 16,    Incorporated by reference to
            1999, by and between TSET, Inc. and      Exhibit 10.1 to the Registration
            Jeffrey D. Wilson                        Statement on Form S-1 filed on
                                                     August 7, 2001

   10.2     Deal Outline, dated December 9, 1999,    Incorporated by reference to
            by and between TSET, Inc. and Atomic     Exhibit 10.2 to the Registration
            Soccer, USA, Ltd.                        Statement on Form S-1 filed on
                                                     August 7, 2001

   10.3     Letter of Intent, dated December 27,     Incorporated by reference to
            1999, by and between TSET, Inc. and      Exhibit 10.3 to the Registration
            Electron Wind Technologies, Inc.         Statement on Form S-1 filed on
                                                     August 7, 2001

   10.4     Agreement, dated February 5, 2000, by    Incorporated by reference to
            and between DiAural,  LLC and            Exhibit 10.4 to the Registration
            EdgeAudio, LLC                           Statement on Form S-1 filed on
                                                     August 7, 2001

   10.5     Stock Purchase Agreement, dated March    Incorporated by reference to
            6, 2000, by and among TSET, Inc.,        Exhibit 10.5 to the Registration
            Atomic Soccer USA, Ltd., Todd P.         Statement on Form S-1 filed on
            Ragsdale, James Eric Anderson, Jewel     August 7, 2001
            Anderson, Timothy Beglinger and Atomic
            Millennium Partners, LLC

   10.6     Acquisition Agreement, dated March 13,   Incorporated by reference to
            2000, by and among TSET, Inc., High      Exhibit 10.6 to the Registration
            Voltage Integrated, LLC, Ingrid          Statement on Form S-1 filed on
            Fuhriman, Igor Krichtafovitch, Robert    August 7, 2001
            L. Fuhriman and Alan Thompson

   10.7     Letter of Intent, dated April 18, 2000,  Incorporated by reference to
            by and between TSET, Inc. and            Exhibit 10.7 to the Registration
            EdgeAudio.com, Inc.                      Statement on Form S-1 filed on
                                                     August 7, 2001

   10.8     Lease Agreement, dated May 3, 2000, by   Incorporated by reference to
            and between Kronos Air Technologies,     Exhibit 10.8 to the Registration
            Inc. and TIAA Realty, Inc.               Statement on Form S-1 filed on
                                                     August 7, 2001

   10.9     Agreement and Plan of Reorganization,    Incorporated by reference to
            dated May 4, 2000, by and among TSET,    Exhibit 10.9 to the Registration
            Inc., EdgeAudio.com, Inc., LYNK          Statement on Form S-1 filed on
            Enterprises, Inc., Robert Lightman, J.   August 7, 2001
            David Hogan, Eric Alexander and Eterna
            Internacional, S.A. de C.V.

   10.10    Letter Agreement, dated May 4, 2000, by  Incorporated by reference to
            and between TSET, Inc. and Cancer        Exhibit 10.10 to the
            Detection International, LLC             Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.11    Employment Agreement, dated May 19,      Incorporated by reference to
            2000, by and between TSET, Inc. and      Exhibit 10.11 to the
            Richard A. Papworth                      Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.12    Finders Agreement, dated August 21,      Incorporated by reference to
            2000, by and among TSET, Inc., Richard   Exhibit 10.12 to the
            F. Tusing and Daniel R. Dwight           Registration Statement on Form
                                                     S-1 filed on August 7, 2001

EXHIBIT
NO.         DESCRIPTION                              LOCATION
---------   ----------------------------------       ---------------------------------

   10.13    Contract Services Agreement, dated June  Incorporated by reference to
            27, 2000, by and between Chinook         Exhibit 10.13 to the
            Technologies, Inc. and Kronos Air        Registration Statement on Form
            Technologies, Inc.                       S-1 filed on August 7, 2001

   10.14    Letter of Intent, dated July 17, 2000,   Incorporated by reference to
            by and between Kronos Air Technologies,  Exhibit 10.14 to the
            Inc. and Polus Technologies, Inc.        Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.15    Consulting Agreement, dated August 1,    Incorporated by reference to
            2000, by and among TSET, Inc., Richard   Exhibit 10.15 to the
            F. Tusing and Daniel R. Dwight           Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.16    Preferred Stock Purchase Agreement,      Incorporated by reference to
            dated September 12, 2000, by and         Exhibit 10.16 to the
            between EdgeAudio.com, Inc. and Bryan    Registration Statement on Form
            Holbrook                                 S-1 filed on August 7, 2001

   10.17    Shareholders Agreement, dated September  Incorporated by reference to
            12, 2000, by and among TSET, Inc.,       Exhibit 10.17 to the
            Bryan Holbrook and EdgeAudio.com, Inc.   Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.18    Amendment to Agreement and Plan of       Incorporated by reference to
            Reorganization dated September 12,       Exhibit 10.18 to the
            2000, by and among TSET, Inc.,           Registration Statement on Form
            EdgeAudio.com, Inc., LYNK Enterprises,   S-1 filed on August 7, 2001
            Inc., Robert Lightman, J. David Hogan,
            Eric Alexander and Eterna
            Internacional, S.A. de C.V.

   10.19    Agreement Regarding Sale of Preferred    Incorporated by reference to
            Stock, dated November 1, 2000, by and    Exhibit 10.19 to the
            between EdgeAudio.com, Inc. and Bryan    Registration Statement on Form
            Holbrook                                 S-1 filed on August 7, 2001

   10.20    Amendment to Subcontract,  dated         Incorporated by reference to
            December 14, 2000, by and between Bath   Exhibit 10.20 to the
            Iron Works and High  Voltage             Registration Statement on
            Integrated                               Form S-1 filed on
                                                     August 7, 2001

   10.21    Consulting Agreement, dated January 1,   Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.21 to the
            Dwight, Tusing & Associates              Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.22    Employment Agreement, dated March 18,    Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.22 to the
            Alex Chriss                              Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.23    Stock Option Agreement, dated April 9,   Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.23 to the
            Jeffrey D. Wilson                        Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.24    Stock Option Agreement, dated April 9,   Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.24 to the
            Jeffrey D. Wilson                        Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.25    Stock Option Agreement, dated April 9,   Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.25 to the
            Daniel R. Dwight                         Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.26    Stock Option Agreement, dated April 9,   Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.26 to the
            Richard F. Tusing                        Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.27    Stock Option Agreement, dated April 9,   Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.27 to the
            Charles D. Strang                        Registration Statement on Form
                                                     S-1 filed on August 7, 2001

EXHIBIT
NO.          DESCRIPTION                              LOCATION
---------    ----------------------------------       ---------------------------------

   10.28    Stock Option Agreement, dated April 9,   Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.28 to the
            Richard A. Papworth                      Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.29    Stock Option Agreement, dated April 9,   Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.29 to the
            Richard A. Papworth                      Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.30    Stock Option Agreement, dated April 9,   Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.30 to the
            Erik W. Black                            Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.31    Stock Option Agreement, dated April 9,   Incorporated by reference to
            2001, by and between TSET, Inc. and J.   Exhibit 10.31 to the
            Alexander Chriss                         Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.32    Stock Option Agreement, dated April 9,   Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.32 to the
            Charles H. Wellington                    Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.33    Stock Option Agreement, dated April 9,   Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.33 to the
            Igor Krichtafovitch                      Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.34    Letter Agreement, dated April 10, 2001,  Incorporated by reference to
            by and between TSET, Inc. and Richard    Exhibit 10.34 to the
            A. Papworth                              Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.35    Letter Agreement, dated April 12, 2001,  Incorporated by reference to by and between TSET, Inc. and Daniel R.  Exhibit 10.35 to the
            Dwight and Richard F. Tusing             Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.36    Finders Agreement, dated April 20,       Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.36 to the
            Bernard Aronson, d/b/a Bolivar           Registration Statement on Form
            International Inc.                       S-1 filed on August 7, 2001

   10.37    Indemnification Agreement, dated May 1,  Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.37 to the
            Jeffrey D. Wilson                        Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.38    Indemnification Agreement, dated May 1,  Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.38 to the
            Daniel R. Dwight                         Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.39    Indemnification Agreement, dated May 1,  Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.39 to the
            Richard F. Tusing                        Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.40    Indemnification Agreement, dated May 1,  Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.40 to the
            Charles D. Strang                        Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.41    Indemnification Agreement, dated May 1,  Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.41 to the
            Richard A. Papworth                      Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.42    Indemnification Agreement, dated May 1,  Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.42 to the
            Erik W. Black                            Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.43    Stock Option Agreement, dated May 3,     Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.43 to the
            Jeffrey D. Wilson                        Registration Statement on Form
                                                     S-1 filed on August 7, 2001

EXHIBIT
NO.          DESCRIPTION                              LOCATION
---------    ----------------------------------       ---------------------------------

   10.44    Common Stock Purchase Agreement, dated   Incorporated by reference to
            June 19, 2001, by and between TSET,      Exhibit 10.44 to the
            Inc. and Fusion Capital Fund II, LLC     Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.45    Registration Rights Agreement, dated     Incorporated by reference to
            June 19, 2001, by and between TSET,      Exhibit 10.45 to the
            Inc. and Fusion Capital Fund II, LLC     Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.46    Mutual Release and Settlement            Incorporated by reference to
            Agreement, dated July 7, 2001, by and    Exhibit 10.46 to the
            between TSET, Inc. and Foster & Price    Registration Statement on Form
            Ltd.                                     S-1 filed on August 7, 2001

   10.47    Letter Agreement, dated July 9, 2001,    Incorporated by reference to
            by and between TSET, Inc. and The Eagle  Exhibit 10.47 to the
            Rock Group, LLC                          Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.48    Finders Agreement, dated July 17, 2001,  Incorporated by reference to
            by and between TSET, Inc. and John S.    Exhibit 10.48 to the
            Bowles                                   Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.49    Warrant Agreement, dated July 16, 2001,  Incorporated by reference to by and between TSET, Inc. and The Eagle  Exhibit 10.49 to the
            Rock Group, LLC                          Registration Statement on Form
                                                     S-1 filed on August 7, 2001

   10.50    Agreement and Release, dated October     Incorporated by reference to
            10, 2001, by and between TSET, Inc. and  Exhibit 10.50 to the
            Jeffrey D. Wilson                        Registrant's Form 10-K for the
                                                     year ended June 30, 2001 filed
                                                     on October 15, 2001

   10.51    Promissory Note dated October 10, 2001   Incorporated by reference to
            payable to Mr. Jeffrey D. Wilson         Exhibit 10.51 to the
                                                     Registrant's  Form  10-K  for
                                                     the year ended June 30,  2001
                                                     filed on October 15, 2001

   10.52    Consulting Agreement, dated October 10,  Incorporated by reference to
            2001, by and between TSET, Inc. and      Exhibit 10.52 to the
            Jeffrey D. Wilson                        Registrant's Form 10-K for the
                                                     year ended June 30, 2001 filed
                                                     on October 15, 2001

   10.53    Consulting Agreement effective           Incorporated by reference to
            October 1, 2001, by and among TSET,      Exhibit 10.53 to the Registrant's
            Inc., Steven G. Martin and Joshua        Form 10-Q for the quarterly
            B. Scheinfeld                            period ended September 30, 2001
                                                     filed on November 19, 2001

   10.54    Letter Agreement dated November 13,      Incorporated by reference to
            2001 by and between TSET, Inc. and       Exhibit 10.54 to the Registrant's
            Fusion Capital Fund II, LLC              Form 10-Q for the quarterly
                                                     period ended September 30, 2001
                                                     filed on November 19, 2001

   11.1     Statement re:  Computation of Earnings   Not applicable

   12.1     Statement re:  Computation of Ratios     Not applicable

   15.1     Letter re:  Unaudited Interim Financial  Not applicable
            Information

   18.1     Letter re: Change in Accounting          Not applicable
            Principals

   24.1     Power of Attorney                        Not applicable

   27.1     Financial Data Schedule                  Not applicable

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:      FEBRUARY 14, 2002        TSET, INC.

                                     By:   /s/ Daniel R. Dwight
                                           -------------------------------------
                                           Daniel R. Dwight
                                           President and Chief Executive Officer


                                     By:   /s/ Richard A. Papworth
                                           -------------------------------------
                                           Richard A. Papworth
                                           Chief Financial Officer