Form 10QSB
period 2002-03-31
TSET INC
filed 2002-05-15
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                  Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


             For the transition period from __________ to __________

                          Commission File No. 000-30191

                                   TSET, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)

           NEVADA                                   87-0440410
           ------                                   ----------
(State of other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


 464 Common Street, Suite 301, Belmont, MA                      02478
 -----------------------------------------                      -----
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:            (617) 993-9965
---------------------------------------------------            --------------

      (1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

      (2)   has been subject to such filing requirements for the past 90 days.

                              / /  Yes                          /X/  No

      As of May 1, 2002, there were 39,564,188 shares outstanding of the issuer's common stock.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The  following  comprise  our  condensed  (unaudited)   consolidated   financial
statements for the three months and nine months ended March 31, 2002.

                                    TSET, INC
                           CONSOLIDATED BALANCE SHEETS

                                                   March 31,
                                                     2002             June 30,
                                                 (Unaudited)           2001
                                                 -----------        -----------

 ASSETS

 Current Assets
       Cash                                     $     9,721       $    32,619
       Accounts receivable, net                           -
       Prepaids and other current assets            178,829            37,679
                                                -----------       -----------
            Total Current Assets                    188,550            70,298
                                                -----------       -----------
 Property and Equipment                              62,723            62,723
       Less: Accumulated Depreciation               (29,514)          (18,016)
                                                -----------       -----------
            Net Property and Equipment               33,209            44,707
                                                -----------       -----------
 Other Assets
       Intangibles                                2,280,047         2,431,524
       Deferred financing fees                      556,152           520,800
                                                -----------       -----------
            Total Other Assets                    2,836,199         2,952,324
                                                -----------       -----------
 Total Assets                                   $ 3,057,958       $ 3,067,329
                                                ===========       ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
       Accounts payable                         $ 1,275,817         $ 323,045
       Accrued expenses                             877,642         1,284,268
       Notes payable, current portion               343,900           313,900
                                                -----------       -----------
            Total Current Liabilities             2,497,359         1,921,213
                                                -----------       -----------
 Long Term Liabilities
       Notes payable                                250,000
                                                -----------       -----------
            Total Long Term Liabilities             250,000
                                                -----------       -----------
 Net liabilities of discontinued operations         747,550           667,550
                                                -----------       -----------
            Total Liabilities                     3,494,909         2,588,763
                                                -----------       -----------
 Redeemable Warrants                                686,000                 -

 Shareholders' Equity
       Common stock, authorized 500,000,000          39,386            34,001
            shares of $.001 par value
       Capital in excess of par value            13,749,933        12,418,350
       Deferred equity compensation                       -
       Retained earnings (Accumulated deficit)  (14,912,271)      (11,973,785)
                                                -----------       -----------
            Total Shareholders' Equity           (1,122,951)          478,566
                                                -----------       -----------
 Total Liabilities and Shareholders' Equity     $ 3,057,958       $ 3,067,329
                                                ===========       ===========

   The accompanying notes are an integral part of these financial statements.

 TSET INC and Subsidiaries
 Income Statement

                                                              For the three months            For the nine months
                                                                 ended March 31,                 ended March 31,
                                                                 ---------------                 ---------------
                                                               2002             2001          2002           2001
                                                           (Unaudited)       (Unaudited)   (Unaudited)    (Unaudited)
                                                           -----------       -----------   -----------    -----------
 Sales                                                     $        -       $    5,000   $     65,070    $      5,000

 Cost of sales                                                      -                -         50,070               -
                                                           ----------      -----------   ------------    ------------
 Gross Margin                                                       -            5,000         15,000           5,000
                                                           ----------      -----------   ------------    ------------
 Selling, General and Administrative expenses:
       Compensation and benefits                              141,261          230,771        401,115         898,717
       Research and development                                58,682           16,038        197,516         127,905
       Professional services                                  225,078          187,088      1,750,454         474,170
       Depreciation and amortization                           71,674           80,544        215,021         220,738
       Other selling general & administrative expenses        126,256          165,576        321,401         435,456
                                                           ----------      -----------   ------------    ------------
 Total Selling, General and Administrative expenses           622,952          680,017      2,885,508       2,156,986
                                                           ----------      -----------   ------------    ------------
 Net Operating Income (Loss)                                 (622,952)        (675,017)    (2,870,508)     (2,151,986)
 Other Income / (expense)                                          50            1,050          1,537           5,591

 Interest Expense                                             (34,349)               -        (69,513)              -
                                                           ----------      -----------   ------------    ------------
 Net Income (Loss) Before Taxes                            $ (657,251)      $ (673,967)  $ (2,938,484)   $ (2,146,395)

 Provision for Taxes                                                -                -              -               -
                                                           ----------      -----------   ------------    ------------
 Net Income (Loss) from continuing operations                (657,251)        (673,967)    (2,938,484)     (2,146,395)
 Income (Loss) from discontinued operations,
    net of income tax of $0                                                   (380,609)                    (1,171,104)
 Loss on disposal of discontinued operations,
    net of income tax of $0                                                 (2,510,000)                    (2,510,000)

 Net Income (Loss)                                         $ (657,251)     $(3,564,576)  $ (2,938,484)   $ (5,827,499)
                                                           ==========      ===========   ============    ============
 Basic Earnings (Loss) Per Share

       Income (loss) from continuing operations                 (0.02)           (0.02)         (0.08)          (0.07)
       Loss from discontinued operations                            -            (0.09)             -           (0.12)
                                                           ----------      -----------   ------------    ------------
       Net Income (loss)                                   $    (0.02)         $ (0.11)       $ (0.08)        $ (0.19)
                                                           ==========      ===========   ============    ============
 Diluted Earnings (Loss) Per Share

       Income (loss) from continuing operations                 (0.02)           (0.02)         (0.08)          (0.07)
       Loss from discontinued operations                            -            (0.09)             -           (0.12)
                                                           ----------      -----------   ------------    ------------
       Net Income (loss)                                      $ (0.02)         $ (0.11)       $ (0.08)        $ (0.19)
                                                           ==========      ===========   ============    ============

                      The accompanying notes are an integral part of these financial statements.



                                                     TSET, INC
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the nine months ended March 31,
                                                                               -----------------------------------
                                                                                    2002                  2001
                                                                                 (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES                                             -----------            -----------
     Net loss from continuing operations                                       $ (2,938,484)          $ (2,146,395)
     Adjustments to reconcile net loss to net cash
         (used in) provided by operations
         Depreciation and amortization                                              215,021                220,738
         Common stock issued for compensation/services                              814,532                 83,954
     Change In
         Inventory Assets                                                                 -                      -
         Accounts receivable                                                              -                  6,000
         Prepaid expenses and other assets                                         (176,502)                  (489)
         Accounts Payable                                                           952,772                193,782
         Accrued Expenses and other liabilities                                     (56,626)               189,322
                                                                               ------------           ------------
             Net cash (used in) provided by Continuing Operations                (1,189,286)            (1,453,088)
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment                                              -                (77,614)
         Investment in patent protection                                             15,795                      -
         Investment in discontinued operations                                      (84,014)              (177,594)
                                                                               ------------           ------------
             Net cash (used in) provided by Investing Activities                    (68,219)              (255,208)
                                                                               ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                                                 1,234,607              1,719,740
         Proceeds from short-term borrowings                                              -                      -
         Repayments of short-term borrowings                                              -
         Issuance of notes payable
                                                                               ------------           ------------
             Net cash (used in) provided by Financing Activities                  1,234,607              1,719,740
                                                                               ------------           ------------
NET (DECREASE) INCREASE IN CASH                                                     (22,898)                11,444
CASH
     Beginning of period                                                             32,619                102,949
                                                                               ------------           ------------
     End of period                                                                  $ 9,721              $ 114,393
                                                                               ============           ============

Supplemental schedule of non-cash investing and financing activities:

     Debt satisfied with common stock                                             $ 100,000              $ 419,143
     Note payable issued in satisfaction of accrued liability                     $ 350,000


                     The accompanying notes are an integral part of this financial statement.


                                                             TSET, INC
                                           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                            Common Stock
                                                       ------------------------
                                                                                    Capital In       Retained           Total
                                                                                      Excess          Earnings       Shareholders'
                                                                                      of Par        (Accumulated        Equity
                                                       Shares           Amount        Value            Deficit)         Deficit
                                                       ------           ------        -----            --------         -------
 BALANCE at June 30, 2001                            34,000,978       $ 34,001     $ 12,418,350    $ (11,973,785)   $    478,566

       Shares issued on July 6, 2001 for cash           238,806            239           79,761                           80,000

       Shares issued on July 20, 2001 as
           compensation                                     250                             113                              113

       Shares issued on October 1, 2001 for
           consulting services                          360,000            360          100,440                          100,800

       Shares issued on October 1, 2001 as
           compensation                                   2,250              2            1,446                            1,448

       Shares issued on October 1, 2001 for
           cash                                       1,000,000          1,000          446,982                          447,982

       Shares issued on November 30, 2001
           for cash                                     100,000            100           23,400                           23,500

       Shares issued on December 10, 2001
           for cash                                      50,000             50           10,950                           11,000

       Shares issued on December 12, 2001
           for cash                                     100,000            100           20,900                           21,000

       Shares issued on December 13, 2001
           for cash                                      75,000             75           16,050                           16,125

       Shares issued on December 14, 2001
           for cash                                     500,000            500          107,000                          107,500

       Shares issued in January 2002
           for cash                                     925,000          $ 925        $ 194,700                          195,625

       Shares issued in February 2002
           for cash                                     350,000          $ 350         $ 69,150                           69,500

       Shares issued in March 2002
            for cash                                  1,683,333        $ 1,684        $ 260,691                          262,375

       Net loss for the period ended
           March 31, 2002                                                                             (2,938,484)     (2,938,484)
                                                 ---------------------------------------------------------------------------------
 BALANCE at March 31, 2002                           39,385,617       $ 39,386     $ 13,749,933    $ (14,912,269)   $ (1,122,950)
                                                 =================================================================================

                             The accompanying notes are an integral part of this financial statement.

                           TSET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING MATTERS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three-month and nine-month periods ended March 31, 2002 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2002.

These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Aperion Audio, Inc. is disclosed as discontinued operations in these financial statements. The accompanying financial statements should be read in conjunction with the TSET, Inc. Form 10-K for the fiscal year ended June 30, 2001 filed on October 15, 2001. This filing, including the accompanying financial statements, have not been reviewed by independent certified public accountants.

RECENT ACCOUNTING PRONOUNCEMENTS. On July 20, 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. This statement is effective for business combinations initiated after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted this statement during the quarter ending September 30, 2002. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of the statement. The Company does not currently have any goodwill recorded on its financial statements and it is expected that there will be no immediate impact on the Company's financial statements as a result of the adoption of this statement.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for the retirement of tangible long-lived assets and the associated asset retirement costs. The Company believes the adoption of SFAS 143 will have no significant impact on its financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company believes the adoption of SFAS 144 will have no significant impact on its financial statements.

NOTE 2 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at March 31, 2002 and June 30, 2001 are as follows:



                                             March 31, 2002     June 30, 2001
                                           -----------------    -------------
Benefit from carryforward of net
  operating losses                         $      2,889,024     $   2,225,520
Other temporary differences                       1,025,189         1,008,189
Less:
  Valuation allowance                            (3,914,213)       (3,233,709)
                                             ---------------    --------------
  Net deferred tax asset                   $              -     $           -
                                           =================    ==============



The other temporary differences shown above relate primarily to loss on discontinued operations, impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                         March 31, 2002            June 30, 2001
                                  ------------------------------------------------------
                                                % of pre-tax              % of pre-tax
                                     Amount         Loss       Amount        Loss
                                  ------------------------------------------------------
Benefit for income tax at
  federal statutory rate            $  999,085         34.0%  $ 3,374,793       34.0%
Non-deductible expenses               (318,580)       (10.8)%    (357,007)      (3.6)%
Disposed subsidiary NOL                      -            -      (578,370)      (5.2)%
Increase in valuation allowance       (680,506)       (23.2)%  (2,439,416)     (24.6)%
                                  ------------------------------------------------------
                                    $       -           0.0%  $        -         0.0%
                                  ======================================================

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At March 31, 2002, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $8.5 million of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2023 and could be subject to limitations if significant ownership changes occur in the Company. Of the $8.5 million of unused net operating losses noted above, approximately $153,000 relates to losses incurred by the Company's subsidiary, Aperion Audio. In fiscal years prior to June 30, 2000, Aperion Audio did not file its tax returns on a consolidated basis with the Company. Accordingly, the $153,000 loss incurred by Aperion Audio is further subject to separate limitations that restrict the ability of the Company to use such losses.

NOTE 3 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Kronos segment licenses, manufactures and distributes air movement and purification devices utilizing the Kronos(TM) technology. All other segments have been disposed of or discontinued. In the nine months ended March 31, 2002, the Company operated only in the U.S.

NOTE 4 - EARNINGS PER SHARE

On February 12, 2002, the Board approved the TSET, Inc. Stock Option Plan and the issuance of stock options to employees totaling 4,580,000 shares. The exercise prices of these options range from $0.25 to $0.68, with a weighted average of $0.50. The options vest on December 31, 2002. As of March 31, 2002, there were outstanding options to purchase 6,563,575 shares of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

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

The Company's audited consolidated financial statements for all periods have been reclassified to report separately results of operations and operating cash flows from continuing operations and the discontinued operations. The net revenues are included in the financial statements under Net Income (Loss) from Discontinued Operations. The assets and liabilities of Aperion at March 31, 2002 are included in the balance sheet Net Liabilities of Discontinued Operations. Net assets of discontinued operations at March 31, 2002 and operating results of discontinued operations for the nine-months ended March 31, are as follows:

                   NET LIABILITIES OF DISCONTINUED OPERATIONS

                               Aperion Audio
                               -------------
Current Assets                  $  335,466
Net Property and Equipment          44,654
Current Liabilities               (601,859)
Minority Interest                 (525,811)
                                -----------
Net Assets (Liabilities)        $ (747,550)
                                ===========

                              OPERATING RESULTING OF DISCONTINUED OPERATIONS:

                               Operating Results of Discontinued Operations:

                                                        For the nine months ended March 31,
                                               2002                               2001
                                          ----------------   ------------------------------------------------
                                           Aperion Audio        Atomic      Aperion Audio       Total
                                          ----------------   -------------  --------------   ----------------
Sales                                       $    733,183    $  714,464     $    587,570       $  1,302,034

Cost of sales                                  (273,282)      (512,282)        (304,488)          (816,770)

Depreciation and amort                           (9,927)      (215,398)        (198,111)          (413,509)

General and Administrative                     (545,964)      (369,058)        (927,871)        (1,296,929)
                                          ----------------   -------------  ----------------  ---------------

Operating income (loss)                         (95,990)      (382,274)        (842,900)        (1,225,174)

Other Income                                     22,217            735             (537)               198

Interest expense                                (25,584)       (69,232)          (8,279)           (77,511)

Provision for future operating losses            79,485              -                -                  -
Provision for asset impairment

Minority interest                                19,871              -          131,383            131,383
                                          ----------------   -------------  ----------------  ---------------

Income (Loss) pre-tax                                 0       (450,771)        (720,333)        (1,171,104)

Income taxes (benefits)                               -                                                  -
                                          ----------------   -------------  ----------------  ---------------
Loss from disc'd ops                      $           0      $(450,771)     $  (720,333)      $ (1,171,104)
                                          ================   =============  ================  ===============

NOTE 6 - NOTES PAYABLE

On October 15, 2001, the Company entered into an agreement with Jeffrey D. Wilson pursuant to which the Company issued a promissory note for compensation which was accrued but not paid to him during the time he served as an executive officer of the Company. The amount of the note is for $350,000 and calls for quarterly payments of principal and interest of $20,000 until the note is paid in full. The interest is being accrued at the rate of 4.59% and is disclosed in the financial statements as follows:

Notes payable, current portion $100,000; Notes payable, long term $250,000; Total note payable $350,000

NOTE 7 - ISSUANCE OF WARRANTS

On July 9, 2001, the Company signed an agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group will work with the Kronos Air Technologies team to fully develop and capitalize the KronosTM technology.

Pursuant to the agreement that we entered into with The Eagle Rock Group, we issued to The Eagle Rock Group a ten-year warrant granting them the right to purchase 1,400,000 shares of our common stock at an exercise price of $0.68 per share. The warrant was valued at $686,000 using the Black-Scholes option valuation mode and was initially recorded as deferred equity compensation to amortized into current period professional services expense at a rate of $137,200 per month over 5 months. Amortization for the three-months and nine-months ended March 31, 2002 was $0 and $686,000, respectively. The shares underlying the warrant have piggy-back and demand registration rights, as well as subscription rights in the event that we issue any rights to all of our stockholders to subscribe for shares of our common stock. In addition, the warrant contains redemption rights in the event that we enter into a transaction that results in a change of control of our company.

On March 11, 2002, the company entered into a 12 month consulting agreement with The Eagle Rock Group. Pursuant to the agreement, the company will grant The Eagle Rock Group a 10 year warrant for up to 2,000,000 shares. 500,000 shares are immediately earned and will fully vest on March 1, 2003. The remainder of the shares may be earned contingent upon the occurrence of various events including a successful capital raise equal to or greater than $1.5 million, securing contracts with the U.S. military, securing contracts with consumer -oriented distribution organizations, and the adoption of a branding/marketing campaign which has been principally developed by The Eagle Rock Group.

NOTE 8 - DISPUTE WITH APERION AUDIO, INC.

On January 11, 2002, Aperion Audio, Inc. (f/k/a EdgeAudio.com, Inc.), a company to which TSET owns common shares, initiated arbitration in a dispute over the Agreement and Plan of Reorganization between the parties. Aperion Audio, Inc. requests damages of $213,900 plus conseqential damages. Discovery is ongoing.

NOTE 9 - SUBSEQUENT EVENTS

On April 1, 2002, the company  entered into an Employment  agreement with Daniel
R. Dwight, our President and Chief Executive Officer, effective as of November 15, 2001. The initial term of Mr. Dwight's Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless TSET or Mr. Dwight provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. Mr. Dwight's Employment Agreement provides for base cash compensation of $180,000 per year. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. In addition, TSET granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. Mr. Dwight will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment. Mr. Dwight is entitled to be indemnified, defended, and held harmless by us from and against any and all costs, losses, damages, penalties, fines, or expenses (including, without limitation, reasonable attorneys' fees, court costs, and associated expenses) suffered, imposed upon, or incurred by him in any manner in connection with his service as our Chief Executive Officer.

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

                                     GENERAL

Historically, we had been seeking select business opportunities globally among a wide range of prospects. Over the past two years, we made several investments, including Kronos Air Technologies, Inc. and Aperion Audio, Inc. After further evaluation of these investments, we believe our investment in and the full development of Kronos Air Technologies and the Kronos(TM) technology represents the single best opportunity for us. As a result, we have prioritized our management and financial resources to fully capitalize on this investment opportunity. Effective October 10, 2001, Jeffrey D. Wilson resigned as Chairman of the Board and Chief Executive Officer of the Company, as well as Chairman of the Board of Kronos Air Technologies and Aperion Audio, respectively. Effective December 31, 2001, Erik W. Black resigned as Executive Vice-President of the Company. Messrs. Wilson and Black remain as directors of the Company. Effective November 15, 2001, Daniel R. Dwight was appointed President and Chief Executive Officer of Kronos. A more detailed explanation of Kronos Air Technologies and the current status of Aperion Audio and the other investments made by us are discussed below.

We have reorganized our Company to prioritize and focus management and financial resources on Kronos Air Technologies and the Kronos(TM) technology. This reorganization has resulted in the decision to sell or to no longer pursue other investment opportunities previously identified. We sold our investment in Atomic Soccer in April 2001; decided not to pursue investments in Cancer Detection International, Electric Management Units, and Cancer Treatment Centers in July 2001; established a formal plan to dispose of Aperion Audio in September 2001; and terminated by mutual consent of both parties a contract to distribute Computerized Thermal Imaging equipment in August 2000.

Based on our decision to focus our resources on Kronos Air Technologies, several actions were taken, most of which impacted the results of operations. On April 11, 2001, we sold Atomic Soccer. The sale resulted in a loss of $2,297,000. During our fourth quarter of 2001, we determined that the assets of Aperion Audio were impaired and we recognized an impairment loss of $2,294,000. On September 14, 2001, the board authorized management to pursue a formal plan for disposal of Aperion Audio. The anticipated loss from operations during the phase-out period is $150,000. We do not anticipate a loss on the sale of Aperion Audio. Based upon our decision to discontinue development of Cancer Detection International, we have recognized an impairment loss of the remaining goodwill of $273,000 associated with that investment.

On January 18, 2002, we began trading shares of our common stock under a new ticker symbol (KNOS). At the same time, we announced that our Company will be doing business under the name of Kronos Advanced Technologies. We anticipate asking our shareholders to vote for the approval of an amendment to our Articles of Incorporation for a name change of our Company to Kronos Advanced Technologies, Inc. at our annual meeting in 2002.

Kronos Air Technologies is focused on the development and commercialization of an air movement and purification technology known as Kronos(TM) that is more fully described below. The Kronos(TM) technology operates through the application of high-voltage management across paired electrical grids that creates an ion exchange which moves air and gases at high velocities while removing odors, smoke, and particulates, as well as killing pathogens, including bacteria. We believe the technology is cost-effective and is more energy-efficient than current alternative fan and filter technologies. Kronos(TM) has U.S. and international patents pending.

The Kronos(TM) device is comprised of state-of-the-art high-voltage electronics and electrodes attached to one or more sets of corona and target electrodes housed in a self-contained casing. The device can be flexible in size, shape and capacity and can be used in embedded electronic devices, standalone room devices, and integrated HVAC and industrial applications. The Kronos(TM) device has no moving parts or degrading elements and is composed of cost-effective, commercially available components.

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

The U.S. Department of Defense and Department of Energy have provided Kronos Air Technologies with various grants and contracts to develop, test and evaluate the Kronos(TM) technology. Since May 2001, the total potential value of Small Business Innovation Research (SBIR) contracts awarded to Kronos Air Technologies has been $1.7 million. In December 2001, Kronos Air Technologies was awarded an SBIR contract sponsored by the U.S. Army. This contract is potentially worth up to $850,000 in product development and testing support for Kronos Air Technologies. Phase One of the contract is worth up to $120,000 in funding to investigate and analyze the feasibility of the Kronos(TM) technology to reduce humidity in heating, ventilation and air conditioning (HVAC) systems. Dehumidification is essential to making HVAC systems more energy efficient.
Phase Two of the contract is worth up to $730,000 in additional funding for product development and testing. In May 2002, the U.S. Army requested the company to submit a detailed Phase Two proposal by June 10, 2002 for review in the current year.

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

In April 2002, the U.S. Navy and Kronos mutually agreed to exercise the option on the first phase of the U.S. Navy SBIR contract. The option is to provide incremental funding to Kronos to further test and evaluate the Kronos(TM) devices built during the initial SBIR funding. Testing will include demonstrating the ability of these U.S. Navy Kronos(TM) devices to capture and destroy biological hazards and to effectively manage electrical magnetic interference ("EMI").

                              RESULTS OF OPERATIONS

The Company's net loss from continuing operations for the current year third quarter and nine months was $0.7 million and $2.9 million, respectively, compared with a net loss of $0.7 million and $2.1 million for the corresponding periods of the prior year. The increase in the net loss was the result of increased professional fees and consulting services offset by a decrease in salaries and other general and administrative expenses.

REVENUE. Revenues are generated through sales of Kronos(TM)devices at Kronos Air Technologies, Inc. Revenue for the current year third quarter was $0 and for the current year nine months was $65,000. Revenue of $5,000 was recorded during the corresponding periods of the prior year. These revenues were primarily from our U.S. Navy Small Business Innovative Research contract.

COST OF SALES. Cost of sales for the current year third quarter was $0 and $50,000 for the current year nine months, respectively. Cost of sales is primarily research and development costs associated with our U.S. Navy Small Business Innovative Research contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative expenses in the current year third quarter decreased $57,000 and in the current year nine months increased $729,000, to $0.6 million and $2.9 million, respectively. The decrease in the current year third quarter was primarily due a reduction in payroll and related costs of $89,000. The increase for the current year nine months was primarily due to non-cash stock warrants to the Eagle Rock Group of $686,000, non-cash stock options/grants of $57,000 and cash-based fees paid/accrued to management consultants, legal and accounting professionals engaged by the company of $500,000. This was partially offset by a reduction in payroll and related costs of $500,000 and a reduction in travel related costs of $63,000.

                 CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002

Our total assets at March 31, 2002 were $3.1 million compared with $3.1 million at June 30, 2001. Total assets at March 31, 2002 were comprised primarily of $2.3 million of patents/intellectual property and $556,000 of deferred financing fees. Total assets at June 30, 2001 were comprised primarily of $2.4 million of patents/intellectual property and $520,800 of deferred financing fees. Total current assets at March 31, 2002 and June 30, 2001 were $189,000 and $70,000, respectively, while total current liabilities for those same periods were $2.5 million and $1.9 million, respectively, creating a working capital deficit of $2.3 million and $1.9 million at each respective period end. This working capital deficit is primarily due to accrued expenses for compensation, management consulting and other professional services. Shareholders' equity as of March 31, 2002 and June 30, 2001 was $(1.1 million) and $479,000, respectively, representing a decrease of $1.6 million. The decrease in shareholders' equity is primarily the result of incurring a $2.9 million loss from continuing operations for the nine months ended March 31, 2002, partially offset through the sale and issuance of $1.3 million of common stock.

                         LIQUIDITY AND CAPITAL RESOURCES

Historically we have relied principally on the sale of common stock to finance our operations. We have recently completed a successful private placement of our common stock through which we were able to obtain commitments for 2,738,824 shares of our common stock, valued at $0.17 per share, in consideration of $465,600 in cash and 841,459 shares of our common stock, valued at $0.17 per share, in consideration of commitments to convert $143,048 of debt into equity with respect to certain members of the management team. Going forward, in addition to continued sales of common stock, we plan to rely on the proceeds from Small Business Innovation Research (SBIR) contracts with the U.S. Navy and Army as well as other government contracts and grants, and cash flow generated from the sale of Kronos(TM) devices. We have also entered into a common stock purchase agreement with Fusion Capital under which we have the right, subject to certain conditions, to draw down approximately $12,500 per day from the sale of common stock to Fusion Capital. The SBIR contracts are potentially worth up to $1.7 million in product development and testing support for Kronos Air
Technologies.  The  first  phase of the  contracts  is worth up to  $207,000  in funding. If awarded to Kronos Air Technologies, the second phase of the contracts would be worth up to $1.5 million in additional funding. In January 2002 and May 2002 Kronos Air Technologies received Phase II invitation letters for U.S. Navy and U.S. Army contracts, respectively, with potentially $1.5 million in commitments.

Net cash flow used on operating activities was $1.2 million for the current year nine months. We were able to satisfy some of our cash requirements for this period through the issuance and sale of our common stock.

On June 19, 2001, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to the common stock purchase agreement, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $12,500 of our common stock or an aggregate of $10.0 million. The $10.0 million of our common stock is to be purchased over a 40-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of our common stock without any fixed discount to the then-current market price. On November 13, 2001, the common stock purchase agreement was amended to establish a floor price. Fusion Capital is obligated to purchase shares under the agreement as long as the share price exceeds a floor of $0.25. However, even during recent periods in which our share price was below that $0.25 threshold, we have been able to work with Fusion Capital to provide for some of the financing needs of the Company. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net operating loss of $2.9 million for the current year nine months. We have incurred net losses from continuing operations of $3.6 million and $1.4 million for the fiscal years ended June 30, 2001 and 2000. We have incurred net losses from continuing operations of $0.7 million for the three months ended March 31, 2002. We have incurred annual operating losses of $9.9 million, $2.0 million and $52,000 respectively, during the past three fiscal years of operation. As a result, at March 31, 2002 and June 30, 2001 we had an accumulated deficit of $14.9 million and $12.0 million, respectively. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos(TM) technology. No assurances can be given when this will occur or that we will ever be profitable.

WE HAVE BEEN SUBJECT TO A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS

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

WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS

At March 31, 2002 we had a working capital deficit of $2.3 million. At June 30, 2001 we had a working capital deficit of $1.9 million. The independent auditor's report for the years ended June 30, 2001 and June 30, 2000, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had an operating cash flow deficit of $11,000 in 1999, an operating cash flow deficit of $288,000 in 2000 and an operating cash flow deficit of $1.6 million in 2001. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

We have the right, subject to certain conditions, to receive $12,500 per trading day under the common stock purchase agreement unless our stock price equals or exceeds $3.00, in which case the daily amount may be increased at our option. Since we initially registered 5,000,000 shares for sale by Fusion Capital pursuant to the common stock purchase agreement, the selling price of our common stock to Fusion Capital will have to average at least $2.00 per share for us to receive the maximum proceeds of $10,000,000 without registering additional shares of common stock or filing a post-effective amendment with respect to the number of shares registered. On November 13, 2001, Fusion Capital established a floor price of $0.25 under the common stock purchase agreement. Fusion Capital, therefore, has no obligation to purchase shares under the common stock purchase agreement if the price would be less than the floor price. Assuming a purchase price of $0.25 per share (the floor price) and the purchase by Fusion Capital of the full 5,000,000 shares under the common stock purchase agreement, proceeds to us would only be $1,250,000 unless we choose to register more than 5,000,000 shares, which we have the right, but not the obligation, to do. The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our Kronos(TM) air movement and purification systems. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive and if we are unable to commercialize and sell the products or technologies of our subsidiaries, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the common stock purchase agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

WE HAVE VERY LIMITED SALES AND MARKETING CAPABILITIES FOR OUR KRONOSTM PRODUCTS AND OUR FAILURE TO DEVELOP ANY OF THESE CAPABILITIES WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

We have no experience marketing or distributing commercial quantities of our Kronos Air Technologies' products. Kronos Air Technologies does not have any relationships with third parties to market or distribute the Kronos(TM) products. If Kronos Air Technologies is unable to hire sales and marketing personnel or if it cannot enter into satisfactory arrangements with third parties to market and distribute the Kronos(TM) products on commercially reasonable terms, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects. There can be no assurance that we will be able to hire sales and marketing personnel or be able to enter into satisfactory arrangements with third parties to market and distribute the Kronos(TM) products.

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

The purchase price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares issued to Fusion Capital will be freely tradeable.
Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares sold to Fusion Capital will be sold over a period of up to 40 months from the date of the common stock purchase agreement. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

OUR FAILURE TO FILE FEDERAL AND STATE INCOME TAX RETURNS FOR CALENDAR YEARS 1997 THROUGH 2001 MAY RESULT IN THE IMPOSITION OF INTEREST AND PENALTIES

We failed to file federal and state income tax returns for fiscal years 1997 through 2001, respectively. We had operating losses for each year during the period 1997 through 2001, and we believe that there are no income taxes due and owing for those years. We anticipate filing these returns in 2002. When filed, these returns could be subject to review and potential examination by the respective taxing authorities. Should any of these returns come under examination by federal or state authorities, our positions on certain income tax issues could be challenged. The impact, if any, of the potential future examination cannot be determined at this time. If our positions are successfully challenged, the results may have a material impact on our financial position and results of operations. We have been in contact with the Internal Revenue Service concerning this matter.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

On February 2, 2001, we initiated legal proceedings in Clackamas County, Oregon against W. Alan Thomson, Ingrid T. Fuhriman, and Robert L. Fuhriman II, each of whom were formerly executive officers and members of the Board of Directors of Kronos Air Technologies. This suit alleges breach of fiduciary duties and breach of contract by these individuals, and seeks, among other things, relief of claims. Thomson, Fuhriman and Fuhriman have filed for enforcement of their respective employment agreements and related damages. Pursuant to those agreements, the proceedings have been moved into arbitration in King County, Washington, and arbitrators have been selected. Discovery and Interrogatories are underway.

On January 11, 2002, Aperion Audio, Inc. (f/k/a EdgeAudio.com, Inc.), a company to which Kronos Advanced Technologies owns common shares, initiated arbitration in a dispute over the Agreement and Plan of Reorganization between the parties. Aperion Audio, Inc. requests damages of $213,900 plus consequential damages. The arbitration hearing is projected in the next three months.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

From January 3, 2002 through March 26, 2002, we issued 2,958,333 common shares, at an average value of $0.17831 per share, at an aggregate value of $527,500, to Fusion Capital, LLC pursuant to the common stock purchase agreement between our Company and Fusion Capital, in exchange for $527,500 in cash.

On February 12, 2002, the Board approved the TSET, Inc. Stock Option Plan and the issuance to the Company's employees of options to purchase 4,580,000 shares of common stock. The exercise prices of these options range from $0.25 to $0.68, with a weighted average of $0.50. These options vest on December 31, 2002.

In April and May 2002, we conducted a private placement of our common stock through which we obtained commitments for 2,738,824 shares of our common stock, valued at $0.17 per share, in consideration of $465,600 in cash and 841,459 shares of our common stock, valued at $0.17 per share, in consideration of commitments to convert $143,048 of debt into equity with certain members of the management team.

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

   4.1      2001 Stock Option Plan                   Provided herewith

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

   10.55    Employment Agreement, effective          Provided herewith
            November 15, 2001 by and between
            TSET, Inc. and Daniel R. Dwight

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





Dated:      May 15, 2002        TSET, INC.

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