Form 10-Q/A
period 2002-06-20
TSET INC
filed 2002-06-24
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q/A


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

                              / /  Yes                          /X/  No

      As of June 7, 2002, there were 43,937,907 shares outstanding of the issuer's common stock.

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

NOTE 2 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at March 31, 2002 and June 30, 2001 are as follows:



                                             March 31, 2002     June 30, 2001
                                              (Unaudited)
                                           -----------------    -------------
Benefit from carryforward of net
  operating losses                         $      2,202,150     $   1,538,645
Other temporary differences                         245,121           228,121
Less:
  Valuation allowance                            (2,447,271)       (1,766,766)
                                             ---------------    --------------
  Net deferred tax asset                   $              -     $           -
                                           =================    ==============



The other temporary differences shown above relate primarily to loss on discontinued operations, impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                         March 31, 2002            June 30, 2001
                                          (Unaudited)
                                  ------------------------------------------------------
                                                % of pre-tax              % of pre-tax
                                     Amount         Loss       Amount        Loss
                                  ------------------------------------------------------
Benefit for income tax at
  federal statutory rate            $  999,085         34.0%  $ 3,354,468       34.0%
Non-deductible expenses               (318,580)       (10.8)%  (1,803,355)     (18.3)%
Disposed subsidiary NOL                      -            -      (578,370)      (5.9)%
Increase in valuation allowance       (680,506)       (23.2)%    (972,743)      (9.8)%
                                  ------------------------------------------------------
                                    $       -           0.0%  $        -         0.0%
                                  ======================================================

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

The Company filed all of its federal and state income tax returns for all years through June 30, 2001. The Company is current on all income tax filings. At March 31, 2002, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $6.5 million of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2023 and could be subject to limitations if significant ownership changes occur in the Company. Of the $6.5 million of unused net operating losses noted above, approximately $178,000 relates to losses incurred by the Company's subsidiary, Aperion Audio. In fiscal years prior to June 30, 2000, Aperion Audio did not file its tax returns on a consolidated basis with the Company. Accordingly, the $178,000 loss incurred by Aperion Audio is further subject to separate limitations that restrict the ability of the Company to use such losses.

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

The Company's consolidated financial statements for all periods have been reclassified to report separately results of operations and operating cash flows from continuing operations and the discontinued operations. The net revenues are included in the financial statements under Net Income (Loss) from Discontinued Operations. The assets and liabilities of Aperion at March 31, 2002 are included in the balance sheet Net Liabilities of Discontinued Operations. Net assets of discontinued operations at March 31, 2002 and operating results of discontinued operations for the nine-months ended March 31, are as follows:

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

On March 11, 2002, the company entered into a 12 month consulting agreement with The Eagle Rock Group. Pursuant to the agreement, the company will grant The Eagle Rock Group a 10 year warrant for up to 2,000,000 shares. Five hundred thousand (500,000) shares will fully vest on March 1, 2003. The remainder of the shares may be earned contingent upon the occurrence of various events including a successful capital raise equal to or greater than $1.5 million, securing contracts with the U.S. military, securing contracts with consumer -oriented distribution organizations, and the adoption of a branding/marketing campaign which has been principally developed by The Eagle Rock Group.

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

In May 2002, the company completed a private placement of its common stock pursuant to which the company sold 2,559,412 shares of its common stock at $0.17 per share to eight accredited investors for consideration of $435,100 in cash and 841,459 shares of its common stock at $0.17 per share to five members of its management team for consideration of commitments to convert $143,048 of debt into equity with certain members of the management team.


NOTE 10 - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the current year nine months ended March 31, 2002. In addition, the Company has used, rather than provided cash in its operations. The Company is currently using its resources to raise capital necessary to complete research and development work, and to provide for the working capital needs of itself and its subsidiaries.

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

Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

         1. In May 2001, Kronos Air Technologies was awarded a Small Business Innovation Research contract. This contract is sponsored by the United States Navy and is potentially worth up to $837,000 in product development and testing support for Kronos Air Technologies. The first phase of the contract is worth up to $87,000 in funding for manufacturing and testing a prototype device for air movement and ventilation onboard naval vessels. In April 2002, the U.S. Navy and Kronos mutually agreed to exercise the option on the first phase of the U.S. Navy SBIR contract. The option is to provide incremental funding to Kronos to further test and evaluate Kronos(TM)devices built during the initial SBIR funding. Testing will include demonstrating the ability of these U.S. Navy Kronos(TM) devices to capture and destroy biological hazards and to effectively manage electrical magnetic interference. If awarded to Kronos Air Technologies, the second phase of the contract would be worth up to $750,000 in additional funding. The Kronos(TM)devices manufactured under this contract will be embedded in an existing HVAC systems to move air more efficiently than the current fan based technology. This contract is an extension of the commercialization effort by Kronos Air Technologies in the specialized military marketplace. We are currently waiting for the announcement of the award of the phase II contracts by the Navy.

         2. In December 2001, Kronos Air Technologies was awarded an SBIR contract sponsored by the U.S. Army. This contract is potentially worth up to $850,000 in product development and testing support for Kronos Air Technologies. Phase One of the contract is worth up to $120,000 in funding to investigate and analyze the feasibility of the Kronos(TM)technology to reduce humidity in heating, ventilation and air conditioning (HVAC) systems. Dehumidification is essential to making HVAC systems more energy efficient. Phase Two of the contract is worth up to $730,000 in additional funding for product development and testing. In May 2002, the U.S. Army requested the company to submit a detailed Phase Two proposal by June 10, 2002 for review in the current year. We submitted the proposal on June 7, 2002.

         3. On June 19, 2001, we entered into a common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement, $12,500 of our common stock or an aggregate, under certain conditions, of $10.0 million. The $10.0 million of common stock is to be purchased over a 40 month period, subject to a six-month extension or earlier termination at our discretion. The purchase price of the shares of common stock will be equal to the then current market price of the common stock without any fixed discount to the market price. The agreement is dependent on the Company registering the associated shares and on the ability to Fusion Capital to fund the purchase of those shares. Assuming the Company's share price remains at current levels, the 5 million shares that the Company is currently registering would allow the Company to raise approximately $1.5 to $2.0 million without registering additional shares. We have already sold approximately 4,060,000 shares to Fusion Capital and raised $750,000.

         4. On July 2, 2001, we signed an agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group will work with the Kronos Air Technologies team to fully develop and capitalize on the Kronos(TM) technology. We believe that The Eagle Rock Group can assist us in unlocking the potential value of the Kronos(TM)technology. The Eagle Rock Group's multi-disciplined approach, which uses seasoned business executives and leverages relationships and networks, can accelerate the Kronos(TM)opportunity versus the timing and development if we were to continue on a go-it-alone strategy or if we were to work and coordinate with the myriad of groups necessary to duplicate The Eagle Rock Group team. Specifically, we initially envision The Eagle Rock Group working to augment and enhance our efforts in the following areas (i) capital raising and allocation, (ii) strategic partner introduction and evaluation, (iii) distribution channel development, (iv) product focus and brand development, (v) human resource placement, and (vi) capital market introduction and awareness. Pursuant to the agreement that we entered into with The Eagle Rock Group, we issued to The Eagle Rock Group a ten-year warrant granting them the right to purchase 1,400,000 shares of our common stock at an exercise price of $0.68 per share. The shares underlying the warrant have piggy-back and demand registration rights, as well as subscription rights in the event that we issue any rights to all of our stockholders to subscribe for shares of our common stock. In addition, the warrant contains redemption rights in the event that we enter into a transaction that results in a change of control of our company.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

LITIGATION. On February 2, 2001, we initiated, together with Kronos Air Technologies, legal proceedings in Clackamas County, Oregon against W. Alan
Thompson, Ingrid T. Fuhriman, and Robert L. Fuhriman II, each of whom were formerly executive officers and members of the Board of Directors of Kronos Air Technologies. This suit alleges, among other things, breach of fiduciary duties and breach of contract by these individuals, and seeks, among other things, an order form the court referring the dispute to arbitration in accordance with the terms of these individuals' respective employment agreements, which were terminated by us on January 30, 2001, and other appropriate equitable relief. Arbitration has been ordered and the arbitrators selected. The Company ahs agreed to arbitration proceedings in the state of Washington. The parties are in the process of exchanging and complying with requests for discovery.

APERION AUDIO "EARN-OUT" PROVISION. Part of the consideration given by the Company for Aperion Audio is related to an earn-out provision in which the Company would award $3.75 million of additional common stock of the Company as Aperion Audio achieves stipulated revenue milestones over a five year period commencing on May 4, 2000. The earn out provides five cumulative gross revenue milestones that range between $1,764,271 and $22,187,203. Upon achieving each milestone, an additional $750,000 of TSET common stock will be issued. The share conversion is to be based on an average of the closing price of the shares for the five trading days immediately preceding the date that the revenue milestone is achieved. Through June 7, 2002, Aperion Audio has not achieved any of these milestones. As part of the settlement and sale of Aperion Audio, all parties have agreed to relinquish all rights to this earn-out provision. Therefore, there is no longer a contingency for it.

INCOME TAXES. The Company has filed all of its federal and state income tax returns through June 30, 2001 and is therefore, current in all of its income tax filings. As with the tax returns of any other corporation, these returns could be subject to review and potential examination by the respective taxing authorities. Should any of these returns come under examination by federal or state authorities, the Company's positions on certain income tax issues could be challenged. The impact, if any, of the potential future examination cannot be determined at this time. If the Company's positions are successfully challenged, the results may have a material impact on the Company's financial position and results of operations.

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

                                     GENERAL

Historically, we had been seeking select business opportunities globally among a wide range of prospects. Over the past two years, we made several investments, including Kronos Air Technologies, Inc. and Aperion Audio, Inc. After further evaluation of these investments, we believe our investment in and the full development of Kronos Air Technologies and the Kronos(TM) technology represents the single best opportunity for us. As a result, we have prioritized our management and financial resources to fully capitalize on this investment opportunity. Effective October 10, 2001, Jeffrey D. Wilson resigned as Chairman of the Board and Chief Executive Officer of the Company, as well as Chairman of the Board of Kronos Air Technologies and Aperion Audio, respectively. Effective December 31, 2001, Erik W. Black resigned as Executive Vice-President of the Company. Messrs. Wilson and Black remain as directors of the Company. Effective November 15, 2001, Daniel R. Dwight was appointed President and Chief Executive Officer of Kronos. Effective January 1, 2002, Richard F. Tusing was appointed Chief Operating Officer of Kronos. A more detailed explanation of Kronos Air Technologies and the current status of Aperion Audio and the other investments made by us are discussed below.

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

In May 2002, we completed a private placement of our common stock pursuant to which we sold 2,559,412 shares of our common stock at $0.17 per share to eight accredited investors for consideration of $435,100 in cash and 841,459 shares of our common stock at $0.17 per share to five members of our management team for consideration of commitments to convert $143,048 of debt.

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

OUR FAILURE TO TIMELY FILE FEDERAL AND STATE INCOME TAX RETURNS FOR CALENDAR YEARS 1997 THROUGH 2001 MAY RESULT IN THE IMPOSITION OF INTEREST AND PENALTIES

We failed to timely file federal and state income tax returns for fiscal years 1997 through 2001, respectively. We are now current in all of our income tax filings. We had operating losses for each year during the period 1997 through 2001, and there were no income taxes due and owing for those years. These returns could be subject to review and potential examination by the respective taxing authorities. Should any of these returns come under examination by federal or state authorities, our positions on certain income tax issues could be challenged. The impact, if any, of the potential future examination cannot be determined at this time. If our positions are successfully challenged, the results may have a material impact on our financial position and results of operations.

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

On June 6, 2002, Dutchess Advisors Ltd. initiated legal proceedings in Middlesex County, Massachusetts, against TSET. The complaint alleges, among other things, breach of contract, QUANTUM MERUIT, unjust enrichment and conversion with respect to a letter agreement, dated June 19, 2001, between TSET and Dutchess Advisors LTD., and seeks, among other things, a judgment in the amount of $75,000, exclusive of pre-judgment interest, costs and attorneys' costs. The company believes it has meritorious defenses and intends to vigorously defend.

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

In May 2002, we completed a private placement of our common stock pursuant to which we sold 2,559,412 shares of our common stock at $0.17 per share to eight accredited investors for consideration of $435,100 in cash and 841,459 shares of our common stock at $0.17 per share to five members of our management team for consideration of commitments to convert $143,048 of debt into equity with certain members of the management team.

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

   3.1      Articles of Incorporation                Incorporated by reference to
                                                     Exhibit 3.1 to the Registration
                                                     Statement on Form S-1 filed on
                                                     August 7, 2001


EXHIBIT
NO.         DESCRIPTION                              LOCATION
---------   ----------------------------------       ---------------------------------

   3.2      Bylaws                                   Incorporated by reference to
                                                     Exhibit 3.2 to the Registration
                                                     Statement on Form S-1 filed on
                                                     August 7, 2001

   4.1      2001 Stock Option Plan                   Incorporated by reference to
                                                     Exhibit 4.1 to Registrant's
                                                     Form 10-Q for the quarterly period
                                                     ended March 31, 2002 filed on
                                                     May 15, 2002

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

   10.55    Employment Agreement, effective          Incorporated by reference to
            November 15, 2001 by and between         Exhibit 10.55 to the Registrant's
            TSET, Inc. and Daniel R. Dwight          Form 10-Q for the quarterly period
                                                     ended March 31, 2002 filed on
                                                     May 15, 2002

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





Dated:      June __, 2002        TSET, INC.

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