Form 10KSB
period 2002-06-30
TSET INC
filed 2002-09-30
CIK 1108248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-30191

                                   TSET, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEVADA                                      87-0440410
                    ------                                      ----------
         (State or Other Jurisdiction                        (I.R.S. Employer
       of Incorporation or Organization)                  Identification Number)

464 COMMON STREET, SUITE 301, BELMONT, MASSACHUSETTS              02478
----------------------------------------------------              -----
     (Address of Principal Executive Offices)                   (Zip Code)

        Registrant's telephone number, including area code (617) 993-9965

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)

      Indicate  by check  mark  whether  the  registrant:  (1) has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject
to such filing requirements for the past 90 days.  Yes X   No
                                                      ---    ---


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

      The   aggregate   market  value  of  the  voting   common  stock  held  by
non-affiliates of the Registrant on September 23, 2002, was $5,344,601 based on the average bid and asked prices on such date of $0.13.

      The Registrant had 45,141,293 shares of Common Stock, par value $0.001 per share, outstanding on September 23, 2002.

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


OUR COMPANY

      We are a Nevada corporation. Our principal executive offices are located at 464 Common Street, Suite 301, Belmont, Massachusetts 02478. Our telephone number is (617) 993-9965. The address of our website is www.kronosati.com. Information on our website is not part of this filing.


REORGANIZATION

      We had been seeking select business opportunities globally among a wide range of prospects. Over the past two years, we made several investments, including Kronos Air Technologies, Inc. After further evaluation of these investments, we believe our investment in and the full development of Kronos Air Technologies and the KronosTM technology represents the single best opportunity for us. As a result, we are focusing substantially all of our management and financial resources to develop and market the Kronos(TM) technology. Effective October 10, 2001, Jeffrey D. Wilson resigned as Chairman of the Board and Chief Executive Officer of TSET, as well as Chairman of the Board of Kronos Air Technologies and Aperion Audio, respectively. Mr. Wilson remains as a director of TSET. Effective October 16, 2001, Daniel R. Dwight became our President and Chief Executive Officer. Mr. Dwight is a Director of TSET and had been a consultant to our Company prior to accepting his new position. Effective January 1, 2002, Richard F. Tusing became our Chief Operating Officer. Mr. Tusing is a Director of TSET and had been a consultant to our Company prior to accepting his new position.

      We sold our investment in Atomic Soccer USA, Ltd. in April 2001; decided not to pursue investments in Cancer Detection International LLC, Electric Management Units, and Cancer Treatment Centers, Inc. in July 2001; sold our investment in Aperion Audio in June 2002; and terminated by mutual consent of both parties a contract to distribute Computerized Thermal Imaging, Inc. equipment in August 2000.


CORPORATE HISTORY

      TSET (formerly known as Technology Selection, Inc.) was originally incorporated under the laws of the State of Utah on September 17, 1980 as Penguin Petroleum, Inc. Penguin Petroleum Inc.'s stockholders approved a name change on October 6, 1982 to Petroleum Corporation of America, Inc. On December 29, 1996, stockholders approved a reorganization whereby they exchanged their stock on a one-for-one basis with Technology Selection, Inc., a Nevada corporation. Technology Selection, Inc.'s shares began trading on the Over-the-Counter Bulletin Board on August 28, 1996 under the symbol "TSET." On November 19, 1998, Technology Selection, Inc. changed its name to TSET, Inc.
Effective January 12, 2001, we began doing business as Kronos Advanced Technologies and, as of January 18, 2002, we changed our ticker symbol to "KNOS." We have confined most of our activities to classifying market and commercial targets, investigating potential investment and acquisition opportunities, and capitalizing on our investment in Kronos Air Technologies, and have not, to date, generated significant operating revenues. We have never been party to any bankruptcy, receivership, or similar proceedings and, other than noted above, have not been party to any material reclassification, merger, consolidation, or purchase or sale of significant assets not in the ordinary course of our business.

KRONOS AIR TECHNOLOGIES, INC.

      On March 13, 2000, we signed agreements for the acquisition of all of the issued and outstanding shares of Kronos Air Technologies, Inc. in exchange for shares of our common stock. Kronos Air Technologies is focused on the development and commercialization of an air movement and purification technology known as KronosTM which is more fully described below. In the fiscal years ended June 30, 2002 and 2001, respectively, we have recorded customer-sponsored research and development expenses of approximately $50,000 and $0, respectively. In those same periods, we have recorded company-sponsored research and development expenses of approximately $224,000 and $297,000, respectively.


TECHNOLOGY DESCRIPTION AND BENEFITS

      The KronosTM technology operates through the application of high voltage management across paired electrical grids that creates an ion exchange which moves air and gases at high velocities while removing odors, smoke, and particulates, as well as killing pathogens, including bacteria. We believe the technology is cost effective and is more energy efficient than current alternative fan and filter technologies. Kronos has completed the filing of four patents in the United States. The Patent for Electrostatic Fluid Acceleration is in Response to Office Action and three additional patents for the control and management of Electrostatic Fluid Acceleration are awaiting examination by the Patent Office. Each of these patents describes the inventions and claims necessary to move, control and filter air electrostatically, without the use of fans or moving parts. Additionally, the Patent for Electrostatic Fluid Acceleration has been filed in Australia, Canada, Mexico and Japan and await approval.

      The KronosTM device is comprised of state-of-the-art high voltage electronics and electrodes on a single printed circuit board attached to one or more sets of corona and target electrodes housed in a self contained casing. The device can be flexible in size, shape and capacity and can be used in embedded electronic devices, standalone room devices, and integrated HVAC and industrial applications. The KronosTM device has no moving parts or degrading elements and is composed of cost effective, commercially available components.

      The KronosTM technology combines the benefits of silent air movement, air cleaning, odor removal, limited ozone generation, and static control (as a KronosTM device can produce either positive or negative ions or both, if necessary). Because the KronosTM air movement system is a silent, non-turbulent, and energy efficient air movement and cleaning system, we believe that it is ideal for air circulation, cleaning and odor removal in all types of buildings as well as compact, sealed environments such as airplanes, submarines and cleanrooms. Additionally, because it has no moving parts or fans, a KronosTM device can instantly block or reverse the flow of air between adjacent areas for safety in hazardous or extreme circumstances. We believe that the benefits of the KronosTM technology include the following:


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

       VALUE: Built with readily available, existing electronics and hardware making the KronosTM device cost effective to manufacture.

RECENT ACHIEVEMENTS


COMPLETED CORE TECHNOLOGY DEVELOPMENT

      Having completed development of the core technology, we are now focused on applying the KronosTM technology to specific customer applications. Customer application development requires us to tailor the KronosTM technology to meet the customer's specific product requirements, including airflow volume and velocity, the level of particulate removal, the amount of gas destruction, the size and shape of the devices and the measurement and monitoring of airflow and air quality. This includes developing the product specifications, designing the actual product, building and testing prototypes, finalizing the design for the manufacturer, and the manufacturing of the actual product.


UNITED STATES NAVY SMALL BUSINESS INNOVATION RESEARCH CONTRACT

      In July 2002, Kronos Air Technologies obtained a Pre-Award notice from the
U. S. Navy for a Small Business Innovation Research Phase II contract worth $600,000, plus an option of $150,000. During the Pre-Award stage, Kronos will have to complete a government cost accounting audit and the U. S. Navy will need to complete the necessary documentation for Kronos to begin work on Phase II. Management believes that the government cost accounting audit will take approximately 30 days for us to complete and the U. S. Navy expects that completion of the documentation will take approximately 90 days. The Phase II contract is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the KronosTM devices manufactured under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology.


MEMORANDUM OF UNDERSTANDING WITH ACCESS BUSINESS GROUP INTERNATIONAL, L.L.C.

      In July 2002, Kronos Air Technologies executed a Memorandum of Understanding with Access Business Group International L.L.C. for the potential licensing of KronosTM based air movement and treatment technologies. Access Business Group is the product development, manufacturing and logistics subsidiary of Alticor Inc. and an affiliate of the Amway Corporation and Quixtar Inc. Under the proposed arrangement, Kronos will retain full rights to all of our intellectual property, as well as manufacturing of our proprietary power-supply. The final agreement is subject to negotiations between the parties. Management believes that this relationship will assist Kronos in expanding into global markets, including Europe and Asia for consumer air purification products.


LETTER OF INTENT FOR RETAIL CONSUMER PRODUCTS

      In April 2001, Kronos Air Technologies completed development of a prototype room-based air purification device and is now moving toward commercialization of the KronosTM technology outside of military applications. In May 2002, Kronos Air Technologies executed a non-binding term sheet with a consumer retail products company. The Term Sheet provides for exclusive North American retail distribution rights for a full consumer air movement and purification product line based on the Kronos technology for a term of at least three years. Kronos will be compensated through royalty payments with minimum annual levels. Kronos believes it will retain full rights to all of its intellectual property, as well as manufacturing of its proprietary power supply. The final agreement is subject to negotiations between the parties. The product line launch is scheduled for first quarter 2003. Kronos has completed the development of the core KronosTM technology. Kronos is required to keep the identity of the consumer products company confidential until the formal announcement of the product launch.

      Management believes that the cash flow generated from this relationship will assist Kronos in expanding the KronosTM technology for applications in, including: (1) air movement and purification in health care, hospitality, residential and commercial facilities; (2) air purification for unique spaces, such as cleanrooms, automobiles, cruise ships and airplanes; (3) specialized military uses in naval vessels, closed vehicles and environmental devices; (4) embedded cooling and cleaning for electronic devices and medical equipment; (5) industrial scrubbing with respect to product storage and diesel and other emissions; and (6) hazardous gas destruction for incineration and chemical facilities. Management further believes that this relationship will assist Kronos in expanding into global markets.


UNDERWRITERS LABORATORIES' APPROVAL

      In June 2001, Kronos Air Technologies obtained Underwriters Laboratories, Inc.'s approval for the KronosTM device's core electronics. The electronic module is the key component of Kronos Air Technologies' proprietary technology and is used in all KronosTM based products. We believe the Underwriters
Laboratories'  approval  of the  electronics  should  shorten  the  Underwriters
Laboratories' approval process for all future Kronos Air Technologies air movement and purification products. Final Underwriters Laboratories' approval for each KronosTM based device (based on using the current core electronics) will depend on meeting mechanical and material standards for each device. This final Underwriters Laboratories' effort will focus primarily on safety standards applied to the casing for the device and materials used in final design.


LOCKHEED MARTIN AND GENERAL DYNAMICS CONTRACTS

      In the fourth quarter 2001, Kronos Air Technologies began to generate revenue for the first time in the military marketplace with the sale of KronosTM devices to Lockheed Martin and the delivery of its first commercialized KronosTM devices to Bath Iron Works, a division of General Dynamics. The Bath Iron Works' air movement and purification devices are being used in the chief quarters of the USS WINSTON CHURCHILL (DDG-81).

      With respect to General Dynamics, we are working to develop the relationship with them, including providing demonstrations of our Kronos(TM) technology. We do not have any specific plans with General Dynamics and/or Lockheed Martin. There are no anticipated time frames as to when we may receive any future revenue from these companies.


SMALL BUSINESS INNOVATION RESEARCH CONTRACTS AWARDED

      UNITED STATES NAVY. In May 2001, Kronos Air Technologies was awarded a Small Business Innovation Research contract. This contract is sponsored by the United States Navy and is potentially worth up to $837,000 in product development and testing support for Kronos Air Technologies. The first phase of the contract is worth up to $87,000 in funding for manufacturing and testing a prototype device for air movement and ventilation onboard naval vessels. If awarded to Kronos Air Technologies, the second phase of the contract would be worth up to $750,000 in additional funding. The KronosTM devices manufactured under this contract will be embedded in an existing HVAC systems to move air more efficiently than the current fan based technology. This contract is an extension of the commercialization effort by Kronos Air Technologies in the specialized military marketplace. In April 2002, the United States Navy and Kronos mutually agreed to exercise the option on the first phase of the United States Navy SBIR contract. The option is to provide incremental funding to Kronos to further test and evaluate the KronosTM devices built during the initial funding. Testing will include demonstrating the ability of the United States Navy KronosTM devices to capture and destroy biological hazards and to effectively manage electrical magnetic interference.

      UNITED STATES ARMY. In December 2001, Kronos Air Technologies was awarded a Small Business Innovation Research contract. This contract is sponsored by the United States Army and potentially worth up to $870,000 in product development and testing support for Kronos Air Technologies. The first phase of the contract is worth up to $120,000 in funding to investigate and analyze the feasibility of the Kronos(TM) technology to reduce humidity in heating, ventilation and air conditioning (HVAC) systems. If awarded to Kronos Air Technologies, the second phase of the contract would be worth up to $650,000 in additional funding. The KronosTM devices manufactured under this contract will be to further demonstrate the versatility of the Kronos(TM) technology to meet airflow, system pressure and reduced humidity requirements for HVAC systems. This contract is an extension of the commercialization effort by Kronos Air Technologies in the specialized military marketplace. In May 2002, the United States Army requested our company to submit a detailed phase two proposal by June 10, 2002. The proposal was submitted on June 7, 2002 and the evaluation period for this proposal by the United States Army is expected to be approximately 9 months.


BUSINESS STRATEGY

      Kronos Air Technologies' business development strategy is to sell and license the KronosTM technology to six distinct market segments: (1) air movement and purification (health care, hospitality, residential and commercial facilities); (2) air purification for unique spaces (cleanrooms, automotive, cruise ships and airplanes); (3) specialized military (naval vessels, closed vehicles and environmental devices); (4) embedded cooling and cleaning (electronic devices and medical equipment); (5) industrial scrubbing (produce storage and diesel and other emissions), and (6) hazardous gas destruction (incineration and chemical facilities).

      AIR MOVEMENT AND PURIFICATION. Indoor air pollution, including "sick building syndrome" and "building related illness," is caused by inadequate ventilation, chemical contaminants from indoor and outdoor sources and biological contaminants. The addressable air movement and purification segment is made up of four principal applications: (1) health care, (2) hospitality (3) residential and (4) commercial. Kronos Air Technologies is attempting to develop a KronosTM device intended to address the specific air quality issues, including odors, found in most nursing home and assisted living facilities.

      AIR PURIFICATION FOR UNIQUE SPACES. Electronics, high-tech, semiconductor, pharmaceutical, aerospace, medical and many other producers depend on cleanroom technology. As products such as electronic devices become smaller, the chance of contamination in manufacturing becomes higher. For pharmaceutical companies, clean, safe and contaminant-free products are imperative to manufacturing and distributing a viable product. Other potential applications for the KronosTM technology include contained spaces such as aircraft, cruise ships and other transportation modes that require people to breathe contaminated, re-circulated air for extended periods. Kronos Air Technologies is also evaluating the effectiveness of the Kronos(TM) technology on reducing diesel emissions.

      SPECIALIZED MILITARY. Kronos Air Technologies has been working with General Dynamics on commercializing specific military applications of the KronosTM technology. To date, Kronos Air Technologies has developed and shipped miniature KronosTM based devices for retrofitting the sailors' bunk fans on United States Naval ships and a larger embedded device for retrofitting fans in the ductwork of United States Naval ships. In addition, Kronos Air Technologies was awarded a Small Business Innovation Research contract sponsored by the United States Navy and is potentially worth up to $837,000 in funding for product development and testing. The KronosTM devices manufactured under this contract will be embedded in existing HVAC systems to move air more efficiently than the current fan based technology. In addition, Kronos Air Technologies was awarded a Small Business Innovation Research contract sponsored by the United States Army and is potentially worth up to $870,000 in funding for product development and testing. The KronosTM devices manufactured under this contract will be used to demonstrate the ability to commercialize the KronosTM technology for mass production.

      OTHER MARKET SEGMENTS. The technology demonstrated in the Small Business Innovation Research contract has direct applications to other commercial market segments that Kronos Air Technologies is pursuing, including industrial ventilation for building HVAC systems, embedded cooling for electronic equipment and hazardous gas scrubber systems.

      For each of these market segments, there exists a large number of incumbent specialty, national and global competitors. These competitors have firmly established products, customers, distribution and sales channels and broad brand recognition. These competitors have significantly greater financial resources than our company. The consumer, commercial and industrial fan, air movement and air purification markets are highly competitive on price, availability, customization, service and warranty. Kronos Air Technologies intends to utilize its advantages in features and performance to create a beneficial value to its customers. Kronos Air Technologies intends to compete in licensing of air movement and purification technologies to existing manufacturers and product sales organizations. Kronos Air Technologies intends to also design, develop and manufacture air movement and air purification components and products for wholesale and retail sales.


MILESTONES

      Our primary business objectives over the next twelve months are the further development and commercialization of the Kronos(TM) technology with a view toward generating cash flow from customers. The primary milestones necessary to achieve these objectives are as follows:

      o completion of commercialization of standalone KronosTM devices to generate revenues, including completion of design of finished products, obtaining final Underwriters Laboratories' approval for the finished products, and completion of customer beta testing programs;

      o development of corporate capability to manage the outsourcing of production and post-sale servicing of Kronos(TM) products, including final selection of contract manufacturers and design of product tooling;

      o     further  development and  augmentation  of Kronos Air  Technologies'
            operational    capabilities   to   support   revenue   stream,   and
            identification of new applications for KronosTM technology;

      o expansion of technical resources and product engineering to better position Kronos Air Technologies' ability to address specific customer issues and needs, including expanding Kronos Air Technologies' chemical and materials technical expertise;

      o hiring additional marketing and sales personnel to expand customer base to allow Kronos Air Technologies to grow both near term and long term revenue; and

      o continuation of implementation of Kronos Air Technologies' intellectual property strategies, including continuation of its U.S. and international patent filing process to enable a full development and effectively management of intellectual property rights and assets.

      We estimate that achievement of these milestones will require approximately $3,000,000 of funding. We anticipate that such funding will be obtained pursuant to the Fusion Capital transaction, cash flow generated from government grants and contracts (including the Small Business Innovation Research contracts sponsored by the United States Navy and Army, recently awarded to Kronos Air Technologies), and cash flow generated from customer revenue. Kronos has completed the development of the core KronosTM technology. We are currently focused on applying the KronosTM technology to specific customer applications, depending upon customer needs. We modify applications of our existing KronosTM technology on a customer-by-customer basis.


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

      ACQUISITION AND SALE OF APERION AUDIO, INC. Pursuant to a Settlement and Mutual Release Agreement dated as of June 7, 2002, we transferred ownership of 100% of the issued and outstanding shares of common stock of Aperion Audio to a new ownership group comprised primarily of Aperion Audio's current management.

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


RETENTION OF THE EAGLE ROCK GROUP, LLC

      On July 9, 2001, we signed an agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group will work with the Kronos Air Technologies team to fully develop and capitalize on the KronosTM technology. We believe that The Eagle Rock Group can assist us in unlocking the potential value of the KronosTM technology.

      We believe that The Eagle Rock Group's multi-disciplined approach, which uses seasoned business executives and leverages relationships and networks, can accelerate the KronosTM opportunity versus the timing and development if we were to continue on a go-it-alone strategy or if we were to work and coordinate with the myriad of groups necessary to duplicate The Eagle Rock Group team. Specifically, we initially envision The Eagle Rock Group working to augment and enhance our efforts in the following areas (i) capital raising and allocation,
(ii) strategic partner introduction and evaluation, (iii) distribution channel development, (iv) product focus and brand development, (v) human resource placement, and (vi) capital market introduction and awareness.

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

      Effective March 11, 2002, we entered into an agreement with The Eagle Rock Group extending our relationship with The Eagle Rock Group until March 1, 2003. Pursuant to the agreement, we agreed to convert the then-currently owed amounts to The Eagle Rock Group of $120,000 into a promissory note due and payable on March 1, 2003 and agreed to grant to The Eagle Rock Group a ten-year warrant for the right to purchase 2,000,000 shares of our common stock. Five hundred thousand (500,000) warrant shares are earned over a 12-month period and will be fully earned on March 1, 2003. The remainder of the shares may be earned, contingent upon the occurrence of various events, including a successful capital raise, securing contracts with the U.S. military, securing contracts with consumer-oriented distribution organizations, and the adoption of a branding/marketing campaign principally developed by The Eagle Rock Group. The exercise price of these warrant shares will be equal to our common stock's closing price as of the day an initial letter of intent or term sheet related to such transaction is executed.


FUSION CAPITAL TRANSACTION

      On August 12, 2002, we entered into a common stock purchases agreement with Fusion Capital. Pursuant to the common stock purchase agreement and subject to the condition that Fusion Capital is not obligated nor permitted to purchase shares of our common stock if the per-share price of our common stock does not equal or exceed the floor price of $0.10, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. The $6.0 million of our common stock is to be purchased over a 30-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price per share is equal to the lesser of (i) the lowest price of our common stock on the purchase date; or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive trading days prior to the date of a purchase by Fusion Capital. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital.


EMPLOYEES

      On September 23, 2002, TSET and its subsidiaries had the number of full-time employees set forth in the following table.

          NAME                                     NUMBER OF EMPLOYEES
          ----                                     -------------------

          TSET, Inc.                                         3

          Kronos Air Technologies, Inc.                      5
                                                         ---------

                TOTAL                                        8
                                                         =========

      Of the total number of full-time employees, one works in general management, four in research and development, one in marketing and sales, one in finance, one in operations, and none are employed in administrative and other support positions. None of the employees are represented by unions. There has been no disruption of operations due to a labor dispute. We consider our relations with our employees to be good.


CERTAIN BUSINESS RISK FACTORS

      We are subject to various risks which may have a material adverse effect on our business, financial condition and results of operations, and may result in a decline in our stock price. Certain risks are discussed below:


WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

      We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. For the year ended June 30, 2002, we had revenue of $92,600 and incurred a net loss of $2.8 million. For the year ended June 30, 2002, we generated negative cash flows from our operations. We have incurred annual net losses of $2.8 million, $9.9 million and $2.0 million, respectively, during the past three fiscal years of operation. As a result, at June 30, 2002, we had an accumulated deficit of $14.8 million. For the fiscal years ended June 30, 2002, 2001 and 2000, we had revenue of $92,600, $95,000 and $0, respectively. We have incurred net losses from continuing operations of $3.5 million, $3.6 million and $1.4 million for the fiscal years ended June 30, 2002, 2001 and 2000. For the fiscal years ended June 30, 2002 and 2001, we generated negative cash flows from our operations. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock. We expect that our revenues and cash flows from operations may not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our KronosTM technologies. No assurances can be given that we will be able to successfully commercialize our KronosTM technologies or that we will ever be profitable.

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended June 30, 2002, 2001 and 2000 relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


THE SALE OF OUR COMMON STOCK TO FUSION CAPITAL MAY CAUSE DILUTION AND THE SALE OF THE SHARES OF COMMON STOCK ACQUIRED BY FUSION CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

      The purchase price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares issued to Fusion Capital will be freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares sold to Fusion Capital will be sold over a period of up to 30 months from the date of the common stock purchase agreement. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

      You should be aware that there is an inverse relationship between our stock price and the number of shares to be issued to Fusion Capital under the common stock purchase agreement. That is, as our stock price declines, we would be required to issue a greater number of shares under the common stock purchase agreement to receive the same amount of proceeds. This inverse relationship is demonstrated by the following table, which shows the number of shares to be issued under the common stock purchase agreement at a purchase price of $0.20 (the closing sale price of our common stock on August 30, 2002) and at lower stock prices in order to fully draw down the $6.0 million available under the common stock purchase agreement. This table does not take into account any shares of our common stock that would be issued upon conversion of any options outstanding.


---------------------------------------------------------------------------------------------
Purchase Price:                       $0.20           $0.15           $0.12          $0.10
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
No. of Shares(1):                30,000,000      40,000,000      50,000,000     60,000,000
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Total Outstanding(2):            75,141,293      85,141,293      95,141,293    105,141,293
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Percent Outstanding(3):               39.9%           47.0%           52.6%          57.1%
---------------------------------------------------------------------------------------------

----------------------

(1) Represents the number of shares of common stock that could be issued to Fusion Capital at the prices set forth in the table.

(2) Represents the total number of shares of common stock outstanding after the possible issuance of the shares to Fusion Capital.

(3) Represents the shares of common stock that could be issued as a percentage of the total number shares outstanding.

      In order for us to drawn down the entire $6.0 million available under the common stock purchase agreement, it may be necessary for us to register additional shares of common stock in a new registration statement.

      Fusion Capital may not purchase shares of our common stock under the common stock purchase agreement if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our common stock outstanding at the time of the purchase by Fusion Capital. However, even though Fusion Capital may not receive additional shares of our common stock in the event that the 9.9% limitation is ever reached, Fusion Capital is still obligated to pay to us $10,000 on each trading day, unless the common stock purchase agreement is suspended, an event of default occurs or the agreement is terminated. Under these circumstances, Fusion Capital would have the right to acquire additional shares in the future should its ownership subsequently become less than the 9.9%. Fusion Capital has indicated to us that in the event that it ever held 9.9% of our common stock, it would likely sell shares of our common stock in order to remain under the 9.9% threshold.

WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS

      At June 30, 2002, we had a working capital deficit of $1.7 million. The independent auditor's report for the years ended June 30, 2002, June 30, 2001 and June 30, 2000 includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the years ended 2002, 2001 and 2000, we had an operating cash flow deficit of $1.5 million, $1.6 million and $0.3 million, respectively. We do not currently have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need additional funds to continue these operations and pay certain existing obligations.

      Subject to the condition that Fusion Capital is not obligated and will not be permitted to purchase shares of our common stock if the per-share price of our common stock is below the floor price of $0.10, we have the right to receive $10,000 per trading day under the common stock purchase agreement unless our stock price equals or exceeds $3.00, in which case the daily amount may be increased at our option. The selling price of our common stock to Fusion Capital will have to average at least $0.40 per share for us to receive the maximum proceeds of $6.0 million without registering additional shares of common stock in a new registration statement. Assuming a purchase price of $0.20 per share (the closing sale price of the common stock on August 30, 2002) and the purchase by Fusion Capital of the full 15,000,000 shares being registered on behalf of Fusion Capital, proceeds to us would only be $3,000,000 unless we choose to register more than the 15,000,000 shares which are being registered, which we have the right, but not the obligation, to do. The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital form other sources, such as through the sale of our Kronos(TM) air movement and purification systems. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive and if we are unable to commercialize and sell the products or technologies of our subsidiaries, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the common stock purchase agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations. Additional financing could be prohibitively expensive due to the recent economic downturn in the U.S. economy and the possibility of reduced investor confidence generally in the financial markets and in emerging growth and technology companies. In addition, additional financing could be prohibitively expensive because (i) we have limited assets that have value to pledge as collateral; (ii) we have negative cash flows with an accumulated deficit; and (iii) and we have no definitive contractual revenue stream from any customers.


EXISTING SHAREHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL AND ANY OTHER EQUITY FINANCING

      The sale of shares pursuant to our agreement with Fusion Capital or any other future equity financing transaction will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the common stock purchase agreement with Fusion Capital in order to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution. We cannot predict the actual number of shares of common stock that will be issued pursuant to the agreement with Fusion Capital or any other future equity financing transaction, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we do not know the exact amount of funds we will need.


FAILURE TO DEVELOP MANUFACTURING AND SALES CAPABILITIES WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

      We have only recently begun to manufacture and market prototype versions of our Kronos Air Technologies products and we have no experience manufacturing, marketing or distributing commercial quantities of our Kronos Air Technologies products. Kronos Air Technologies currently does not have any commercial-scale manufacturing facilities and only limited sales and marketing personnel. Kronos Air Technologies does not have any relationships with third parties to contract manufacture, market or distribute the KronosTM products. If Kronos Air Technologies is unable to acquire adequate manufacturing capabilities and hire sales and marketing personnel or if it cannot enter into satisfactory arrangements with third parties to manufacture, market and distribute the KronosTM products on commercially reasonable terms, we would be forced to curtail our business operations. There can be no assurance that we will be able to acquire adequate manufacturing capabilities and hire sales and marketing personnel or be able to enter into satisfactory arrangements with third parties to manufacture, market and distribute the KronosTM products.

COMPETITION IN THE MARKET FOR AIR MOVEMENT AND PURIFICATION DEVICES MAY RESULT IN THE FAILURE OF THE KRONOSTM PRODUCTS TO ACHIEVE MARKET ACCEPTANCE

      Kronos Air Technologies presently faces competition from other companies that are developing or that currently sell air movement and purification devices. Many of these competitors have substantially greater financial, research and development, manufacturing, and sales and marketing resources than we do. Many of the products sold by Kronos Air Technologies' competitors already have brand recognition and established positions in the markets that we have targeted for penetration. In the event that the KronosTM products do not favorably compete with the products sold by our competitors, we would be forced to curtail our business operations.


OUR FAILURE TO OBTAIN AND ENFORCE INTELLECTUAL PROPERTY PROTECTION WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

      Our success depends in part on our ability to obtain and defend our intellectual property, including patent protection for our products and processes, preserve our trade secrets, defend and enforce our rights against infringement and operate without infringing the proprietary rights of third parties, both in the United States and in other countries.

      We presently have no patents and patents based on pending patent applications or any future patent applications may not be issued. We have four U.S. and four foreign patent applications pending. The validity and breadth of our intellectual property claims in ion wind generation and electrostatic fluid acceleration and control technology involve complex legal and factual questions and, therefore, may be highly uncertain. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.

      Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future.

      Our success will also depend in part on our ability to develop commercially viable products without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and patents may exist or could be filed which would have an adverse effect on our ability to market our products or maintain our competition position with respect to our products.


POSSIBLE FUTURE IMPAIRMENT OF INTANGIBLE ASSETS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION

      Our net intangible assets of approximately $2.2 million and $2.4 million as of June 30, 2002 and 2001 relate only to the acquisition of Kronos Air Technologies, Inc. and consists principally of purchased patent technology and marketing intangibles. They comprise 94% and 79% of our total assets as of June 30, 2002 and June 30, 2001, respectively. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the inventor of the KronosTM technology, or the ability to create a customer base for the sale or licensing of the KronosTM technology.

      Although no events have occurred that would indicate that an impairment may exist with respect to these intangible assets, should an impairment occur, we would be required to recognize it in our financial statements. Since the intangible assets comprise 94% of out total assets as of June 30, 2002, a write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.


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

      We failed to timely file federal and state income tax returns for calendar years 1997 through 2001, respectively; however, we are now current in all of our income tax filings. We had operating losses for each year during the period 1997 through 2001, and there were no income taxes due and owing for those years.
These returns could be subject to review and potential examination by the respective taxing authorities. Should any of these returns come under examination by federal or state authorities, our positions on certain income tax issues could be challenged. The impact, if any, of the potential future examination cannot be determined at this time. If our positions are successfully challenged, we may be forced to pay income taxes, interest and penalties for those years.

ITEM 2.  PROPERTIES

      Our principal executive office is located at 464 Common Street, Suite 301, Belmont, Massachusetts.

      The offices of Kronos Air Technologies are located at 8549/8551 154th Avenue NE, Redmond, Washington 98052. Kronos Air Technologies is committed through June 30, 2003 to annual lease payments on operating leases for 4,000 square feet of office/research lab premises of $42,670 per year.

      We consider our existing facilities to be adequate for our foreseeable needs.


ITEM 3.  LEGAL PROCEEDINGS

      On June 6, 2002, Dutchess Advisors Ltd. initiated legal proceedings in Middlesex County, Massachusetts, against TSET. The complaint alleges, among other things, breach of contract, QUANTUM MERUIT, unjust enrichment and conversion with respect to a letter agreement, dated June 19, 2001, between TSET and Dutchess Advisors Ltd., and seeks, among other things, a judgment in the amount of $75,000, exclusive of pre-judgment interest, costs and attorneys' costs. TSET contested the allegations made by Dutchess by serving a motion to dismiss all claims. Dutchess subsequently filed an amended complaint with the court on August 16, 2002. Dutchess seeks to recover up to three times its actual damages as well as its costs and attorneys' fees. On September 23, 2002, TSET served on Dutchess Advisors Ltd. a motion to dismiss all counts in the amended complaint. TSET believes that it has meritorious defenses and intends to vigorously defend this matter.

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

      On January 13, 2000, we initiated legal proceedings in Clackamas County, Oregon against Foster & Price Ltd., an Isle of Man corporation, seeking, among other things, a judicial declaration that a certain term sheet signed by us and Foster & Price was lawfully terminated by us due to Foster & Price's failure to perform certain terms thereunder and was therefore null and void, and that we and Foster & Price had no further contractual obligations between ourselves. Foster & Price claimed entitlement to the issuance of 10,000,000 shares of our common stock, notwithstanding its alleged nonperformance of certain important obligations under the term sheet. On July 7, 2001, we entered into a mutual release and settlement agreement with Foster & Price and Alex D. Saenz, pursuant to which our company, Foster & Price and Mr. Saenz mutually and fully released each other from all related claims and counterclaims and agreed to the dismissal of the litigation initiated by us against Foster & Price on January 13, 2000. The settlement agreement does not contain any admission of liability or fault by any party. The parties also agreed, among other things, to not institute any future litigation relating to the term sheet or the previous relationship. As settlement consideration, we delivered to Foster & Price and Mr. Saenz, collectively, a total of 375,000 registered shares of our common stock valued at $213,750 on May 31, 2002. This amount was accrued at June 30, 2001 and is included in Other Income/Expense in the Statement of Operations for the period ended June 30, 2001. The shares were not issued until the following year. Once the shares were issued, the transaction was properly reflected in shareholders' equity. Foster & Price and Mr. Saenz have agreed that in no case shall they sell on any given trading day more than 5,000 shares, or more than 12,500 shares in any consecutive five-day trading period, or more than 50,000 shares in any 30-day consecutive trading period. Foster & Price and Mr. Saenz have agreed to certain confidential provisions and to indemnify us against claims arising out of any dispute between Foster & Price and Mr. Saenz relating to any allocation of shares between them as well as claims brought by persons who are not parties to the settlement agreement.

      On January 11, 2002, Aperion Audio, Inc. (f/k/a EdgeAudio.com), a company in which TSET owned common shares, initiated arbitration in a dispute over the Agreement and Plan of Reorganization between the parties. Aperion Audio, Inc. requested damages of $213,900 plus consequential damages. On June 7, 2002, TSET settled all outstanding litigation with Aperion Audio, Inc., including the dismissal of arbitration proceedings, pursuant to a Settlement Agreement and Mutual Release, which included the sale of TSET-owned shares of Aperion Audio, Inc. common stock. Under this settlement, we have agreed to make the remaining $213,900 capital contributions previously agreed to at the time TSET acquired Aperion Audio in the form of a non-interest bearing note payable over the next

14 months. We also agreed to sell Aperion Audio to two of its managers and former shareholders. As a result, we are returning all of the shares of Aperion Audio and 500,000 shares of TSET common stock in exchange for a full release of all liabilities and claims, including the release of the potential liability for $3 million of additional consideration to be paid in shares of TSET common stock via an earn-out provision in the Acquisition Agreement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "TSET." Our high and low bid prices by quarter during fiscal 2002, 2001, and 2000 are presented as follows:

                                                               FISCAL YEAR 2002
                                                               HIGH         LOW
                                                               ----         ---
           First Quarter (July 2001 to September 2001)        $0.700      $0.300
           Second Quarter (October 2001 to December 2001)     $0.530      $0.210
           Third Quarter (January 2002 to March 2002)         $0.280      $0.185
           Fourth Quarter (April 2002 to June 2002)           $0.330      $0.140


                                                               FISCAL YEAR 2001
                                                               HIGH         LOW
                                                               ----         ---
           First Quarter (July 2000 to  September 2000)       $3.310      $1.150
           Second Quarter (October 2000 to December 2000)     $2.040      $1.150
           Third Quarter (January 2001 to March 2001)         $1.650      $1.060
           Fourth Quarter (April 2001 to June 2001)           $1.210      $0.580


                                                               FISCAL YEAR 2000
                                                               HIGH         LOW
                                                               ----         ---
           First Quarter (July 1999 to September 1999)        $0.875      $0.437
           Second Quarter (October 1999 to December 1999)     $2.625      $0.750
           Third Quarter (January 2000 to March 2000)         $6.750      $1.187
           Fourth Quarter (April 2000 to June 2000)           $3.370      $2.063


      On September 23, 2002, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.14 per share. On September 23, 2002, we had approximately 1,000 beneficial stockholders of our common stock and 45,141,293 shares of our common stock were issued and outstanding.


DIVIDENDS

      We have not declared or paid dividends on our common stock during fiscal 2000, 2001 or 2002 and do not plan to declare or pay dividends on our common stock during fiscal 2003. Our dividend practices are determined by our Board of Directors and may be changed from time to time. We will base any issuance of dividends upon our earnings (if any), financial condition, capital requirements, acquisition strategies, and other factors considered important by our Board of Directors. Nevada law and our Articles of Incorporation do not require our Board of Directors to declare dividends on our common stock. We expect to retain any earnings generated by our operations for the development and expansion of our business and do not anticipate paying any dividends to our stockholders for the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

      Except as otherwise noted, all of the following shares were issued and options and warrants granted pursuant to the exemption provided for under
Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." No commissions were paid, and no underwriter participated, in connection with any of these transactions. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about TSET to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

      All investors participating in private placements for cash were "accredited investors" within the meaning of Regulation D. In addition, we note that there are several categories of recipients of these shares. These include investors for cash, officers, directors, consultants, litigants and former shareholders of private companies acquired by TSET. TSET does not believe that these categories of recipients should be integrated with each other under the concept of integration. Under Securities Act Release Nos. 4552 and 4434, these categories would not involve a single plan of financing and would not be considered to be made for the same general purpose. As a result, each category should be reviewed on its own. Given the small number of purchasers in these categories, TSET believes that these transactions complied in all respects with
Section 4(2). TSET believes that this conclusion is true even if the transactions occurring within each category are integrated with other transactions occurring within six months or one year of a given transaction.

      In April 1999, we issued 1,000,000 shares of our common stock, valued at $0.30 per share, at an aggregate value of $300,000, to The Pangea Group, LLC, the nominee of Jeffrey A. Wilson, a director and executive officer of TSET, based on an employment agreement dated April 16, 1999. The fair market value of a share of our common stock on April 16, 1999, the date of grant, was $1.00 per share. In September 2001, TSET determined that such employment agreement was null and void from its inception. As a consequence, the issuance of the 1,000,000 common shares is void as of April 16, 1999, the effective date of the employment agreement, and these shares of common stock will be treated as if they never were issued. The issuance of such shares is not reflected in their financial statements.

      In August 1999, we issued 100,000 shares of our common stock, valued at $0.50 per share (the fair market value for our shares as of such date), at an aggregate value of $50,000, to twelve persons in exchange for ownership of U.S. patent no. 4,803,632 (issued February 7, 1989) and related intellectual property rights relating to a technology and device referred to as the "Intelligent Utility Meter System".

      In January 2000, we issued 74,094 shares of our common stock, valued at $0.69 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $51,125 in cash.

      In February 2000, we issued 80,435 shares of our common stock, valued at $0.92 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $74,000 in cash.

      In March 2000, we issued 619,645 shares of our common stock, valued at $1.81 per share (the negotiated purchase price for such shares), at an aggregate value of $1,119,234, to nine persons in exchange for all of the issued and outstanding shares of common stock of Atomic Soccer owned by such persons.

      In March 2000, we issued 380,355 shares of our common stock, valued at $1.81 per share (the negotiated purchase price for such shares), at an aggregate value of $687,016, to one person in exchange for all of the issued and outstanding shares of common stock of Atomic Soccer owned by such person.

      In March 2000, we issued 37,555 shares of our common stock as part of the Atomic Soccer acquisition. There was no value received for these shares. We are seeking their return.

      In March 2000, we issued 2,250,000 shares of our common stock, valued at $1.49 per share (the negotiated purchase price for such shares), at an aggregate value of $3,346,875, to six persons in exchange for 100% of the issued and outstanding common stock of Kronos Air Technologies.

      In March 2000, we issued 45,045 shares of our common stock, valued at $2.22 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $100,000 in cash.

      In March 2000, we issued 78,325 shares of our common stock, valued at $2.03 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $159,000 in cash.

      In April 2000, we issued 77,670 shares of our common stock, valued at $1.03 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $80,000 in cash.

      In April 2000, we issued 179,641 shares of our common stock, valued at $1.67 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $300,000 in cash.

      In May 2000, we issued 1,298,701 shares of our common stock, valued at $1.96 per share (the negotiated purchase price for such shares), at an aggregate value of $2,550,000, to five persons in exchange for 100% of the issued and outstanding common stock of Aperion Audio.

      In May 2000, we issued 180,000 shares of our common stock, valued at $1.96 per share (the negotiated purchase price for such shares), at an aggregate value of $353,430, to five persons in exchange for 100% of the issued and outstanding membership interests of Cancer Detection International. In 2001, there was a 20,000 common share adjustment ($39,250) to this purchase, resulting in a net 160,000 shares of our common stock being issued.

      In May 2000, we issued 57,971 shares of our common stock, valued at $1.38 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $80,000 in cash.

      In May 2000, we issued 14,815 shares of our common stock, valued at $3.375 per share (the fair market value for our shares as of such date), at an aggregate value of $50,000, to Richard A. Papworth, a director and executive officer of TSET, based on an employment agreement dated May 19, 2000.

      In June 2000, we issued 52,980 shares of our common stock, valued at $1.51 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $80,000 in cash.

      In June 2000, we issued 122,699 shares of our common stock, valued at $1.63 per share (the negotiated purchase price for such shares), at an aggregate value of $200,000, to Erik W. Black, a director and executive officer of TSET.

      In July 2000, we issued 161,538 shares of our common stock, valued at $1.17 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $189,000 in cash.

      In August 2000, we issued 5,000 shares of our common stock, valued at $1.312 per share (the fair market value for our shares as of such date), at an aggregate value of $6,560, to an executive officer of TSET, as compensation.

      In August 2000, we issued 120,000 shares of our common stock, valued at $1.00 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $120,000 in cash.

      In August 2000, we issued 8,004 shares of our common stock, valued at $1.42 per share (the negotiated exchange value of such shares), at an aggregate value of $11,366, to one person in liquidation of indebtedness of Atomic Soccer.

      In August 2000, we issued 44,667 shares of our common stock, valued at $1.24 per share (the negotiated exchange value of such shares), at an aggregate value of $55,388, to two persons in liquidation of indebtedness of Atomic Soccer.

      In September 2000, we issued 309,588 shares of our common stock, valued at $1.00 per share (the negotiated exchange value of such shares), at an aggregate value of $309,588, to two persons in liquidation of indebtedness of Atomic Soccer.

      In September 2000, we issued 45,800 shares of our common stock, valued at $1.00 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $45,800 in cash.

      In September 2000, we issued 559,000 shares of our common stock, valued at $1.00 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $559,000 in cash.

      In September 2000, we issued 150,000 shares of our common stock, valued at $1.00 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $150,000 in cash.

      In December 2000, we issued 168,492 shares of our common stock, valued at $0.59 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $100,000 in cash.

      In December 2000, we issued 39,091 shares of our common stock, valued at $0.57 per share (the negotiated purchase price of such shares), to two persons, stockholders of TSET, in exchange for $22,340 in cash.

      In January 2001, we issued 687,500 shares of our common stock, valued at $0.58 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $400,000 in cash.

      In January 2001, we issued 7,693 shares of our common stock, valued at $0.65 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $5,000 in cash.

      In January 2001, we issued 50,000 shares of our common stock, valued at $0.60 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $30,000 in cash.

      In January 2001, we issued 10,000 shares of our common stock, valued at $0.64 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $6,400 in cash.

      In January 2001, we issued 40,000 shares of our common stock, valued at $1.25 per share (the fair market value for our shares as of such date), at an aggregate value of $50,000, to one person in exchange for legal services rendered to Kronos Air Technologies.

      In January 2001, we issued 4,915 shares of our common stock, valued at $1.25 per share (the fair market value for our shares as of such date), at an aggregate value of $6,144, to five persons, directors, executive officers, and employees of Kronos Air Technologies, as compensation.

      In March 2001, we issued 186,302 shares of our common stock, valued at $0.72 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $135,000 in cash.

      In April 2001, we issued 97,020 shares of our common stock, valued at $1.00 per share (the negotiated exchange value for such shares), at an aggregate value of $97,020, to two persons, in liquidation of indebtedness of Atomic Soccer.

      In April 2001, we issued 38,038 shares of our common stock, valued at $0.46 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $17,530 in cash.

      In April 2001, we issued 2,000 shares of our common stock, valued at $0.885 per share (the fair market value for our shares as of such date), at an aggregate value of $1,770, to one person, an employee of Kronos Air Technologies, as compensation.

      In April 2001, pursuant to a stock option agreement, we granted five-year options to acquire 450,000 shares of our common stock, at an exercise price of $0.885 per share (the fair market value for our shares as of the date of grant), at an aggregate value $398,250, to nine persons, including Daniel R. Dwight, Richard A. Papworth, Richard F. Tusing, Erik W. Black, Jeffrey D. Wilson, Charles D. Strang, all of whom are directors and executive officers of TSET and Kronos Air Technologies. The remaining three persons are key employees of TSET and Kronos Air Technologies, as compensation for services. All such options immediately vested.

      In April 2001, pursuant to a stock option agreement, we granted ten-year options to acquire 350,000 shares of our common stock, at an exercise price of $0.885 per share (the fair market value for our shares as of the date of grant), at an aggregate value of $309,750, to one person who is a director and executive officer of TSET, in consideration of the waiver of certain contract rights. In September 2001, these options were determined to be null and void as of the date of grant and the issuance of such options is not reflected in the financial statements.

      In April 2001, pursuant to a stock option agreement, we granted ten-year options to acquire 398,475 shares of our common stock, at an exercise price of $0.885 per share (the fair market value for our shares as of the date of grant), at an aggregate value of $352,650, to one person who is a director and executive officer of TSET, in consideration of the waiver of certain contract rights. All such options immediately vested.

      In April 2001, we granted five-year options to acquire shares of our common stock, at an exercise price of $1.12 per share (the fair market value for our shares as of the date of grant), to one person who is an officer of Kronos Air Technologies, as partial compensation for services pursuant to an accrual formula set forth in a consulting agreement. As of September 14, 2001, such accrued options entitled this person to acquire 148,000 shares of our common stock, at an aggregate value of $165,760. All such options immediately vested.

      In May 2001, we issued 891,891 shares of our common stock, valued at $0.34 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $300,000 in cash.

      In May 2001, we issued 52,778 shares of our common stock, valued at $0.36 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $19,000 in cash.

      In May 2001, pursuant to a stock option agreement, we granted ten-year options to acquire 250,000 shares of our common stock, at an exercise price of $0.710 per share (the fair market value for our shares as of the date of grant), at an aggregate value of $177,500, to Jeffrey D. Wilson and Charles D. Strang, each of whom are directors of TSET, as compensation for services as directors. All such options immediately vested.

      In May 2001, we granted five-year options to acquire shares of our common stock, at an exercise price of $0.96 per share (the fair market value for our shares as of the date of grant), to Daniel R. Dwight and Richard F. Tusing, each of whom are directors of TSET, as partial compensation for services pursuant to an accrual formula set forth in a consulting agreement. As of October 10, 2001, such accrued options entitled these two persons to acquire 498,400 shares of our common stock, at an aggregate value of $478,464. All such options immediately vested.

      In June 2001, we issued 50,000 shares of our common stock, valued at $0.95 per share (the fair market value for our shares as of such date) at an aggregate value of $47,500, to Wei Li, a former director of TSET, as compensation for his service as a director.

      In July 2001, we issued 238,806 shares of our common stock, valued at $0.33 per share (the negotiated purchase price for such shares), to one person, a stockholder of TSET, in exchange for $80,000 in cash.

      In July 2001, we issued 375,000 shares of our common stock, valued at $0.57 per share (the fair market value of our shares as of such date), at an aggregate value of $213,750, to one person in settlement of litigation pursuant to a Mutual Release and Settlement Agreement dated as of July 7, 2001. These shares were delivered to the escrow agent on May 31, 2002.

      In July 2001, we issued 250 shares of our common stock, valued at $0.45 per share (the fair market value of our shares as of such date), at an aggregate value of $113, to one person, an employee of Kronos Air Technologies, as compensation.

      In August 2001, we granted a ten-year warrant to acquire 1,400,000 shares of our common stock, at an exercise price of $0.68 per share (the fair market value for our shares as of the date of grant), at an aggregate value of $686,000, to one person as compensation pursuant to a warrant agreement dated August 7, 2001, for services to be provided in connection with a consulting agreement dated July 2, 2001. Pursuant to such consulting agreement, a principal of the recipient of the warrant currently serves as a director of TSET. Such warrant vested immediately.

      On October 1, 2001, we authorized the issuance of 360,000 shares of our common stock pursuant to a consulting agreement, valued at $0.28 per share (the fair-market value of our shares as of such date), at an aggregate value of $100,800, to Fusion Capital, LLC, in exchange for consulting services.

      On October 1, 2001, we authorized the issuance of 1,000,000 shares of our common stock pursuant to a pledge, valued at $0.448 per share, at an aggregate value of $447,982, to Fusion Capital, LLC, in exchange for $447,982 in cash.

      On October 1, 2001, we issued 2,250 shares of our common stock, valued at $0.452 per share (the fair-market value of our shares on April 9, 2001 and 1,250 of our shares on September 7, 2001), at an aggregate value of $4,147.50, to an employee of TSET, as compensation.

      In February 2002, we granted options to acquire 4,580,000 shares of our common stock at an exercise price of $0.68 for 2,650,000 of these options and an exercise price of $0.25 on the remaining 1,930,000. Of the total amount, 2,850,000 options were granted to Daniel R. Dwight, Richard A. Papworth and Richard F. Tusing, all of whom are directors and officers of TSET. The exercise price for 1,700,000 of these options is $0.68 and the exercise price for 1,150,000 of these options is $0.25.

      On May 7, 2002, we completed a private placement of our common stock pursuant to which we sold 1,971,976 shares of our common stock at $0.17 per share to seven accredited investors for consideration of $335,100 cash and 1,429,695 shares of our common stock at $0.17 per share to six members of our management team, including Daniel R. Dwight, Richard A. Papworth, Richard F. Tusing, Erik W. Black, and James P. McDermott, for consideration of $39,987 cash and commitments to convert $203,061 of debt.

      On June 12, 2002, we issued 500,000 shares of our common stock, valued at $0.21 per share (the fair-market value of our shares as of such date) at an aggregate value of $105,000 to two person pursuant to a Settlement agreement, dated June 7, 2002, with Aperion Audio.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The  following   information  should  be  read  in  conjunction  with  our
consolidated financial statements and the notes thereto appearing elsewhere in this filing.

      Certain  statements  within this Item and throughout this Annual Report on
Form  10-KSB  and  the  documents   incorporated  herein  are   "forward-looking
statements."


GENERAL

      Historically, we had been seeking select business opportunities globally among a wide range of prospects. Over the past three years, we made several investments, including Kronos Air Technologies, Inc.. After further evaluation of these investments, we believe our investment in and the full development of Kronos Air Technologies and the KronosTM technology represents the single best opportunity for us. As a result, we have prioritized our management and financial resources to fully capitalize on this investment opportunity.

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

      During our fourth quarter of 2001, we determined that the assets of Aperion Audio (formerly known as EdgeAudio) were impaired and we recognized an impairment loss of $2,294,000. On June 7, 2002, we sold our shares of Aperion Audio to Aperion Audio's management group. Pursuant to the sale, Aperion Audio's management group received 500,000 shares of our common stock in exchange for any rights these individuals may have had to earn-out provisions pursuant to their original agreement with TSET. Under the terms of the sale, TSET will continue to honor a commitment to provide working capital to Aperion Audio in monthly installments of $15,000 over the next 14 months. As a result of this transaction, TSET recognized a gain of $682,000. At the time of the sale, Richard A. Papworth, an officer and director of the Company, was an officer and director of Aperion Audio. Mr. Papworth resigned from the board and as an officer of Aperion Audio immediately following the execution of the sale/settlement agreement and was not a member of Aperion Audio's new ownership group.

      Based upon our decision to discontinue the development of Cancer Detection International as of June 30, 2001, we have recognized an impairment loss of the remaining goodwill of $273,000 associated with that investment. In July 2001, we also decided not to further pursue our investments in Electric Management Units and Cancer Treatment Centers.

      Effective October 10, 2001, Jeffrey D. Wilson resigned as Chairman of the Board and Chief Executive Officer of TSET, as well as Chairman of the Board of Kronos Air Technologies and Aperion Audio, respectively. Mr. Wilson remains as a director of TSET. Effective November 15, 2001, Daniel R. Dwight was appointed President and Chief Executive Officer of TSET. Effective January 1, 2002, Richard F. Tusing was appointed Chief Operating Officer of TSET.

      On January 18, 2002, we began trading shares of our common stock under a new ticker symbol (KNOS). At the same time, we announced that our Company will be doing business under the name of Kronos Advanced Technologies. We anticipate asking our shareholders to vote for the approval of an amendment to our Articles of Incorporation for a name change of our Company to Kronos Advanced Technologies, Inc. at our next annual meeting.

      Kronos Air Technologies, Inc. is focused on the development and commercialization of an air movement and purification technology known as Kronos(TM) that is more fully described below. The Kronos(TM) technology operates through the application of high-voltage management across paired electrical grids that creates an ion exchange which moves air and gases at high velocities while removing odors, smoke, and particulates, as well as killing pathogens, including bacteria. We believe the technology is cost-effective and is more energy-efficient than current alternative fan and filter technologies. Kronos(TM) has U.S. and international patents pending.

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

      The U.S. Department of Defense and Department of Energy have provided Kronos Air Technologies with various grants and contracts to develop, test and evaluate the KronosTM technology. Since May 2001, the total potential value of Small Business Innovation Research (SBIR) contracts awarded to Kronos Air Technologies has been $1.7 million. In May 2001, Kronos Air Technologies was awarded its first SBIR contract sponsored by the U.S. Navy. That contract is potentially worth $837,000 in product development and testing support. The first phase of the contract is worth up to $87,000 in funding for manufacturing and testing prototype devices for air movement and ventilation onboard naval vessels. The second phase of the contract is worth up to $750,000 in additional funding. In January 2002, Kronos Air Technologies received a Phase II invitation letter for this grant with a potential $750,000 commitment. The KronosTM devices manufactured under this contract will be embedded in an existing HVAC systems to move air more efficiently than the traditional, fan based technology. We are currently waiting for the announcement of the award of the Phase II contracts by the U.S. Navy.

      In April 2002, the U.S. Navy and Kronos mutually agreed to exercise the option on the first phase of the U.S. Navy SBIR contract. The option is to provide incremental funding to Kronos to further test and evaluate the KronosTM devices built during the initial SBIR funding. Testing will include demonstrating the ability of these U.S. Navy KronosTM devices to capture and destroy biological hazards and to effectively manage electrical magnetic interference.

      In December 2001, Kronos Air Technologies was awarded an SBIR contract sponsored by the U.S. Army. This contract is potentially worth up to $870,000 in product development and testing support for Kronos Air Technologies. Phase One of the contract is worth up to $120,000 in funding to investigate and analyze the feasibility of the KronosTM technology to reduce humidity in heating, ventilation and air conditioning (HVAC) systems. Dehumidification is essential to making HVAC systems more energy efficient. Phase Two of the contract is worth up to $730,000 in additional funding for product development and testing. In May 2002, the U.S. Army requested the Company to submit a detailed Phase Two proposal by June 10, 2002. The proposal was submitted on June 7, 2002. We are currently waiting for the announcement of award of the Phase II contracts by the U.S. Army.


CRITICAL ACCOUNTING POLICIES

      USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS. We provide a reserve against our receivables for estimated losses that may result from our customers' inability to pay. These reserves are based on potential uncollectible accounts, aged receivables, historical losses and our customers' credit-worthiness. Should a customer's account become past due, we generally will place a hold on the account and discontinue further shipments and/or services provided to that customer, minimizing further risk of loss.

      VALUATION OF GOODWILL, INTANGIBLE AND OTHER LONG-LIVED ASSETS. We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, the strategic significance of any identifiable intangible asset in our business objectives, as well as the market capitalization of TSET. We have used certain key assumptions in building the cash flow projections required for evaluating the recoverablility of our intangible assets. We have assumed revenues from the following applications of the Kronos technology: consumer stand-alone devices, assisted care/skilled nursing stand-alone devices, embedded devices in the hospitality industry and in specialized military applications. Expenses/cash out flows in our projections include sales and marketing, production, distribution, general and administrative expenses, research and development expenses and capital expenditures. These expenses are based on management estimates and have been compared with industry norms (relative to sales) to determine their reasonableness. We use the same key assumptions for our cash flow evaluation as we do for internal budgeting, lenders and other third parties, therefore, they are internally and externally consistent with financial statement and other public and private disclosures. We are not aware of any negative implications resulting from the projections used for purposes of evaluating the appropriateness of the carrying value of these assets. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by TSET. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, and utilization of the asset.

      VALUATION OF DEFERRED INCOME TAXES. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations.

      ESTIMATED LOSSES FROM DISCONTINUED OPERATIONS. We provided for an accrual for the estimated loss on our discontinued Aperion Audio business based upon management's estimates of the estimated operating losses to be incurred by Aperion Audio from the date we adopted our plan to dispose of Aperion Audio in September 2001, through the ultimate disposal date, as well as estimated cost related to the disposal. To the extent that the actual operating losses incurred by Aperion Audio differ from the estimates we used to calculate our estimated loss on disposal and to the extent that the estimated disposal costs differ from the actual costs we incur, the loss from discontinued operations may change.

      REVENUE RECOGNITION. We recognize revenue in accordance with SAB 101. Further, Kronos Air Technologies recognizes revenue on the sale of custom-designed contract sales under the percentage-of-completion method of accounting in the ratio that costs incurred to date bear to estimated total costs. For uncompleted contracts where costs and estimated profits exceed billings, the net amount is included as an asset in the balance sheet. For uncompleted contracts where billings exceed costs and estimated profits, the net amount is included as a liability in the balance sheet. Revenue from government grants for research and development purposes is recognized as revenue when received. Sales are reported net of applicable cash discounts and allowances for returns.


RESULTS OF OPERATIONS


CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2002

      Our net loss for the current year ended June 30, 2002 was $2.8 million compared with a net loss of $9.9 million for the prior year. The decrease in the net loss for the year ended June 30, 2002, as compared to the prior year, was the result of a gain on the disposition of discontinued operations of $682,000 for the year ended June 30, 2002 compared with a loss of $6.3 million from operations and the disposition of discontinued operations for the year ended June 30, 2001. The net loss from continuing operations decreased $107,000 for the year ended June 30, 2002 compared to the prior year.

      REVENUE. Revenues are generated through sales of Kronos(TM) devices at Kronos Air Technologies, Inc. Revenues for the year ended June 30, 2002 were $93,000 compared with $95,000 in the prior year. Current year revenues were primarily from our U.S. Navy Small Business Innovative Research contract. Phase I of this contract was awarded to Kronos in May 2001.

      COST OF SALES. Cost of sales for the year ended June 30, 2002 was $78,000 compared with $63,000 for the prior year. Cost of sales is primarily research and development costs associated with our U.S. Navy Small Business Innovative Research contract.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative expenses for the year ended June 30, 2002 decreased $10,000 from the prior year to $3.4 million of which professional services paid/accrued to management consultants ($1.6 million), legal ($215,000) and accounting professionals ($186,000) engaged by the Company were $2.0 million or 60% compared to 22% in the prior year. The majority of the consulting fees expensed in the current year ($943,000) relate to the value of warrants and options issued for consulting services. Compensation and benefits were $520,000 or 15% compared to 35% in the prior year, depreciation and intangibles amortization were $271,000 or 8% compared to 17% in the prior year, research and development was $224,000 or 7% compared to 9% in the prior year, and other general and administrative expenses were $353,000 or 10% compared to 17% in the prior year.

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2002

      Our total assets at June 30, 2002 were $2.4 million compared with $3.1 million at June 30, 2001. Total assets at June 30, 2002 were comprised primarily of $2.2 million of patents/intellectual property. Total assets at June 30, 2001 were comprised primarily of $2.4 million of patents/intellectual property and $521,800 of deferred financing fees. Total current assets at June 30, 2002 and 2001 were $123,000 and $70,000, respectively, while total current liabilities for those same periods were $1.8 million and $1.9 million, respectively, creating a working capital deficit of $1.7 million at each respective period end. This working capital deficit is primarily due to accrued expenses for compensation, management consulting and other professional services. Total liabilities at June 30, 2002 and June 30, 2001 were $2.0 million and $2.6 million, respectively, representing a decrease of $0.6 million. Shareholders' equity (deficit) as of June 30, 2002 and 2001 was $(385,000) and $479,000,
respectively, representing a decrease of $0.8 million. The decrease in shareholders' equity is primarily the result of incurring a $2.8 million loss from continuing operations for the twelve months ended June 30, 2002, offset by the sale and issuance, net of offering costs, of $1.7 million of common stock.


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2001

      REVENUE AND COST OF SALES. Revenues are generated through sales of Kronos(TM) devices at Kronos Air Technologies, Inc. Sales for the year ended June 30, 2001 were $95,000. Cost of sales for the year ended June 30, 2001 associated with the sale of Kronos(TM) devices was $62,500. There were no sales or cost of sales of Kronos(TM) devices in periods prior to the year ended June 30, 2001.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended June 30, 2001 amounted to $3.4 million which compensation and benefits were 35%, professional services were 22%, research and development was 9%, depreciation, intangibles amortization and impairment was 17% and other general and administrative expenses accounted for 17%. Operating expenses for the year ended June 30, 2000 amounted to $1.4 million of which compensation and benefits were 30%, research and development was 46%, professional services were 11%, depreciation, intangibles amortization was 7% and other general and administrative expenses accounted for 6%.

      Research and development costs in 2000 included $636,000 of expense for in-process research and development purchased with the acquisition of Kronos Air Technologies. In-process R&D was the for the development and commercialization specific applications of Kronos' primary air purification and airflow technology which were in process at the time of the acquisition. In-process R&D was calculated using a discounted cash flow model with a future five-year period. Management determined that the application development project was approximately 59% complete at the time of acquisition. This development has been completed and we anticipate sales of stand-alone consumer air-purification devices using Kronos technology in early 2003. Included in the intangible amortization and impairment in 2001 is $273,000 for an impairment loss on Cancer Detection International. The increase in professional services expense was the result of our efforts to better position us to obtain additional outside financing and equity. As a result, we engaged outside consultants to assist us.

      Included in other income/expenses in 2001 is the settlement of the Foster & Price litigation in the amount of $213,750. This amount was accrued as a liability until such time as the related shares were issued to the escrow agent per the settlement agreement. Although the expense was accrued in the year ended June 30, 2001, the shares were not issued May 31, 2002.


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001

      Our total assets at June 30, 2001 were $3.1 million compared with $7.6 million at June 30, 2000, a decline of $4.5 million, principally due to the loss on disposal of discontinued operations of Atomic Soccer of $2.3 million and the impairment of assets for Aperion Audio of $2.3 million, which were recorded in the fiscal year ended June 30, 2001. Total assets at June 30, 2001 were comprised mainly of $521,000 for deferred financing fees and $2.4 million of patents/intellectual property. Total assets at June 30, 2000 were comprised principally of $3.0 million of patents/intellectual property and $4.5 million of net assets of discontinued operations. Total current assets at June 30, 2001 and June 30, 2000 amounted to $70,000 and $131,000, respectively, while total current liabilities for those same periods amounted to $1.9 million and $389,000, respectively, creating a working capital deficit of $1.9 million and $258,000 at each respective period end. This working capital deficit is principally attributable to the increase in accrued expenses in both years for compensation and professional services. Total liabilities at June 30, 2001 and June 30, 2000 were $2.6 million and $389,000, respectively, representing an increase of $2.2 million. Shareholders' equity at June 30, 2001 and June 30, 2000 was $479,000 and $7.2 million, respectively, representing a decrease of $6.7 million. The decrease in shareholders' equity is principally the result of incurring a $3.6 million loss from operations, a $3.8 million loss from discontinued operations, and a $2.4 million loss on disposal of discontinued operations for the twelve months ended June 30, 2001 offset by the sale and issuance of $3.1 million of common stock.


LIQUIDITY AND CAPITAL RESOURCES

      Historically we have relied principally on the sale of common stock to finance our operations. On May 7, 2002, we completed a successful private placement of our common stock through which we were able to obtain commitments for 1,971,176 shares of our common stock at $0.17 per share to seven accredited investors for consideration of $335,100 cash and 1,429,695 shares of our common stock at $0.17 per share to six members of our management team for consideration of $39,987 cash and commitments to convert $203,061 of debt into equity. Going forward, in addition to continued sales of common stock, we plan to rely on the proceeds from Small Business Innovation Research (SBIR) contracts with the U.S. Navy and Army as well as other government contracts and grants, and cash flow generated from the sale of Kronos(TM) devices. The SBIR contracts are potentially worth up to $1.7 million in product development and testing support for Kronos Air Technologies. The first phase of the contracts is worth up to $207,000 in funding. If awarded to Kronos Air Technologies, the second phase of the contracts would be worth up to $1.5 million in additional funding. In January 2002 and May 2002 Kronos Air Technologies received Phase II invitation letters for U.S. Navy and U.S. Army contracts, respectively, with potentially $1.5 million in commitments.

      Net cash flow used in operating activities was $1.5 million for the year ended June 30, 2002. We were able to satisfy most of our cash requirements for this period through the issuance and sale of our common stock.

      On June 19, 2001, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to this agreement, we have sold 5 million shares of our common stock and have received $891,000.

      On August 12, 2002, we terminated our common stock purchase agreement dated June 19, 2001 and entered into a common stock purchase agreement with Fusion Capital. Pursuant to the common stock purchase agreement, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. The $6.0 million of our common stock is to be purchased over a 30-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of our common stock without any fixed discount to the then-current market price. Fusion Capital is obligated to purchase shares under the agreement as long as the share price exceeds a floor of $0.10. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital.

      We estimate that achievement of our business plan will require approximately $3.0 million of funding. We anticipate that the funding of our business plan will be obtained pursuant to the Fusion Capital transaction (approximately $1.0 million), cash flow generated from government grants and contracts (approximately $0.8 million, which includes funding from the Small Business Innovation Research contracts sponsored by the United States Navy and Army, recently awarded to Kronos Air Technologies), and cash flow generated from customer revenue (approximately $1.2 million). Pursuant to discussions with the companies that we will be licensing our technology for sale to the consumer markets, we anticipate generating cash flow from advance funding from these companies for production development work. We believe that the $3.0 million of funding includes amounts sufficient to satisfy our capital requirements for the next 12 months.


GOING CONCERN OPINION

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the 2002, 2001 and 2000 financial statements that states that we do not have significant cash or other material assets to cover our operating costs. Our ability to obtain additional funding will largely determine our ability to continue in business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      We can make no assurance that we will be able to successfully develop, manufacturer and sell commercial products on a broad basis. While attempting to make this transition, we will be subject to all the risks inherent in a growing venture, including, but not limited to, the need to develop and manufacture reliable and effective products, develop marketing expertise and expand our sales force.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements appear beginning at page F-1.

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                          ------

TSET, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 2002 (AUDITED)

   Report of Independent Certified Public Accountants....................    F-2

   Consolidated Balance Sheets as of June 30, 2002 and June 30, 2001.....    F-3

   Consolidated Statements of Operations for the years ended June 30,
     2002, 2001 and 2000.................................................    F-4

   Consolidated Statements of Cash Flows for the years ended June 30,
     2002, 2001 and 2000.................................................    F-5

   Consolidated Statement of Changes of Shareholders' Equity for years
     ended June 30, 2002, 2001 and 2000..................................    F-6

   Notes to Consolidated Financial Statements............................    F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
TSET, Inc.

We have audited the accompanying consolidated balance sheets of TSET, Inc. and its subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TSET, Inc. and its subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss from continuing operations of $3,465,985 during the year ended June 30, 2002, and, as of that date, the Company's current liabilities exceeded its current assets by $1,653,906. These factors, among others, as discussed in Note 3 of Notes to Consolidated Financial Statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP


Portland, Oregon
September 4, 2002

                                   TSET, INC
                           CONSOLIDATED BALANCE SHEETS


                                              JUNE 30,               JUNE 30,
                                                2002                  2001

                                           ---------------        --------------
ASSETS

Current Assets
     Cash                                        $ 21,510              $ 32,619
     Accounts receivable, net                         700                    --
     Prepaids and other current assets            101,029                37,679
                                           ---------------        --------------
        TOTAL CURRENT ASSETS                      123,239                70,298
                                           ---------------        --------------

PROPERTY AND EQUIPMENT                             62,723                62,723
     Less: Accumulated Depreciation               (33,348)              (18,016)

                                           ---------------        --------------
        NET PROPERTY AND EQUIPMENT                 29,375                44,707
                                           ---------------        --------------

OTHER ASSETS
     Intangibles                                2,213,917             2,431,524
     Deferred financing fees                           --               520,800

                                           ---------------        --------------
        TOTAL OTHER ASSETS                      2,213,917             2,952,324
                                           ---------------        --------------

TOTAL ASSETS                                  $ 2,366,531           $ 3,067,329
                                           ===============        ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                           $ 956,684             $ 323,045
     Accrued expenses                             284,761             1,284,268
     Notes payable, current portion               535,700               313,900

                                           ---------------        --------------
        TOTAL CURRENT LIABILITIES               1,777,145             1,921,213
                                           ---------------        --------------

LONG TERM LIABILITIES
     Notes payable                                225,466                    --

                                           ---------------        --------------
        TOTAL LONG TERM LIABILITIES               225,466                    --
                                           ---------------        --------------


                                           ---------------        --------------
Net liabilities of discontinued operations              -               667,550
                                           ---------------        --------------


                                           ---------------        --------------
        TOTAL LIABILITIES                       2,002,611             2,588,763
                                           ---------------        --------------

                                           ---------------        --------------
REDEEMABLE WARRANTS                               748,500                    --
                                           ---------------        --------------

SHAREHOLDERS' EQUITY (DEFICIT)
     Common stock, authorized 500,000,000          43,938                34,001
        shares of $.001 par value
     Capital in excess of par value            14,371,113            12,418,350
     Deferred equity compensation                 (41,668)                   --
     Retained earnings (Accumulated
     deficit)                                 (14,757,963)          (11,973,785)

                                           ---------------        --------------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)       (384,580)              478,566
                                           ---------------        --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 2,366,531           $ 3,067,329
                                           ===============        ==============







  The accompanying notes are an integral part of these financial statements.

                                                              TSET, INC
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED JUNE 30,
                                             ---------------------------------------------------------------
                                                  2002                    2001                    2000

 Sales                                       $       92,589           $      95,000           $           -

 Cost of sales                                       77,589                  62,500                       -

                                             ---------------          --------------          --------------
 Gross Profit                                        15,000                  32,500                       -
                                             ---------------          --------------          --------------

 Selling, General and Administrative expenses
      Compensation and benefits                     520,021               1,201,048                 413,414
      Research and development                      224,086                 297,004                 636,175
      Professional services                       2,012,485                 735,296                 151,989
      Impairment of investment in CDI                     -                 272,945                       -
      Amortization of intangibles                   271,364                 323,164                  98,543
      Other selling general & administrative
        expense                                     353,148                 561,682                  88,371

                                             ---------------          --------------          --------------
 Total Selling, General and Administrative
        expense                                   3,381,104               3,391,139               1,388,492
                                             ---------------          --------------          --------------

 Net Operating Income (Loss)                     (3,366,104)             (3,358,639)             (1,388,492)
 Other Income / (expense)                               639                (207,793)                  2,897

 Interest Expense                                  (100,520)                 (6,126)                      -

                                             ---------------          --------------          --------------
 Net Income (Loss) Before Income Taxes           (3,465,985)             (3,572,558)             (1,385,595)

 Provision for Income Taxes                               -                       -                       -
                                             ---------------          --------------          --------------

 Net Income (Loss) from continuing operations    (3,465,985)             (3,572,558)             (1,385,595)
 Income (Loss) from discontinued operations,              -              (3,846,963)               (579,588)
    net of income tax of $0
 Gain (Loss) on disposal of discontinued            681,808              (2,446,562)                      -
    operations, net of income tax of $0

                                             ---------------          --------------          --------------
 Net Income (Loss)                           $   (2,784,177)          $  (9,866,083)          $  (1,965,183)
                                             ===============          ==============          ==============

 Basic Earnings (Loss) Per Share

      Income (loss) from continuing operations        (0.09)                  (0.11)                  (0.06)
      Income (loss) from discontinued                  0.02                   (0.20)                  (0.02)
        operations                           ---------------          --------------          --------------
      Net Income (loss)                      $        (0.07)          $       (0.31)          $       (0.08)
                                             ===============          ==============          ==============

 Diluted Earnings (Loss) Per Share

      Income (loss) from continuing operations        (0.09)                  (0.11)                  (0.06)
      Income (loss) from discontinued                  0.02                   (0.20)                  (0.02)
        operations                           ---------------          --------------          --------------
      Net Income (loss)                      $        (0.07)          $       (0.31)          $       (0.08)
                                             ===============          ==============          ==============








  The accompanying notes are an integral part of these financial statements.

                                    TSET, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED JUNE 30,
                                                                     ------------------------------------------------------
                                                                         2002                2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES
                                                                     --------------       -------------       -------------
    Net loss from continuing operations                              $ (3,465,985)        $(3,572,558)        $(1,385,595)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      (USED IN) PROVIDED BY OPERATIONS
      Depreciation and amortization                                       286,696             322,528               98,542
      In-process technology                                                     -                   -              633,229
      Impairment of of assets                                                   -             272,945               50,000
      Common stock issued for compensation/services                       805,167             111,973               50,000
      Cancellation of note payable                                              -            (22,383)                    -
    CHANGE IN
      Accounts receivable                                                    (700)              4,648              (4,648)
      Prepaid expenses and other assets                                   (63,350)           (14,426)             (23,253)
      Accounts Payable                                                    826,700             300,832               22,213
      Accrued Expenses and other liabilities                              108,475             982,868              271,250
                                                                     --------------       -------------       -------------

         NET CASH (USED IN) PROVIDED BY CONTINUING                     (1,502,997)         (1,613,573)            (288,262)
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                       -             (37,507)             (22,712)
      Investment in patent protection                                     (53,757)            (79,697)                   -
      Investment in discontinued operations                                     -            (435,823)            (726,225)
                                                                     --------------       -------------       -------------

         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              (53,757)           (553,027)            (748,937)
                                                                     --------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                                          1,649,695           2,056,270            1,124,125
      Proceeds from short-term borrowings                                 130,700             100,000               15,490
      Repayments of short-term borrowings                                (155,000)                  -                    -
      Deferred finances costs paid                                        (79,750)            (60,000)                   -

                                                                     --------------       -------------       -------------

         NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            1,545,645           2,096,270            1,139,615
                                                                     --------------       -------------       -------------

NET (DECREASE) INCREASE IN CASH                                           (11,109)            (70,330)             102,413
CASH
    BEGINNING OF PERIOD                                                    32,619             102,949                  536
                                                                     --------------       -------------       -------------

    END OF PERIOD                                                    $     21,510         $    32,619         $    102,949
                                                                     ==============       =============       =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Interest paid in cash                                            $     22,149                   -                    -
    Income taxes                                                                -                   -                    -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Deferred financing fees                                          $          -         $   460,800         $          -
    Debt satisfied with stock                                        $    696,195         $   516,163         $          -
    Issuance of notes payable for accrued liabilities                $    471,566         $   213,900         $          -
    Issuance of stock in legal settlement                            $    115,000         $         -         $          -
    Acquisition of subsidiaries with stock                           $          -         $         -         $  8,106,555







  The accompanying notes are an integral part of these financial statements.

                                    TSET, INC
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                       COMMON STOCK
                                                                                        -------------------------------------------
                                                                                             SHARES                  AMOUNT
                                                                                        -------------------------------------------

 BALANCE at June 30, 1999                                                                23,997,730                $ 23,997
      Shares reissued from prior year cancellation                                            4,000                       4
      Shares issued on August 31, 1999 to acquire the patents                               100,000                     100
      Shares issued on March 14, 2000 to acquire Atomic Soccer USA, Ltd                   1,000,000                   1,000
      Shares issued on March 14, 2000                                                        37,555                      38
      Shares issued on March 14, 2000 to acquire Kronos Air Technologies, InV             2,250,000                   2,250
      Shares issued on for May 9, 2000 to acquire EdgeAudio.com, Inc.                     1,298,701                   1,299
      Shares issued on May 9 to acquire Cancer Detection International Inc.                 180,000                     180
      Shares issued on May 19, 2000 as compensation                                          14,815                      15
      Shares of restricted common stock issued on June 30, 2000 for cash                    768,860                     769
      Net loss for the year ended June 30, 2000

                                                                                        -----------                ---------
 BALANCE at June 30, 2000                                                                29,651,661                $ 29,652

      Purchase price adjustment on Cancer Detection International, Inc.                     (20,000)                    (20)
      Shares issued on July 20, 2000 for cash                                               161,538                     161
      Shares issued on August 3, 2000                                                         5,000                       5
      Shares issued to liqudate debt of Atomic Soccer USA, Ltd                              362,259                     362
      Shares issued in September 2000 for cash                                              832,000                     832
      Shares issued in September to liquidate TSET, Inc. debt                                42,800                      43
      Shares issued on December 8, 2000 for cash                                            168,492                     169
      Shares issued on December 27, 2000 for cash                                            39,091                      39
      Shares issued on January 8, 2001 for cash                                             687,500                     688
      Shares issued on January 12, 2001 for cash                                             57,693                      57
      Shares issued on January 19, 2001 for cash                                             10,000                      10
      Shares issued on January 19, 2001 for services and compensation                        44,915                      45
      Shares issued on March 23, 2001 for cash                                              186,302                     186
      Shares issued on April 9, 2001 as compensation                                          2,000                       2
      Shares issued on April 9, 2001 to liquidate debt of Atomic Soccer                      97,020                      97
      Shares issued in April 2001 for cash                                                   38,038                      38
      Shares issued on May 3, 2001 for cash                                                  52,778                      53
      Shares issued on May 7, 2001 for cash                                                 891,891                     892
      Shares issued on June 14, 2001 as compensation                                         50,000                      50
      Shares issued on June 29, 2001 as a financing fee                                     640,000                     640
      Net loss for the year ended June 30, 2001
                                                                                        -------------------------------------------
 BALANCE at June 30, 2001                                                                34,000,978                $ 34,001











   The accompanying notes are an integral part of these financial statements.


                                      F-6a

                                    TSET, INC
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY




                                                                                              Retained      Deferred       Total
                                                                                               Earnings      Equity   Shareholders'
                                                                              Capital in     (Accumulated   Compen-      Equity
                                                                             Excess of Par      Deficit)    sation     (Deficita)
                                                                             -------------------------------------------------------
 BALANCE at June 30, 1999                                                    $    41,718    $    (142,520)     $0      $  (76,805)
    Shares reissued from prior year cancellation                                                                                 4
    Shares issued on August 31, 1999 to acquire the patents                       49,900                                    50,000
    Shares issued on March 14, 2000 to acquire Atomic Soccer USA, Ltd          1,805,250                                 1,806,250
    Shares issued on March 14, 2000                                                  (38)                                        -
    Shares issued on March 14, 2000 to acquire Kronos Air Technologies, In     3,344,625                                 3,346,875
    Shares issued on for May 9, 2000 to acquire EdgeAudio.com, Inc.            2,548,701                                 2,550,000
    Shares issued on May 9 to acquire Cancer Detection International Inc.        353,250                                   353,430
    Shares issued on May 19, 2000 as compensation                                 49,985                                    50,000
    Shares of restricted common stock issued on June 30, 2000 for cash         1,123,352                                 1,124,121
    Net loss for the year ended June 30, 2000                                                  (1,965,183)              (1,965,183)

                                                                             -----------    --------------    ------   -----------
 BALANCE at June 30, 2000                                                    $ 9,316,743    $  (2,107,703)     $0      $ 7,238,692

    Purchase price adjustment on Cancer Detection International, Inc.            (39,230)                                  (39,250)
    Shares issued on July 20, 2000 for cash                                      188,839                                   189,000
    Shares issued on August 3, 2000                                                6,555                                     6,560
    Shares issued to liqudate debt of Atomic Soccer USA, Ltd                     375,981                                   376,343
    Shares issued in September 2000 for cash                                     831,168                                   832,000
    Shares issued in September to liquidate TSET, Inc. debt                       42,757                                    42,800
    Shares issued on December 8, 2000 for cash                                    99,831                                   100,000
    Shares issued on December 27, 2000 for cash                                   22,301                                    22,340
    Shares issued on January 8, 2001 for cash                                    399,312                                   400,000
    Shares issued on January 12, 2001 for cash                                    34,943                                    35,000
    Shares issued on January 19, 2001 for cash                                     6,390                                     6,400
    Shares issued on January 19, 2001 for services and comp                       56,098                                    56,143
    Shares issued on March 23, 2001 for cash                                     134,814                                   135,000
    Shares issued on April 9, 2001 as compensation                                 1,768                                     1,770
    Shares issued on April 9, 2001 to liquidate debt of Atomic Soccer             96,923                                    97,020
    Shares issued in April 2001 for cash                                          17,492                                    17,530
    Shares issued on May 3, 2001 for cash                                         18,947                                    19,000
    Shares issued on May 7, 2001 for cash                                        299,108                                   300,000
    Shares issued on June 14, 2001 as compensation                                47,450                                    47,500
    Shares issued on June 29, 2001 as a financing fee                            460,160                                   460,800
    Net loss for the year ended June 30, 2001                                                  (9,866,083)              (9,866,083)

                                                                             -----------    --------------   ---       ------------
 BALANCE at June 30, 2001                                                    $12,418,350    $ (11,973,785)   $0        $   478,566



   The accompanying notes are an integral part of these financial statements.


                                      F-6b

                                   TSET, INC
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                 COMMON STOCK
                                                                                      ------------------------------------
                                                                                         SHARES                   AMOUNT
                                                                                      ------------------------------------
   Shares issued on July 6, 2001 for cash                                                238,806                     239
   Shares issued on July 20, 2001 as compensation                                            250
   Shares issued on October 1, 2001 for consulting services                              360,000                     360
   Shares issued on October 1, 2001 as compensation                                        2,250                       2
   Shares issued on October 1, 2001 for cash                                           1,000,000                   1,000
   Shares issued on November 30, 2001 to Fusion Capital for cash                         100,000                     100
   Shares issued on December 10, 2001 to Fusion Capital for cash                          50,000                      50
   Shares issued on December 12, 2001 to Fusion Capital for cash                         100,000                     100
   Shares issued on December 13, 2001 to Fusion Capital for cash                          75,000                      75
   Shares issued on December 14, 2001 to Fusion Capital for cash                         500,000                     500
   Shares issued in January 2002 to Fusion Capital for cash                              925,000                     925
   Shares issued in February 2002 to Fusion Capital for cash                             350,000                     350
   Shares issued in March 2002 to Fusion Capital for cash                              1,683,333                   1,684
   Shares issued in April 2002 to Fusion Capital for cash                                178,571                     179
   Shares issued in May 2002 to Fusion Capital for cash                                   97,848                      98
   Shares issued on May 31, 2002 for cash                                              2,206,394                   2,206
   Shares issued on May 31, 2002 for debt forgiveness                                  1,194,477                   1,194
   Shares issued on May 31, 2002 for settlement of litigation                            375,000                     375
   Shares issued on June 7, 2002 in Aperion Audio sale and settlement                    500,000                     500
   Stock options granted at June 30, 2002 for consulting services
   Amortization of deferred financing fees
   Deferred Equity Compensation at June 30, 2002
   Net loss for the year ended June 30, 2002
                                                                                     -----------                 -------
BALANCE at June 30, 2002                                                             $43,937,907                 $43,938
                                                                                     ===========                 =======


   The accompanying notes are an integral part of these financial statements.


                                      F-7a

                                TSET, INC
               STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                         Retained                          Total
                                                                           Capital in    Earnings        Deferred      Shareholders
                                                                            Excess of  (Accumulated       Equity          Equity
                                                                               Par       Deficit)      Compensation      (Deficit)
                                                                         ----------------------------------------------------------
   Shares issued on July 6, 2001 for cash                                      79,761                                       80,000
   Shares issued on July 20, 2001 as compensation                                 113                                          113
   Shares issued on October 1, 2001 for consulting services                   100,440                                      100,800
   Shares issued on October 1, 2001 as compensation                             1,446                                        1,448
   Shares issued on October 1, 2001 for cash                                  446,982                                      447,982
   Shares issued on November 30, 2001 to Fusion Capital for cash               23,400                                       23,500
   Shares issued on December 10, 2001 to Fusion Capital for cash               10,950                                       11,000
   Shares issued on December 12, 2001 to Fusion Capital for cash               20,900                                       21,000
   Shares issued on December 13, 2001 to Fusion Capital for cash               16,050                                       16,125
   Shares issued on December 14, 2001 to Fusion Capital for cash              107,000                                      107,500
   Shares issued in January 2002 to Fusion Capital for cash                   194,700                                      195,625
   Shares issued in February 2002 to Fusion Capital for cash                   69,150                                       69,500
   Shares issued in March 2002 to Fusion Capital for cash                     260,691                                      262,375
   Shares issued in April 2002 to Fusion Capital for cash                      24,821                                       25,000
   Shares issued in May 2002 to Fusion Capital for cash                        14,903                                       15,001
   Shares issued on May 31, 2002 for cash                                     372,881                                      375,087
   Shares issued on May 31, 2002 for debt forgiveness                         201,867                                      203,061
   Shares issued on May 31, 2002 for settlement of litigation                 213,375                                      213,750
   Shares issued on June 7, 2002 in Aperion Audio sale and settlement         114,500                                      115,000
   Stock options granted at June 30, 2002 for consulting services             279,384                                      279,384
   Amortization of deferred financing fees                                   (600,550)                                    (600,550)
   Deferred Equity Compensation at June 30, 2002                                                           (41,668)        (41,668)
   Net loss for the year ended June 30, 2002                                               (2,784,177)                  (2,784,177)
                                                                         ------------   --------------    ----------    -----------

 BALANCE at June 30, 2002                                                $ 14,371,113   $ (14,757,963)    $ (41,668)    $ (384,580)
                                                                         ============   ==============    ==========    ===========




  The accompanying notes are an integral part of these financial statements.


                                      F-7b

                           TSET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

      TSET, Inc. (formerly, Technology Selection, Inc.), is a Nevada corporation (the "Company"). The Company's shares began trading on the over-the-counter bulletin board exchange on August 28, 1996 under the symbol "TSET." Effective January 12, 2002, the Company began doing business as Kronos Advanced Technologies and, as of January 18, 2002, we changed the Company ticker symbol to "KNOS." The Company historically had been seeking select business opportunities globally among a wide range of prospects. Over the past two years the Company made several investments, including Kronos Air Technologies, Inc. ("Kronos"). After further evaluation of these investments, the Company decided to only continue with the development of Kronos. As a result, the Company has prioritized its management and financial resources to focus on this investment opportunity.


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

      ACCOUNTS RECEIVABLE. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at June 30, 2002 and 2001. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.

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

      INTANGIBLES. The Company uses assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, the strategic significance of any identifiable intangible asset in our business objectives, as well as the market capitalization of the Company. Cash flow projections used for recoverability and impairment analysis use the same key assumptions and are consistent with projections used for internal budgeting, and for lenders and other third parties. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by TSET. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, and utilization of the asset (see Note 3).

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

      REVENUE RECOGNITION. The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) 101, which requires evidence of an agreement, delivery of the product or services at a fixed or determinable price, and assurance of collection within a reasonable period of time. Further, Kronos Air Technologies recognizes revenue on the sale of the custom-designed contract sales under the percentage-of-completion method of accounting in the ratio that costs incurred to date bear to estimated total costs. For uncompleted contracts where costs and estimated profits exceed billings, the net amount is included as an asset in the balance sheet. For uncompleted contracts where billings exceed costs and estimated profits, the net amount is included as a liability in the balance sheet. Sales are reported net of applicable cash discounts and allowances for returns. Revenue from government grants for research and development purposes is recognized as revenue as long as the Company determines that the government will not be the sole or principal expected ultimate customer for the research and development activity or the products resulting from the research and development activity. Otherwise, such revenue is recorded as an offset to research and development expenses in accordance with the Audit and Accounting Guide, Audits of Federal Government Contractors. In either case, the revenue or expense offset is not recognized until the grant funding is received and any customer acceptance provisions are met or lapse.

      STOCK, OPTIONS AND WARRANTS ISSUED FOR SERVICES. Issuances of shares of the Company's stock to employees or third-parties for compensation or services is valued using the closing market price on the date of grant for employees and the date services are completed for non-employees.

      Stock options and warrants issued to non-employees for services are valued on the measurement date using the Black-Scholes option pricing model.

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

      OTHER ASSETS. In 2002, deferred financing costs relating to a common stock purchase agreement have been offset against the proceeds on a dollar-for-dollar basis (see Note 21). Financing costs related to future financing where the proceeds are certain and are received at established intervals will be offset ratably against the proceeds as they are received.

      RECENT ACCOUNTING PRONOUNCEMENTS. SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted this statement during the quarter ending September 30, 2002. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of the statement. The Company does not currently have any goodwill recorded on its financial statements and management is in the process of determining whether there will be any impact on the Company's financial statements as a result of the adoption of this statement.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for the retirement of tangible long-lived assets and the associated asset retirement costs. The Company believes the adoption of SFAS 143 will have no significant impact on its financial statements. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company believes the adoption of SFAS 144 will have no significant impact on its financial statements. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

      RECLASSIFICATION. Certain reclassifications have been made to the 2000 and 2001 financial statements in order to conform to the 2002 presentation.


NOTE 3 - REALIZATION OF ASSETS

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the current year ended June 30, 2002. In addition, the Company has used, rather than provided cash in its operations. The Company is currently using its resources to raise capital necessary to complete research and development work, and to provide for its working capital needs.

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

      Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

            1. In May 2001, Kronos Air Technologies was awarded a Small Business Innovation Research contract. This contract is sponsored by the United States Navy and is potentially worth up to $837,000 in product development and testing support for Kronos Air Technologies. The first phase of the contract is worth up to $87,000 in funding for manufacturing and testing a prototype device for air movement and ventilation onboard naval vessels. In April 2002, the U.S. Navy and Kronos mutually agreed to exercise the option on the first phase of the U.S. Navy SBIR contract. The option is to provide incremental funding to Kronos to further test and evaluate Kronos(TM)devices built during the initial SBIR funding. Testing will include demonstrating the ability of these U.S. Navy Kronos(TM)devices to capture and destroy biological hazards and to effectively manage electrical magnetic interference. If awarded to Kronos Air Technologies, the second phase of the contract would be worth up to $750,000 in additional funding. The Kronos(TM)devices manufactured under this contract will be embedded in an existing HVAC systems to move air more efficiently than the current fan based technology. This contract is an extension of the commercialization effort by Kronos Air Technologies in the specialized military marketplace. We are currently waiting for the determination of the award of the phase II contracts by the Navy.

            2. In December 2001, Kronos Air Technologies was awarded an SBIR contract sponsored by the U.S. Army. This contract is potentially worth up to $850,000 in product development and testing support for Kronos Air Technologies. Phase One of the contract is worth up to $120,000 in funding to investigate and analyze the feasibility of the Kronos(TM)technology to reduce humidity in heating, ventilation and air conditioning (HVAC) systems. Dehumidification is essential to making HVAC systems more energy efficient. Phase Two of the contract is worth up to $730,000 in additional funding for product development and testing. We are currently under contract for and working on phase One. In May 2002, the U.S. Army requested the Company to submit a detailed Phase Two proposal by June 10, 2002 for review in the current year. We submitted the proposal on June 7, 2002. We are currently waiting for the determination of the award of the phase II contracts by the Army.

            3. On July 2, 2001, we signed a six month agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group will work with the Kronos Air Technologies team to fully develop and capitalize on the Kronos(TM) technology. We believe that The Eagle Rock Group can assist us in unlocking the potential value of the Kronos(TM)technology. The Eagle Rock Group's multi-disciplined approach, which uses seasoned business executives and leverages relationships and networks, can accelerate the Kronos(TM)opportunity versus the timing and development if we were to continue on a go-it-alone strategy or if we were to work and coordinate with the myriad of groups necessary to duplicate The Eagle Rock Group team. Specifically, The Eagle Rock Group is working to augment and enhance our efforts in the following areas (i) capital raising and allocation, (ii) strategic partner introduction and evaluation,
                  (iii) distribution channel development, (iv) product focus and brand development, (v) human resource placement, and (vi) capital market introduction and awareness. Pursuant to the agreement that we entered into with The Eagle Rock Group, we issued to The Eagle Rock Group a ten-year warrant granting them the right to purchase 1,400,000 shares of our common stock at an exercise price of $0.68 per share. The shares underlying the warrant have piggy-back and demand registration rights, as well as subscription rights in the event that we issue any rights to all of our stockholders to subscribe for shares of our common stock. In addition, the warrant contains redemption rights in the event that we enter into a transaction that results in a change of control of our company.

            4. On March 1, 2002, the Company entered into a 12-month consulting agreement with The Eagle Rock Group. Pursuant to the agreement, the Company granted The Eagle Rock Group a 10 year warrant for up to 2,000,000 shares of our common stock. Of this, 500,000 shares will be earned over a period of 12 months. The 500,000 warrants are for general consulting services for a 12 month period. The remainder of the warrants may be earned contingent upon the occurrence of various events including a successful capital raise equal to or greater than $1.5 million, securing contracts with the U.S. military, securing contracts with consumer-oriented distribution organizations, and the adoption of a branding/marketing campaign which has been principally developed by The Eagle Rock Group.

            5. On May 3, 2002, the Company executed a non-binding term sheet with a consumer retail products company. The agreement provides for exclusive North American retail distribution rights for a full consumer air movement and purification product line based on the Kronos(TM) technology for a term of at least three years. Kronos will be compensated through royalty payments with minimum annual levels. The consumer products company has also agreed to provide Kronos with advanced funding to pay for certain development work necessary to bring a Kronos-based consumer product line to market. The terms of the advanced funding are still being negotiated. Kronos believes it will retain full rights to all of its intellectual property, as well as manufacturing of its proprietary power supply. The final agreement is subject to negotiations between the parties. The product line launch is scheduled for the first quarter of calendar year 2003. Kronos has completed the development of the core KronosTM technology. We are currently focused on applying the KronosTM technology to specific customer applications. Customer application development requires us to tailor the KronosTM technology to meet the customer's specific product requirements, including airflow volume and velocity, the level of particulate removal, the amount of gas destruction, the size and shape of the devices and the measurement and monitoring of airflow and air quality. This includes developing the product specifications, designing the actual product, building and testing prototypes, finalizing the design for the manufacturer, and the manufacturing of the actual product. Kronos is required to keep the identity of the consumer products company confidential until the formal announcement of the product launch.

            6. On May 7, 2002, we completed a private placement of our common stock pursuant to which we sold 1,971,176 shares of our common stock at $0.17 per share to seven accredited investors for consideration of $335,100 cash and 1,429,695 shares of our common stock at $0.17 per share to six members of our management team for consideration of $39,987 cash and commitments to convert $203,061 of debt.

            7. In July 2002, Kronos Air Technologies executed a Memorandum of Understanding with Access Business Group International L.L.C. for the production of a limited number of Kronos(TM) devices and for the potential licensing of KronosTM based air movement and treatment technologies. Access
                  Business Group is the product development, manufacturing and logistics subsidiary of Alticor Inc. and an affiliate of the Amway Corporation and Quixtar Inc. Under the proposed arrangement, Kronos will retain full rights to all of our intellectual property, as well as manufacturing of our proprietary power-supply. The final agreement is subject to negotiations between the parties.

            8. During our year ended June 30, 2002, we sold 5,059,752 shares of our common stock to Fusion Capital for $1,194,608 under the terms of a Common Stock Purchase Agreement dated June 19, 2001. On August 12, 2002, we entered into a new Common Stock Purchase Agreement with Fusion (See
                  Note 18).

NOTE 4 - BUSINESS COMBINATIONS

      On March 13, 2000, the Company acquired Kronos Air Technologies (a development stage company), a Nevada corporation. Kronos Air Technologies is a research and development company having headquarters in Redmond, Washington. Kronos Air Technologies owns all of the intellectual property rights, including certain patents pending, for a technology known as "KronosTM" (formerly named the "electron wind generator"). The consideration for the acquisition was 2,250,000 shares of the Company's common stock. The Company acquired all of the issued and outstanding shares of Kronos Air Technologies. The transaction was accounted for using the purchase method of accounting, accordingly, the results of operations from March 13, 2000 are included in the consolidated statement of operations. The total purchase price of $3.3 million was determined based upon the market value of stock issued which incorporates the restrictions on the transferability of the shares and was allocated to the net assets acquired based on their fair market values at the date of acquisition. Of the purchase price, $633,000 was expensed and allocated to in-process technology which had not reached technological feasibility and which had no alternative future use. The remainder of the purchase price was allocated to purchased technology ($2.1 million) and identifiable intangibles ($0.6 million), which are being amortized on a straight line basis over 10 years.

      On March 6, 2000, the Company acquired all of the issued and outstanding shares of Atomic Soccer, a Wisconsin corporation. The consideration for the acquisition was 1,000,000 shares of TSET common stock. This subsidiary was sold in April 2001 generating a loss of $2.3 million (See note 14).

      On May 4, 2000, the Company acquired Aperion Audio. The Company acquired all of Aperion Audio's issued and outstanding shares in exchange for 1,298,701 shares of the Company's common stock. This subsidiary was sold on June 7, 2002 generating a gain (after impairment adjustment) of $0.7 million (See note 14).

      On May 4, 2000, the Company acquired 100% ownership of CDI, in exchange for 160,000 shares of the Company's common stock. Upon performing impairment analysis, management determined this asset was fully impaired at June 30, 2001.


NOTE 5 - PREPAID AND OTHER CURRENT ASSETS

      Prepaid and other current assets at June 30, consist of the following:

                                                    2002              2001
                                                --------------    -------------
       Lease deposits                            $  23,253        $  29,110
       Advances to employees                        15,000            8,569
       Prepaid insurance                            22,456                -
       Prepaid consulting fees                      40,320                -
                                                --------------    -------------
       Prepaid and other current assets         $  101,029        $  37,679
                                                ==============    =============


NOTE 6 - PROPERTY AND EQUIPMENT

      Property and equipment at June 30, consists of the following:

                                              2002                 2001
                                       --------------------  ------------------
       Leasehold improvements               $      5,139        $      5,139
       Office furniture and fixtures              54,061              54,061
       Machinery and equipment                     3,523               3,523
                                       --------------------  ------------------
                                                  62,723              62,723
       Less accumulated depreciation            (33,348)            (18,016)
                                       --------------------  ------------------
       Net property and equipment          $      29,375       $      44,707
                                       ====================  ==================

      Depreciation expense for the years ended June 30, 2002, 2001 and 2000 was $15,332, $16,456 and $2,197, respectively.


NOTE 7 - INTANGIBLES

      Intangible assets at June 30, consist of the following:

                                              2002                2001
                                        -----------------   -----------------
         Marketing intangibles             $    587,711        $    587,711
         Purchased patent technology          2,125,935           2,125,935
         Developed patent technology            133,454              79,697
                                        -----------------   -----------------
                                              2,847,100           2,793,343
         Less accumulated amortization        (633,183)           (361,819)
                                        -----------------   -----------------
         Net intangible assets            $   2,213,917        $  2,431,524
                                        =================   =================

      Purchased patent technology was acquired in the Kronos acquisition and relates to a patent application that was pending at the acquisition date. The patent application is in process and remains pending at June 30, 2002.

      Intangible assets are being amortized on a straight-line basis over ten years. Amortization expense for the years ended June 30, 2002, 2001 and 2000 was $271,364, $306,709 and $96,345, respectively. The Company recognized an impairment loss of $272,945 on the goodwill of CDI during 2001.

NOTE 8 - ACCRUED EXPENSES

      Accrued expenses at June 30, consist of the following:

                                                2002                 2001
                                           ---------------      ----------------
      Accrued compensation                  $  154,928           $   480,382
      Deferred compensation                          -               200,000
      Deferred revenue                          20,000                     -
      Accrued interest                          29,038                33,423
      Accrued professional services             80,795               420,463
      Other accruals                                 -               150,000
                                           ---------------      ----------------
                                            $  284,761           $ 1,284,268
                                           ===============      ================


NOTE 9 - NOTES PAYABLE

      The Company had the following obligations as of June 30, 2002 and 2001,

                                                2002               2001
                                           ---------------     -------------
    (1) Obligation to Fusion Capital        $     123,000      $    100,000
    (2) Obligation to Aperion Audio               200,466           213,900
    (3) Obligation to Directors                   360,000                 -
    (4) Obligation to The Eagle Rock Group         70,000                 -
        Obligations to stockholders                 7,700                 -
                                           ---------------     -------------
                                                  761,166           313,900
       Less:
        Current portion                           535,700           313,900

        Total long term obligations net of
           current portion                  $     225,466        $        -
                                           ===============     =============

(1) This is a non-interest bearing demand obligation and is only outstanding until Fusion Capital purchases enough stock from the Company to eliminate the advance position.
(2) This note is non-interest bearing with an initial payment of $35,000 and monthly payments thereafter of $15,000 until the note is paid in full.
(3) This note is to a director of the Company and bears interest at 4.59%. The note calls for quarterly payments of principal and interest of $20,000 until the note is paid in full.
(4) This note bears interest at the rate of 12%. Payment terms are for monthly interest only payments with the balance due on March 1, 2003.

NOTE 10 - LEASES

      The Company has entered into a noncancelable operating lease for facilities. Rental expense was approximately $62,000, $53,000 and $12,000 for years ended June 30, 2002, 2001 and 2000, respectively. Future minimum lease payments under this operating lease are $36,633 for the year ending June 30, 2003 and $0 thereafter.


NOTE 11 - EARNINGS (LOSS) PER SHARE

      Weighted average shares outstanding used in the earnings per share calculation were 37,088,274, 31,481,874 and 25,263,333 for the years ended June 30, 2002, 2001 and 2000, respectively.

      As of June 30, 2002, there were outstanding options to purchase 7,641,975 shares of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of June 30, 2001, there were outstanding options to purchase 1,557,075 shares of TSET common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 12 - INCOME TAXES

      The composition of deferred tax assets and the related tax effects at June 30, 2001 and 2000 are as follows:

                                                      2002            2001
                                                 --------------- ---------------
Benefit from carryforward of capital and
  net operating losses                           $  2,685,915     $ 1,538,801
Other temporary differences                           220,332         228,121
Less:
  Valuation allowance                             (2,906,247)     (1,766,922)
                                                 --------------- ---------------
  Net deferred tax asset                          $         -     $         -
                                                 =============== ===============

      The other temporary differences shown above relate primarily to gain and loss on discontinued operations, impairment reserves for intangible assets, accrued expenses, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the statutory rates were applied to pre-tax loss is as follows:

                                                          June 30,
                                   -------------------------------------------------------
                                               2002                       2001
                                   --------------------------- ---------------------------
                                                      % of                      % of
                                                     pre-tax                   pre-tax
                                        Amount        Loss         Amount        Loss
                                   -------------- ------------ -------------- ------------
Benefit for income tax at
 Federal statutory rate            $    946,620       34.0%    $  3,354,468      34.0%
 State statutory rate                    55,494        2.0%         197,322       2.0%
Non-deductible expenses               (111,278)      (4.0%)     (1,909,415)    (19.4)%
Acquired NOL and other                  248,489        8.9%       (669,612)     (6.8)%
Increase in valuation allowance     (1,139,325)     (40.9)%       (972,743)     (9.8)%
                                   -------------- ------------ -------------- ------------
                                    $         -        0.0%    $          -       0.0%
                                   -------------- ------------ -------------- ------------

      The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

      The Company has filed all of its federal and state income tax returns for all years through June 30, 2001. The Company is current on all income tax filings. At June 30, 2002, the Company has approximately $6.4 million of unused Federal net operating losses, $1.0 million capital losses and $3.3 State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2022 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 13 - CONSULTING AGREEMENTS

      In July 2001, the Company signed a six-month agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group will work with the Kronos Air Technologies team to fully develop and capitalize the Kronos(TM) technology.

      Pursuant to the agreement that the Company entered into with The Eagle Rock Group, the Company issued to The Eagle Rock Group a ten-year warrant granting them the right to purchase 1,400,000 shares of the Company's common stock at an exercise price of $0.68 per share. The warrants were immediately vested and non-forfeitable. The warrant was valued at $686,000 using the Black-Scholes option valuation model and was initially recorded as deferred equity compensation and amortized into current period professional services expense at a rate of $137,200 per month over the term of the agreement. Amortization for the year ended June 30, 2002 was $686,000. The shares underlying the warrant have piggy-back and demand registration rights, as well as subscription rights in the event that the Company issues any rights to all of its stockholders to subscribe for shares of the Company's common stock. In addition, the warrant contains redemption rights in the event that the Company enters into a transaction that results in a change of control of the Company.

      On October 1, 2001, the Company entered into a 15-month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin, principals of Fusion Capital, for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the

Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 1, 2001 as the share grant was non-forfeitable and fully vested on that date. The stock was valued on that date at $0.28 a share (the closing price for the Company's common stock on the measurement date). The stock issuance has been recorded as a prepaid consulting fee and is being amortized to Professional Fee Expense ratably over the 15 month term of the contract.

      On March 1, 2002, the Company entered into a 12-month consulting agreement with The Eagle Rock Group. Pursuant to the agreement, the Company issued a note for the outstanding balance of $120,000 due to The Eagle Rock Group. The note is due on March 1, 2003 and bears interest at the rate of 12% per annum. The Company also granted The Eagle Rock Group a 10 year warrant for up to 2,000,000 shares. The warrant contains redemption rights in the event that the Company enters into a transaction that results in a change of control of the Company. Of this, 500,000 shares will be earned over a period of 12 months. The exercise price of the initial 500,000 warrants is $0.42 for 250,000 warrants and $0.205 (the closing price of the Company's common stock on March 1, 2002) for 250,000 warrants. These warrants are irrevocable and are fully vested. The measurement date is March 1, 2002 as the warrants are fully vested and non-forfeitable on that date. The value assigned to these warrants is $62,500 and was determined using the Black-Scholes option valuation model. The 500,000 warrants are for general consulting services for a 12 month period. The $62,500 will be expensed ratably over the term of the consulting contract. The remainder of the shares may be earned contingent upon the occurrence of various events including a successful capital raise equal to or greater than $1.5 million, securing contracts with the U.S. military, securing contracts with consumer-oriented distribution organizations, and the adoption of a branding/marketing campaign which has been principally developed by The Eagle Rock Group. The remaining potential 1,500,000 shares covered by the warrant will be valued if and when earned under the terms of the contract. The exercise price for the remaining shares will be the market price on the date the grant is earned.


NOTE 14 - DISCONTINUED OPERATIONS

      In early January 2001, management committed to a formal plan of action to sell or otherwise dispose of Atomic Soccer. Agreement was reached with a buyer group, that included current and former Atomic Soccer management, to sell them the outstanding shares of common stock of Atomic Soccer for $1,000. The transaction was effective on April 11, 2001 and resulted in a loss of $2.3 million.

      At June 30, 2001, the Company recognized an impairment loss on the intangible asset related to its acquisition of Aperion Audio of $2,294,000. On September 14, 2001 the board approved a formal plan of action to sell or otherwise dispose of Aperion Audio. The Company accrued $150,000 for anticipated operating losses during the phase-out period. The sale of TSET-owned shares of Aperion Audio common stock was completed on June 7, 2002, pursuant to a Settlement Agreement and Mutual Release. The Company sold its shares of Aperion Audio to Aperion Audio's management group ("the Buyers"). Pursuant to the sale, the Buyers received 500,000 shares of the Company's common stock. Under this agreement/settlement, the Company agreed to pay the remaining $213,900 of capital contributions previously agreed to at the time the Company acquired
Aperion Audio, as well as Aperion Audio's legal fees associated with the arbitration of $21,566, in the form of a non-interest bearing note payable over the next 14 months. In exchange, the Company received a full release of all liabilities, and claims including the release of the potential liability for $3.75 million of additional consideration to be paid in shares of TSET, Inc. common stock via an earn-out provision in the Acquisition Agreement. As a result, the Company has no additional risk of loss or any other commitments other than the $235,466 fixed payment, of which $35,000 was paid prior to year end.

      At June 30, 2001, the Company wrote down to $0 the intangible asset associated with its investment in Aperion Audio creating a negative book value for this investment of approximately $800,000. The sale has resulted in a gain, after offsetting the value of 500,000 shares issued in the transaction, of $682,000. For income tax purposes, there was no write down in the Aperion Audio intangible asset, therefore, there will be no tax effect on this gain.

      Both Atomic Soccer and Aperion Audio are included in the financial statements as discontinued operations. The Company's consolidated financial statements for all periods have been reclassified to report separately the results of operations and operating cash flows from continuing operations and the discontinued operations. The net revenues of Aperion Audio are included in the financial statements under Net Income (Loss) from Discontinued Operations. The assets and liabilities of Aperion Audio at June 30, 2001 are included in the balance sheet as Net Liabilities of Discontinued Operations. Net liabilities of discontinued operations at June 30, 2002 was $0. Net liabilities and operating results of discontinued operations for the years ended June 30, are as follows:

         NET LIABILITIES OF DISCONTINUED OPERATIONS AT JUNE 30, 2001

                                                           APERION AUDIO
                                                           -------------

                      Current Assets                        $  294,100
                      Net Property and Equipment                48,835
                      Current Liabilities                    (464,788)
                      Minority Interest                      (545,697)
                                                           -------------
                      Net Assets (Liabilities)              $(667,550)
                                                           =============


      In September 2000, the Company authorized a minority investment of 20% of Aperion Audio. The following is a summary of the calculation of minority interest at June 30, 2001:

            Initial capital contribution by the minority
            interest holder                                        $    700,000
            Minority interest in net loss for the period
            ended June 30, 2001                                       (154,303)
                                                                   -------------
            Minority interest at June 30, 2001                     $    545,697
                                                                   =============

                OPERATING RESULTS OF DISCONTINUED OPERATIONS:

                                                OPERATING RESULTS OF DISCONTINUED OPERATIONS:
                                       -------------------------------------------------------------
                                                        FOR THE YEAR ENDED JUNE 30,
                                       -------------------------------------------------------------
                                         2002                             2001
                                       ----------     ----------------------------------------------
                                       APERION                           APERION
                                        AUDIO            ATOMIC           AUDIO            TOTAL
                                      -----------      -----------     ------------    ------------

Sales                                 $   853,656      $   714,464     $    757,100    $  1,471,564
Cost of sales                           (340,479)        (512,282)        (381,341)       (893,623)
Depreciation and amortization            (12,133)        (215,398)        (270,071)       (485,469)
General and administrative              (672,127)        (369,058)      (1,107,041)     (1,476,099)
                                      -----------      -----------     ------------    ------------
Operating income (loss)                 (171,083)        (382,274)      (1,001,353)     (1,383,627)

Other income                               22,799              735        (239,858)       (239,123)
Interest expense                         (25,584)         (69,232)         (14,968)        (84,200)
Provision for asset impairment                  -                -      (2,294,316)     (2,294,316)
Reserve for operating losses
during phase-out period                   139,094                -                -               -
Minority interest                          34,774                -          154,303         154,303
                                      -----------      -----------     ------------    ------------
Income (Loss) pre-tax                           0        (450,771)      (3,396,192)     (3,846,963)

Income taxes (benefits)                         -                -                -               -
                                      -----------      -----------     ------------    ------------
Loss from discontinued operations     $         0      $ (450,771)     $(3,396,192)    $(3,846,963)
                                      ===========      ===========     ============    ============


                                   OPERATING RESULTS OF DISCONTINUED OPERATIONS:
                                   ---------------------------------------------
                                            FOR THE YEAR ENDED JUNE 30,
                                   ---------------------------------------------
                                                        2000
                                   ---------------------------------------------
                                       ATOMIC       APERION AUDIO     TOTAL
                                   --------------- --------------- -------------

Sales                                    $ 292,889       $ 13,182       $306,071
Cost of sales                            (248,773)        (7,820)      (256,593)
Depreciation and amortization             (98,138)       (43,289)      (141,427)
General and administrative               (261,600)      (184,255)      (445,855)
Operating income (loss)                  (315,622)      (222,182)      (537,804)
                                   --------------- --------------- -------------
Interest expense                          (41,784)              -       (41,784)
                                   --------------- --------------- -------------
Income (Loss) pre-tax                    (357,406)      (222,182)      (579,588)
Income taxes (benefits)                          -              -              -
                                   --------------- --------------- -------------
Loss from discontinued operations      $ (357,406)     $(222,182)    $ (579,588)
                                   =============== =============== =============

NOTE 15 - STOCK OPTIONS

      On February 12, 2002, the Board of Directors approved the TSET, Inc. Stock Option Plan under which TSET's key employees, consultants, independent contractors, officers and directors are eligible to receive grants of stock options. TSET has reserved a total of 6,250,000 shares of common stock under the Stock Option Plan. Prior to that, the Company had no formal stock option plan but offered as special compensation to certain officers, directors and third party consultants the granting of non-qualified options to purchase Company shares at the market price of such shares as of the option grant date. The options generally have terms of three to ten years. The Company granted non-qualified stock options totaling 6,084,900, 1,557,075, and 0 shares in the years ended June 30, 2002, 2001 and 2000, respectively.

      The Company has elected to follow APB No. 25; "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following range of assumptions for the years ended June 30:

                                                     2002             2001
                                                 ------------     ------------
                  Risk free interest rate        4.0% to 4.4%     4.5% to 4.9%
                  Expected dividend yield             0%               0%
                  Expected lives                 3 to 10 years    3 to 10 years
                  Expected volatility               143.00%          91.00%


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

      Using the Black-Scholes option valuation model, the weighted average grant date fair value of options granted during the years ended June 30, 2002, 2001 and 2000 was $.14, $.65, and $0 per option share, respectively.

      For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period.

      The  Company's  pro  forma   information,   had  compensation  costs  been
determined based on the fair value of the options on the date of grant, is as follows (in thousands, except per share amounts):

                                                                     June 30,
                               ---------------------------------------------------------------------------------
                                         2002                        2001                        2000
                               -----------------------     ------------------------    -------------------------
                                               Pro                           Pro                         Pro
                                Reported      Forma         Reported        Forma        Reported       Forma
                               ----------    ---------     ----------     ---------     ---------      --------

Net income (loss)              $  (2,784)    $ (3,602)     $  (9,866)     $(10,642)     $ (1,965)      $(1,965)
Earnings (loss) per Share:
      Basic                        (0.07)       (0.10)         (0.31)        (0.34)        (0.07)        (0.07)
      Diluted                      (0.07)       (0.10)         (0.31)        (0.34)        (0.07)        (0.07)


      A summary of the Company's stock option activity and related information for the years ended June 30, 2002, 2001 and 2000 is as follows (in thousands, except per share amounts):

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                    Shares              Price
                                                 ------------       -----------
                Outstanding at June 30, 1999                0       $        -
                      Granted                               0                -
                      Exercised                             0                -
                      Cancelled                             0                -
                                                 ------------       -----------

                Outstanding at June 30, 2000                0                -
                      Granted                           1,557             0.89
                      Exercised                             0                -
                      Cancelled                             0                -
                                                 ------------       -----------

                Outstanding at June 30, 2001            1,557             0.89
                      Granted                           6,085             0.54
                      Exercised                             0                -
                      Cancelled                             0                -
                                                 ------------       -----------

                Outstanding as June 30, 2002            7,642  $          0.61
                                                 ============       ===========

      A summary of options outstanding and exercisable at June 30, 2002 is as follows (in thousands, except per share amounts):

                                                                       Options
                                 Options Outstanding                 Exercisable
              ----------------------------------------------------  ------------
                                             Weighted
                                              Average     Weighted
                                             Remaining     Average
                  Range of                     Life       Exercise
              Exercise Prices    Options    (in years)      Price      Options
              ---------------  ----------- ------------   ---------  -----------
June 30, 2002 $0.71 - $1.12       2,002        6.31       $   0.91      2,002
              $0.50 - $0.70       3,150        10.0       $   0.67        500
              $0.21 - $0.49       2,490        9.97       $   0.28        560

June 30, 2001 $0.71 - $1.12       1,557        7.14       $   0.89      1,557

      The weighted average exercise price for exercisable options are $0.91, $0.61 and $0.42 for options outstanding at June 30, 2002 and $0.89 for options outstanding at June 30, 2001.


NOTE 16 - COMMITMENTS AND CONTINGENCIES

      LITIGATION. On June 6, 2002, Dutchess Advisors Ltd. initiated legal proceedings in Middlesex County, Massachusetts, against TSET. The complaint alleges, among other things, breach of contract, QUANTUM MERUIT, unjust enrichment and conversion with respect to a letter agreement, dated June 19, 2001, between TSET and Dutchess Advisors Ltd., and seeks, among other things, a judgment in the amount of $75,000, exclusive of pre-judgment interest, costs and attorneys' costs. TSET contested the allegations made by Dutchess by serving a motion to dismiss all claims. Dutchess subsequently filed an amended complaint with the court on August 16, 2002. Dutchess seeks to recover up to three times its actual damages as well as its costs and attorneys' fees. TSET intends to file a motion to dismiss all counts in the amended complaint. TSET believes that it has meritorious defenses and to vigorously defend this matter.

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

      APERION AUDIO "EARN-OUT" PROVISION. Part of the consideration given by the Company for the acquisition of Aperion Audio is related to an earn-out provision in which the Company would award additional common stock of the Company as Aperion Audio achieves stipulated revenue milestones over a five year period commencing on May 4, 2000. Through June 30, 2002, Aperion Audio has not achieved any of these milestones. As part of the settlement and sale of Aperion Audio, all parties except for one, who has a 10% interest in the earn-out, have agreed to relinquish all rights to this earn-out provision. Upon achieving each of the five milestones, an additional $75,000 of TSET common stock would be issued to him.


NOTE 17 - SEGMENTS OF BUSINESS

     The Company operates principally in one segment of business: Kronos plans to license, manufacture and distribute air movement and purification devices utilizing the Kronos(TM) technology. All other segments have been disposed of or discontinued. Although there are future plans for expansion into foreign markets, in the year ended June 30, 2002, the Company operated only in the U.S.


NOTE 18 - SUBSEQUENT EVENT

      On August 12, 2002, the Company terminated the Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, dated June 19, 2001 and entered into a new Common Stock Purchase Agreement. The new agreement contains the same provisions as the previous agreement with three notable changes. First, the new agreement is for the purchase of $6,000,000 in shares of the Company's common stock, whereas the June 19, 2001 agreement was for the purchase of $10,000,000 in shares. Second, the new agreement has established a purchase floor of $0.10 per share and Fusion cannot purchase shares as long as the trading price is below the floor. Under the June 19, 2001 agreement, the purchase floor was $0.25 per share and Fusion was able to continue purchasing shares when the trading price was below the floor, even through they were not obligated to do so. Third, the new agreement obligates Fusion to purchase on each trading day $10,000 of our common stock, provided the agreement is not suspended, terminated or an event of default has occurred. Under the June 19, 2001 agreement, Fusion was obligated to purchase on each trading day $12,500 of our common stock. The agreement is for 30 months with an option available to the Company, in its sole discretion, to extend for an additional six months.

      On August 13, 2002, the Company filed a registration statement with the Securities and Exchange Commission registering 15 million shares of common stock to be used in the common stock purchase agreement. As of September 23, 2002, the Company had not drawn any of the $6 million available under the common stock purchase agreement. The registration statement was declared effective by the Securities and Exchange Commission on September 23, 2002.


NOTE 19 - RELATED PARTIES

      The Company has consulting agreements with members of the board of directors, one of which who is also an acting officer of the Company. The agreements provide for cash and equity compensation per hour of service provided. At June 30, 2002, the Company had accrued cash compensation under these agreements of $398,400 and had granted options to acquire 423,000 shares at an exercise price of $0.96 per share.

      In 2002, it was determined the $279,000 of accrued compensation to certain officers and directors would be settled with the issuance of stock options.

NOTE 20 - QUARTERLY RESULTS (UNAUDITED)

      The Company was inactive from the time that it discontinued operations in 1996 until the time it was reactivated in mid-1999 and from inception through June 30, 2000 it had no significant revenues from operations. The following is a summary of unaudited quarterly results of continuing operations for the years ended June 30, 2002 and 2001:

                                                           QUARTER
                                   ---------------------------------------------------------
                                       FIRST         SECOND           THIRD         FOURTH
                                   ---------------------------------------------------------
Year ended June 30, 2002
----------------------------
    Sales                          $     25,014   $    40,056      $        -   $     27,519
    Gross profit                         15,000             -               -              -
    Net income (loss) from
      continuing operations         (1,052,634)    (1,228,599)      (657,251)      (527,501)
    Net income (loss) per share          (0.03)        (0.03)          (0.02)         (0.01)

Year ended June 30, 2001
----------------------------
    Sales                          $          -   $         -      $    5,000   $     90,000
    Gross profit                              -             -           5,000         27,500
    Net income (loss) from
      continuing operations           (533,126)     (939,302)       (673,967)    (1,426,164)
    Net income (loss) per share          (0.02)        (0.03)          (0.02)         (0.04)




NOTE 21 - FOURTH QUARTER ADJUSTMENT

      During the fourth quarter, the Company offset the remaining deferred finance costs of $555,712, for the Fusion Capital common stock purchase agreement, against the proceeds from the agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our directors and executive officers and their ages as of September 23, 2002, are as follows:

          NAME                  AGE   POSITION
          -------------------- -----  ----------------------------------------
          Daniel R. Dwight      42    Director; President and Chief
                                      Executive Officer

          Richard A. Papworth   44    Director; Chief Financial Officer,
                                      Secretary, and Treasurer

          Richard F. Tusing     45    Director; Chief Operating Officer

          James P. McDermott    40    Director

          Charles D. Strang     79    Director

          Erik W. Black         31    Director

          Jeffrey D. Wilson     47    Director


      DANIEL R. DWIGHT, 42, has served as a Director of TSET since November 2000, and as a Director and Chief Executive Officer of Kronos Air Technologies since January 2001. Effective October 16, 2001, Mr. Dwight was appointed President and Chief Executive Officer of TSET. He has extensive experience in private equity and operations in a wide variety of high growth and core industrial businesses. Mr. Dwight is currently an independent management consultant who provides business development, strategic consulting, financial planning, merchant banking, and operational execution services to a wide range of clients. Prior to starting his consulting practice, Mr. Dwight spent 17 years with General Electric including 10 years of operations, manufacturing, and business development experience with GE's industrial businesses, and seven years of international investment and private equity experience with GE Capital. He has had responsibility for over a $1 billion in merger and acquisition and private equity transactions at GE. Most recently, Mr. Dwight initiated GE Capital's entry in the Asia private equity market. Between 1995 and 1999, the Asian equity portfolio grew to include consolidations, leveraged buyouts, growth capital and minority investments in diverse industries, including information technology, telecommunications services, consumer products, services and distribution, and contract manufacturing. Mr. Dwight led deal teams with responsibility for the execution of transactions, monitoring of portfolio companies and realization of investments. Since 1982, Mr. Dwight has held other leadership positions domestically and internationally with GE Capital, as well as senior positions with GE Corporate Business Development (1989-1992) and GE Corporate Audit Staff (1984-1987). His responsibilities included identifying, analyzing and implementing reorganizations, restructurings, consolidating acquisitions, and divestitures of GE businesses. He also had responsibility for the development of new business ventures and commercialization of new technologies strategic to GE's industrial businesses. Mr. Dwight holds an MBA in Finance and Marketing with Honors from the University of Chicago in 1989 and a B.S. in Accounting with Honors from the University of Vermont in 1982.

      RICHARD A. PAPWORTH, 44, became a Director of TSET in June 2001, was appointed Chief Financial Officer of TSET in May 2000, and has served as a
Director, Chief Financial Officer, and Treasurer of Kronos Air Technologies since January 2001, and as Assistant Secretary of Kronos Air Technologies since December 2000. Mr. Papworth has had diverse finance, tax, and accounting experience in a range of industries, including real estate development/construction, software development, publishing, distribution, financial institutions, and investment companies. From 1997-2000, he was Vice-President and Controller of the U.S. and European operations of Wilshire Financial Services Group, a Portland, Oregon-based publicly held specialty loan servicing and investment company with more than $2 billion under management. In this capacity, Mr. Papworth was responsible for accounting and control system, financial reporting and analysis, and business decision support for the worldwide organization. From 1996-97, he was Chief Financial Officer of First Bank of Beverly Hills, a $550 million banking subsidiary of WFSG. From 1995-96, Mr. Papworth was Treasurer for Maintenance Warehouse America Corporation in which capacity he successfully negotiated more than $50 million of real estate and working capital financing, and was responsible for management of Maintenance Warehouse America Corporation's insurance program and tax compliance. From 1994-95, he maintained a private management and finance consulting practice for select clients. From 1989-94, Mr. Papworth worked for Morrison Homes, the U.S. home building division of U.K.-based George Wimpey Plc., during which period he held various positions including Chief Financial Officer, Treasurer, and Assistant Treasurer. From 1985-89, he engaged in tax consulting with Deloitte and Touche, a Big Five accounting firm. He received a B.S. in accounting (with minors in business, economics, and Spanish) and a Macc (Masters of Accountancy) with emphasis in tax law, from Brigham Young University in 1984. Mr. Papworth became licensed as a certified public accountant in the State of California in 1987. Mr. Papworth speaks Spanish fluently.

      RICHARD F. TUSING, 45, has served as a Director of TSET since October 2000 and as a Director of Kronos Air Technologies since January 2001 and was appointed Chief Operating Officer on January 1, 2002. Mr. Tusing has had extensive experience in developing new enterprises, negotiating the licensing of intellectual property rights, and managing technical and financial organizations, and has more than 20 years of business development, operations, and consulting experience in the technology and telecommunications industries. He has spent four years in executive management with several emerging technology companies, 14 years in various managerial and executive positions with MCI Communications Corporation, and three additional years in managerial consulting. While acting as an independent management consultant from 1996 to the present, Mr. Tusing's experience with emerging technology companies includes serving as Chief Executive Officer and Chief Technology Officer for Avalon Media Group (a turnkey advertising services company); primary responsibility for technology planning, licensing, and strategic technology architecture relationships for ICU, Inc. (a mobile video conferencing company); and Executive Vice-President, Chief Technology Officer, and Director of Entertainment Made Convenient (Emc3) International, Inc. (a video and data downloading services company). Through his private consultancy, Mr. Tusing provides, among other things, managerial, financial planning, technical, and strategic planning services. From 1982-1996, Mr. Tusing held multiple managerial and executive positions with MCI
Communications Corporation. From 1994-1996, he served as MCI's Director of Strategy and Technology, managing MCI's emerging technologies division (having primary responsibility for evaluating, licensing, investing in, and acquiring third-party technologies deemed of strategic importance to MCI), and also oversaw the development of several early-stage and venture-backed software and hardware companies; in this capacity, Mr. Tusing managed more than 100 scientists and engineers developing state-of-the-art technologies. From 1992-1994, Mr. Tusing founded MCI Metro, MCI's entree into the local telephone services business and, as MCI Metro's Managing Director, managed telecommunications operations, developed financial and ordering systems, and led efforts in designing its marketing campaigns. From 1990-1992, he served as Director of Finance and Business Development for MCI's western region, overseeing $1,000,000,000 in annual revenue and a $90,000,000 operating budget. From 1982-1990, Mr. Tusing held other management and leadership positions within MCI, including service as MCI's Pacific Division's Regional Financial Controller, Manager of MCI's Western Region's Information Technology Division, and led MCI's National Corporate Financial Systems Development Organization. Mr. Tusing received B.S. degrees in business management and psychology from the University of Maryland in 1979.

      JAMES P. MCDERMOTT, 40 became a Director of TSET in July 2001. Mr. McDermott has over 18 years of financial and operational problem-solving experience. Mr. McDermott is a co-founder and is currently a Managing Director of Eagle Rock Advisors, LLC, the Manager for The Eagle Rock Group, LLC. From 1992 through 2000, Mr. McDermott held various managerial and executive positions with PennCorp Financial Group, Inc. and its affiliates. From 1998 through 2000, Mr. McDermott was Executive Vice-President and Chief Financial Officer of PennCorp Financial Group. While serving in this position, Mr. McDermott was one-third of the executive management team that was responsible for developing and implementing operational stabilization, debt reduction and recapitalization plans for the company. From 1995 through 1998, Mr. McDermott served as Senior Vice-President of PennCorp Financial Group. Mr. McDermott worked closely with the Audit Committee of the Board of Directors on evaluating the PennCorp's accounting and actuarial practices. In addition, Mr. McDermott was responsible for developing a corporate-wide technology management program resulting in technology convergence and cost savings to the company's technology budget. From 1994 through 1998, Mr. McDermott was a principal in Knightsbridge Capital Fund I, LP, a $92 million investment fund specializing in leverage-equity acquisitions of insurance and insurance-related businesses. Mr. McDermott was also the founding Chairman of the e-business Internet service provider, Kivex.com, and a senior manager of one of the world's leading public accounting firms, KPMG. Mr. McDermott received a B.S. Degree in Business Administration from the University of Wisconsin, Madison.

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

      ERIK W. BLACK, 31, became a Director of TSET in June 2001, was appointed Executive Vice-President - Business Development of TSET in May 2000, and also served as Chairman of the Board of Directors of Atomic Soccer from November 2000 until the sale of Atomic Soccer in April 2001. Mr. Black resigned as Executive Vice-President - Business Development of TSET - effective December 31, 2001. Before joining TSET, Mr. Black served from 1997-2000 as a business and corporate strategy consultant to the office of the Chairman on Funding Selection, Inc., an investment banking and mergers and acquisitions company. He also developed, launched, and managed GI Bill Express.com LLP from February 1999 until its acquisition by Military.com in April 2000. Mr. Black has also worked as an e-business associate consultant for IBM Global Services in Phoenix, Arizona, from March 1999 until April 2000. In addition, Mr. Black was the sole proprietor of E.B. Web Designs, an Internet development services and consulting company founded in 1998. Mr. Black worked as the communications coordinator for the Synthetic Organic Chemical Manufacturers Association in Washington, D.C. from 1996-97 and as an associate consultant for Robert Charles Lesser & Co., a real estate consulting firm, from 1995-96. He received an M.B.A. and a Masters of Information Management degrees from Arizona State University in 2000 (where he received the ASU MBA Kiplinger Foundation Prize for outstanding scholarship, service, and contribution, and served as Vice-President - communications of the ASU MBA Student Body Association in 1999-2000), a Global Leadership Certificate from Thunderbird - The American Graduate School of International Management in 2000, and a B.A. from Pomona College in 1995, where he graduated magna cum laude and was elected to Phi Beta Kappa. Mr. Black speaks Russian fluently.

      JEFFREY D. WILSON, 47, was appointed Chairman of the Board of Directors and Chief Executive Officer of TSET in April 1999. On October 10, 2001, Mr. Wilson resigned as Chairman of the Board of Directors and Chief Executive Officer of TSET, as well as Chairman of the Board of Directors of Kronos Air Technologies and Aperion Audio, respectively. Mr. Wilson remains a director of TSET. Mr. Wilson has had extensive international transactions experience in Asia, Europe, Latin America, Africa, and the U.S., having represented clients in a wide range of joint venture, corporate finance, public and private securities, regulatory, asset acquisition, licensing, investment, technology, mergers and acquisitions, leveraged buy-out, and other transactions, and has assisted clients in gaining access to foreign markets and in government lobbying activities. Mr. Wilson served as Chairman of the Board of Directors of Kronos Air Technologies and Atomic Soccer since March 2000; Mr. Wilson resigned as Chairman of Atomic Soccer in November 2000. From 1992-1999, Mr. Wilson maintained a private international consulting practice for select clients and engaged in entrepreneurial ventures. From 1990-1992, he served as international legal advisor for GGS Co., Ltd., a Tokyo-based Japanese investment company (and including its Hong Kong, Australian, Canadian, and U.S. affiliates), having primary responsibility for its international projects. From 1982-1990, he engaged in the private practice of law. Mr. Wilson received a B.A. from Brigham Young University in 1979 and a J.D. from the University of Kansas in 1982, where he was also associate editor of the KANSAS LAW REVIEW and President of the International Law Society. Mr. Wilson speaks Japanese fluently.


DIRECTORS

      Our Board of Directors consists of eight seats. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Four of our current directors were reelected at our annual meeting of stockholders held on December 15, 2000, and two additional directors were appointed in June 2001. One vacancy currently exists on the Board of Directors as of the date of this filing. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors. Daniel R. Dwight, our President and Chief Executive Officer, Richard A. Papworth, our Chief Financial Officer, Secretary, and Treasurer, and Richard F. Tusing, our Chief Operating Officer, are also executive officers of TSET. James P. McDermott, a principal of The Eagle Rock Group, LLC, was appointed to our Board of Directors in July 2001.

ADVISORY BOARD

      We established an Advisory Board in July 2001 to assist management in the development of long-range business plans for our Company. Currently, William Poster is the sole Advisory Board Member. Mr. Poster is a seasoned entrepreneur with a successful track record as a founder of several businesses spanning five continents. Mr. Poster has experience in developing business opportunities in the United States, Europe, Asia and the Middle East. Mr. Poster recently stepped down as President of Computer Systems &
Communications Corporation, a wholly-owned subsidiary of General Dynamics. Computer Systems & Communications Corporation is a cutting-edge communications and technology company that Mr. Poster founded and later sold to General Dynamics. Mr. Poster is currently a principal with Eagle Rock Advisors, LLC.

      We will continue to evaluate additional potential candidates for our Advisory Board.


COMMITTEES

      On September 11, 2001, the Board of Directors established a Compensation Committee consisting of two independent members of the Board of Directors. The Compensation Committee and Chairman will be designated annually by the Board of Directors. The Compensation Committee is charged with reviewing and making recommendations concerning TSET's general compensation strategy, reviewing salaries for officers, reviewing employee benefit plans, and administering TSET's stock incentive plan, once adopted and implemented.


COMPENSATION OF DIRECTORS

      CASH COMPENSATION. Our Bylaws provide that, by resolution of the Board of Directors, each director may be reimbursed his expenses of attendance at meetings of the Board of Directors; likewise, each director may be paid a fixed sum or receive a stated salary as a director. As of the date of this filing, no director receives any salary or other form of cash compensation for such service. No director is precluded from serving our Company in any other capacity and receiving compensation from us in connection therewith.

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

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth compensation for the fiscal year ended June 30, 2002 for our executive officers:

                                                SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                                     LONG-TERM COMPENSATION
                             ------------------------------------          -------------------------------------------------------
                                                                                      AWARDS                      PAYOUTS
                                                                           ------------------------------    ---------------------
                                                                            RESTRICTED      SECURITIES                     ALL
                                                                 OTHER        STOCK         UNDERLYING        LTIP        OTHER
NAME AND PRINCIPAL                   SALARY         BONUS     COMPENSATION    AWARDS        OPTIONS/SAR's    PAYOUTS   COMPENSATION
FISCAL POSITION               YEAR     $              $            $            $                #              $            $
------------------           -----   ------         -----     ------------  -----------     -------------    -------    ------------
(a)                            (b)     (c)           (d)          (e)             (f)             (g)            (h)          (i)

Daniel R. Dwight,            2002    112,500            --         7,620            --         2,600,000          --             --
   President and             2001       --              --            --            --               --           --             --
   Chief Executive           2000       --              --            --            --               --           --             --
   Officer(1)



Richard F. Tusing,           2002       --              --            --            --               --           --             --
   Chief Operating           2001       --              --            --            --               --           --             --
   Officer(2)                2000       --              --            --            --               --           --             --




Jeffrey D. Wilson,           2002     70,000            --         3,500            --             50,000         --             --
   Former Chairman of        2001    180,000            --        12,000            --         600,000(4)         --             --
   the Board of              2000    155,000       30,000(6)       2,670(7)    700,000(8)            --           --             --
   Directors and Chief
   Executive Officer(3)



Richard A. Papworth,         2002    120,000 (9)        --            --            --          300,000           --             --
   Chief Financial           2001    120,000            --         2,000            --         448,475(10)        --             --
   Officer                   2000    10,000(11)         --            --        50,000(12)           --           --             --




Erik W. Black,               2002    60,000(      14)   --         6,000            --               --           --             --
   Former                    2001    100,000            --         6,000            --         50,000(15)         --             --
   Executive
                             2000    4,167(1      6)    --       4,500(17)          --               --           --             --
   Vice-President

   Business

   Development(13)

--------------------

(1) Mr. Dwight became President and Chief Executive Officer of TSET effective October 16, 2001.

(2)   Mr. Tusing became Chief  Operating  Officer of TSET  effective  January 1,
      2002.

(3) Effective October 10, 2001, Mr. Wilson resigned as Chairman of the Board of Directors and Chief Executive Officer of TSET pursuant to a mutual agreement between TSET and Mr. Wilson.

(4) Mr. Wilson was granted 350,000 options pursuant to a letter agreement dated April 10, 2001 amending Mr. Wilson's employment agreement, dated April 16, 1999. 125,000 options were fully vested as of April 10, 2001 and the remaining 225,000 options were to vest upon the achievement of certain performance objectives. The exercise price was equal to $0.885 per share, which was the closing price of our Company's common stock as quoted on the Over-the-Counter Bulletin Board on April 9, 2001. TSET has determined that the options to purchase 350,000 shares of common stock granted to Mr. Wilson pursuant to the letter agreement are void as of April 10, 2001, the effective date of the letter agreement. Mr. Wilson was granted 50,000 options on April 9, 2001. These options are fully vested and the exercise price is equal to $0.885 per share. In addition, Mr. Wilson, was granted 200,000 options on May 3, 2001, in connection with his service as Chairman of the Board of Directors in 1999 and 2000. These options are fully vested and the exercise price is equal to $0.71 per share.

(5) Mr. Wilson's 2000 salary of $155,000 consisted of ten months at $12,500 and two months at $15,000. Mr. Wilson deferred all salary during fiscal years 1999 and 2000 and was entitled to receive 12% annual interest on all deferred amounts. Pursuant to an agreement between TSET and Mr. Wilson effective October 10, 2001, TSET issued a promissory note in the amount of $350,000 and will pay $30,000 in cash within sixty days of October 15, 2001, which represents all of Mr. Wilson's accrued salary, bonus and interest. In addition, TSET will also pay Mr. Wilson his unpaid reimbursable expenses.

(6) Under the terms of his employment agreement, Mr. Wilson was to receive a cash bonus of $30,000 on or before May 1, 2000; however, Mr. Wilson deferred his cash bonus during fiscal year 2000 and was entitled to receive 12% annual interest on all deferred compensation. Pursuant to an agreement between TSET and Mr. Wilson dated October 10, 2001, TSET issued a promissory note in the amount of $350,000 and will pay $30,000 in cash within sixty days of October 15, 2001, which represents all of Mr. Wilson's accrued salary, bonus and interest. In addition, TSET will pay Mr. Wilson his unpaid reimbursable expenses.

(7) Mr. Wilson was entitled to an automobile allowance of $1,000 per month, of which $2,670 was received in fiscal year 2000.

(8) As a signing bonus to his employment agreement, Mr. Wilson's nominee, The Pangaea Group LLC, received 1,000,000 restricted shares of our common stock. Such stock vested at a rate of 100,000 shares per month over a 10-month period; 700,000 shares vested during fiscal year 2000. The $700,000 value was obtained by multiplying the vested shares with the closing market price of our unrestricted common stock ($1.00 per share) on the date such shares were granted (April 20, 1999). Notwithstanding the above calculation, we expensed such stock transaction at a value of $300,000, or $0.30 per share. TSET has determined that the issuance of the 1,000,000 shares of common stock is void as of April 16, 1999, the effective date of Mr. Wilson's employment agreement.

(9)   TSET accrued $45,000 of Mr. Papworth's 2002 salary.

(10) Mr. Papworth was granted an option to purchase 398,475 restricted shares of our common stock pursuant to a letter agreement dated April 10, 2001 amending Mr. Papworth's employment agreement, dated May 19, 2000. The options were fully vested as of April 10, 2001 and the exercise price is equal to $0.885 per share, which was the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on April 9, 2001. In addition, Mr. Papworth was granted 50,000 options on April 9, 2001. These options are fully vested and the exercise price is equal to $0.885 per share.

(11) Mr. Papworth joined our Company in May 2000. He is compensated $120,000 annually.

(12) As a signing bonus to his employment agreement, Mr. Papworth received 14,815 restricted shares of our common stock. The $50,000 value is determined by multiplying the number of such shares with the closing market price of our Company's unrestricted common stock ($3.374 per share) on the date such shares were granted (May 19, 2000).

(13) Mr. Black resigned as Executive Vice-President - Business Development of TSET effective December 31, 2001.

(14)  TSET accrued $60,000 of Mr. Black's 2002 salary.

(15) Mr. Black was granted 50,000 options on April 9, 2001. These options are fully vested and the exercise price is equal to $0.885 per share.

(16) Mr. Black joined our Company in May 2000. He was compensated $100,000 annually, of which $4,167 was received in fiscal year 2000.

(17) Mr. Black was entitled to an automobile allowance of $500 per month, and a one-time relocation allowance of $5,000, of which $4,500 was received in fiscal year 2000.

                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTIONS/SAR VALUES(1)
                                                       NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                          SHARES                      UNDERLYING UNEXERCISED      IN-THE-MONEY
                       ACQUIRED ON     VALUE             OPTIONS/SAR'S AT          OPTIONS/SAR'S
        NAME             EXERCISE    REALIZED ($)       FISCAL YEAR END(1)      AT FISCAL YEAR END(2)
--------------------- ------------- -------------     -----------------------  -----------------------
Daniel R. Dwight          -0-           -0-         Exercisable:   l1,321,700          $0
President and                                       Unexercisable:  1,600,000          $0
Chief Executive
Officer(3)

Richard F. Tusing         -0-           -0-         Exercisable:   l473,000            $0
Chief Operating Officer(4)                          Unexercisable: a950,000            $0



Jeffrey D. Wilson         -0-           -0-         Exercisable:   l310,000(6)         $0
Former Chairman of                                  Unexercisable:  350,000(6)         $0
the Board of Directors
and Chief Executive
Officer(5)


Richard A. Papworth       -0-           -0-         Exercisable:   l448,475            $0
Chief Financial Officer                             Unexercisable:  300,000            $0

Erik W. Black             -0-           -0-         Exercisable:   l50,000             $0
Former Executive                                    Unexercisable:       0             $0
Vice-President
Business Development(7)

---------------------------------

(1) These grants represent options to purchase common stock. No SAR's have been granted.
(2) The value of the unexercised in-the-money options were calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options as of June 30, 2002.
(3) Mr. Dwight became President and Chief Executive Officer of TSET effective November 15, 2001.
(4)   Mr. Tusing became Chief Operating  Officer of TSET effective  January 1,
      2002.
(5) Effective October 10, 2001, Mr. Wilson resigned as Chairman of the Board of Directors and Chief Executive Officer of TSET pursuant to a mutual agreement between TSET and Mr. Wilson.
(6) TSET has determined that the options to purchase 350,000 shares of common stock granted to Mr. Wilson pursuant to a letter agreement dated April 10, 2001 are void as of April 10, 2001, the effective date of the letter agreement. Of these options to purchase 350,000 shares of common stock, options to purchase 125,000 shares of common stock were exercisable at fiscal year end 2001 and 225,000 options were unexercisable at fiscal year end 2001.
(7) Mr. Black resigned as Executive Vice President - Business Development of TSET effective as of December 31, 2001.

                             OPTION/SAR GRANTS TABLE
                                       % TOTAL
                        NO. OF       OPTIONS/SAR'S
                      SECURITIES      GRANTED TO
                      UNDERLYING      EMPLOYEES      EXERCISE OR
                     OPTIONS/SAR'S    IN FISCAL      BASE PRICE
        NAME          GRANTED (#)     YEAR (%)      ($ PER SHARE)   EXPIRATION DATE

------------------- -------------   ------------- ----------------  ---------------------
Daniel R. Dwight       93,600(2)         1.5%           $0.960       November 15, 2004
President and          1,000,000        16.4%           $0.680       February 12, 2012
Chief Executive          600,000         9.9%           $0.250       February 12, 2012
                      500,000(3)         8.2%           $0.420       November 15, 2011
                      250,000(3)         4.1%           $0.660       November 15, 2011
                      250,000(3)         4.1%           $0.560       November 15, 2011

Richard F. Tusing     246,500(5)         4.1%           $0.960       June 30, 2005
Chief Operating          600,000         9.9%           $0.680       February 12, 2012
                         350,000         5.8%           $0.250       February 12, 2012

Jeffrey D. Wilson         50,000         0.8%           $0.885       April 9, 2006
Former Chairman of        10,000         0.1%           $0.210       March 31, 2005
the Board of
Directors and
Chief Executive
Officer(6)

Richard A. Papworth      100,000         1.6%           $0.680       February 12, 2012
Chief Financial          200,000         3.3%           $0.250       February 12, 2012


---------------------------------
(1) Mr. Dwight became President and Chief Executive Officer of TSET effective November 15, 2001.

(2) Represents options granted pursuant to Mr. Dwight's Consulting Agreements dated August 11, 2000 (individual agreement) and January 1, 2001 (Dwight Tusing & Associates' agreement), as amended April 12, 2001.

(3) Represents options granted pursuant to Mr. Dwight's Employment Agreement effective November 15, 2001 and Stock Option Agreement dated April 1, 2002.

(4)   Mr. Tusing became Chief Operating  Officer of TSET effective  January 1,
      2002.

(5) Represents options granted pursuant to Mr. Tusing's Consulting Agreements dated August 11, 2000 (individual agreement) and January 1, 2001 (Dwight Tusing & Associates' agreement), as amended April 12, 2001.
(6) Effective October 10, 2001, Mr. Wilson resigned as Chairman of the Board of Directors and Chief Executive Officer of TSET pursuant to a mutual agreement between TSET and Mr. Wilson.

STOCK OPTION PLAN

      On February 12, 2002, the Board of Directors approved the TSET, Inc. Stock Option Plan under which TSET's key employees, consultants, independent contractors, officers and directors are eligible to receive grants of stock options. TSET has reserved a total of 6,250,000 shares of common stock under the Stock Option Plan. It is presently administered by TSET's Board of Directors. Subject to the provisions of the Stock Option Plan, the Board of Directors has full and final authority to select the individuals to whom options will be granted, to grant the options and to determine the terms and conditions and the number of shares issued pursuant thereto.


EMPLOYMENT AGREEMENTS

      The Employment Agreement of Jeffrey D. Wilson, our former Chairman and Chief Executive Officer, was dated as of April 20, 1999 and continued for an "evergreen" term of five years unless Mr. Wilson provided at least 60 days' prior written notice of his resignation. Such agreement provided for base cash compensation during the first 12-month period in the amount of $12,500 per month, plus a cash bonus in the amount of $30,000 to be paid in one lump sum on or before May 1, 2000. During the second 12-month period, Mr. Wilson's base cash compensation was to increase to $15,000 per month, and during the third 12-month period such base cash compensation was to increase to $20,000 per month. Mr. Wilson deferred all cash and bonus compensation from April 1999 through August 2000; however, commencing in September 2000, Mr. Wilson began receiving cash compensation in the amount of $17,500 per month, approved by the Board of Directors, in consideration of his previous deferral of such compensation. We were obligated to pay interest at the rate of 12% annually on all compensation deferred by Mr. Wilson until all such amounts have been paid in full. Mr. Wilson's nominee, The Pangaea Group, LLC, received a signing bonus of 100,000 fully vested and non-forfeitable restricted shares of our common stock; The Pangaea Group, LLC received an additional 900,000 restricted shares of our common stock, which vested at the rate of 100,000 shares per month over the

9-month period following Mr. Wilson's acceptance of the terms of his employment agreement. Mr. Wilson was entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment; however, as of the date of this filing, we have not adopted or implemented any such plans. Mr. Wilson had "piggyback" registration rights with respect to all restricted shares owned by him, as well as "demand" registration rights with respect thereto exercisable two times during each 5-year term of his employment. The cost of exercising such piggyback and demand registration rights was to be borne by us. As of the date of this filing, Mr. Wilson had not exercised such registration rights. Mr. Wilson is entitled to be indemnified, defended, and held harmless by us from and against any and all costs, losses, damages, penalties, fines, or expenses (including, without limitation, reasonable attorneys' fees, court costs, and associated expenses) suffered, imposed upon, or incurred by him in any manner in connection with his service as our Chairman and Chief Executive Officer.

      On April 10, 2001, we entered into a Letter Agreement with Mr. Wilson amending Mr. Wilson's Employment Agreement. Pursuant to the Letter Agreement, Mr. Wilson waived the anti-dilution provision of his Employment Agreement in consideration for options to purchase 350,000 shares of our restricted common stock. The option to purchase 125,000 shares of common stock was fully vested as of April 10, 2001 and the remaining 225,000 share option was to vest upon the achievement of certain performance objectives. The exercise price of these options was equal to $0.885 per share, which was the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on April 9, 2001.

      In September 2001, TSET determined that, among other things, our Board of Directors never validly approved Mr. Wilson's Employment Agreement. Accordingly, TSET determined that Mr. Wilson's Employment Agreement and the Letter Agreement are null and void from their inception. As a consequence, TSET has determined that the issuance of 1,000,000 shares of common stock pursuant to Mr. Wilson's Employment Agreement and the grant of options to purchase 350,000 shares of common stock pursuant to the Letter Agreement were void as of the effective dates of the Employment Agreement and Letter Agreement, respectively, and that these shares of common stock and options have been treated as if they were never issued or granted, as the case may be. Effective October 10, 2001, Mr. Wilson resigned as Chairman of the Board of Directors and Chief Executive Officer of TSET. Mr. Wilson remains as a director of TSET.

      Daniel R. Dwight, our President and Chief Executive Officer, and our company entered into an Employment agreement effective as of November 15, 2001. The initial term of Mr. Dwight's Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless TSET or Mr. Dwight provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. Mr. Dwight's Employment Agreement provides for base cash compensation of $180,000 per year. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. In addition, TSET granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. Mr. Dwight will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment. Mr. Dwight is entitled to be indemnified, defended, and held harmless by us from and against any and all costs, losses, damages, penalties, fines, or expenses (including, without limitation, reasonable attorneys' fees, court costs, and associated expenses) suffered, imposed upon, or incurred by him in any manner in connection with his service as our Chief Executive Officer.

      Richard A. Papworth, our Chief Financial Officer, has an Employment Agreement dated as of May 19, 2000, which continues for an "evergreen" term of two years, unless Mr. Papworth provides at least 90 days' prior written notice of his resignation. Mr. Papworth's Employment Agreement provides for base cash compensation in the amount of $10,000 per month, a signing bonus of $50,000 worth of fully vested and non-forfeitable restricted shares of our common stock, plus a year-end bonus payable in cash and additional shares, in a "blended" amount to be determined. Mr. Papworth will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment; however, as of the date of this filing, we have not adopted or implemented any such plans. Mr. Papworth is entitled to be indemnified, defended, and held harmless by us from and against any and all costs, losses, damages, penalties, fines, or expenses (including, without limitation, reasonable attorneys' fees, court costs, and associated expenses) suffered, imposed upon, or incurred by him in any manner in connection with his service as our Chief Financial Officer.

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

      The Employment Agreement of Daniel R. Dwight, our Chief Executive Officer, provides that, upon the occurrence of any transaction as defined as a "change of control" of TSET, Mr. Dwight shall receive his salary and benefits for a period of time that is the greater of (i) one year or (ii) the remainder of Mr. Dwight's employment term.

      As of the date of this filing, we have not adopted any separate executive severance agreements.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                             PRINCIPAL SHAREHOLDERS

      The following table presents certain information regarding the beneficial ownership of all shares of common stock at September 23, 2002 for each executive officer and director of our company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 45,141,293 common shares issued and outstanding at September 23, 2002 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at September 23, 2002 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

                                                              COMMON STOCK
                                                            BENEFICIALLY OWNED
                                                     -------------------------
NAME AND ADDRESS                                           NUMBER      PERCENT
----------------                                     ------------  -----------
Daniel R. Dwight                                     3,215,818(1)         6.9%
464 Common Street
Suite 301
Belmont, MA  02478

Richard A. Papworth                                    822,114(2)         1.8%
464 Common Street
Suite 301
Belmont, MA  02478

Richard F. Tusing                                    1,717,118(3)         3.8%
464 Common Street
Suite 301
Belmont, MA  02478

Jeffrey D. Wilson                                      310,000(4)            *
464 Common Street
Suite 301
Belmont, MA  02478

Erik W. Black                                          272,983(5)            *
464 Common Street
Suite 301
Belmont, MA  02478

                                                              COMMON STOCK
                                                            BENEFICIALLY OWNED
                                                     -------------------------
NAME AND ADDRESS                                           NUMBER      PERCENT
----------------                                     ------------  -----------
Charles D. Strang                                      100,000(6)            *
464 Common Street
Suite 301
Belmont, MA  02478

James P. McDermott                                        294,118            *
464 Common Street
Suite 301
Belmont, MA  02478

All Officers and Directors of TSET                   6,732,151(7)        14.1%

---------------

*     Less than 1%.

(1) Includes options to purchase 1,321,700 shares of common stock that can be acquired within sixty days of August 30, 2002

(2) Includes options to purchase 448,475 shares of common stock that can be acquired within sixty days of August 30, 2002.

(3) Includes options to purchase 473,000 shares of common stock that can be acquired within sixty days of August 30, 2002.

(4) Includes options to purchase 310,000 shares of common stock that can be acquired within sixty days of August 30, 2002.

(5) Includes options to purchase 50,000 shares of common stock that can be acquired within sixty days of August 30, 2002.

(6) Includes options to purchase 100,000 shares of common stock that can be acquired within sixty days of August 30, 2002.
(7) Includes options to purchase 2,703,175 shares of common stock that can be acquired within sixty days of August 30, 2002.

      We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      In connection with his Employment Agreement, Jeffrey D. Wilson's nominee, The Pangaea Group LLC, received a signing bonus of 100,000 restricted shares of our common stock; such shares were fully vested and non-forfeitable upon issuance. In addition, The Pangaea Group LLC received an additional 900,000 restricted shares of our common stock, vesting at the rate of 100,000 shares per month over the 9-month period ended January 2000. In September 2001, TSET determined that, among other things, our Board of Directors never validly approved Mr. Wilson's Employment Agreement. Accordingly, TSET has determined that Mr. Wilson's Employment agreement was null and void from its inception. As a consequence, TSET has determined that the issuance of 1,000,000 shares of common stock pursuant to Mr. Wilson's Employment Agreement is void as of the effective date of the Employment Agreement, and that these shares of common stock have been treated as if they were never issued.

      On August 11, 2000, we entered into a Finders Agreement with Richard F. Tusing and Daniel R. Dwight, pursuant to which Messrs. Tusing and Dwight will introduce us to prospective investors and brokers that would thereafter make similar introductions, and otherwise assist us in corporate finance matters. We approved the list of prospective investors and brokers provided by Messrs. Tusing and Dwight contemporaneously with the execution and delivery of the Finders Agreement. Under the Finders Agreement, we will pay to Messrs. Tusing and Dwight a finders fee equal to 1% of the total investment value realized from investors introduced by them that provide equity or debt capital to us. In the case of provision of equity or debt capital by investors introduced by brokers introduced by Messrs. Tusing and Dwight, the finders fee will be equal to 0.25% of the total investment value realized from such investors. We retain the right to negotiate the specific terms of any financing transaction arising out of any such introductions and are not obligated to accept any financing offered by any such investors or through any such brokers. Out-of-pocket expenses incurred by Messrs. Tusing and Dwight in connection with provision of their services under the Finders Agreement will be reimbursed by us up to $15,000, unless expenses in excess of this limit are approved in writing by us. The Finders Agreement was entered into prior to Messrs. Tusing's and Dwight's appointment as members of our Board of Directors in October 2000 and was negotiated at arm's length. We intend that the Finders Agreement will remain in place, notwithstanding the appointment of Messrs. Tusing and Dwight to our Board of Directors. We believe that the compensation and other provisions of the Finders Agreement are fair, reasonable, customary, and favorable to us. Pursuant to TSET and Mr. Dwight entering into his Employment Agreement, effective November 15, 2001, Mr. Dwight's Finders Agreement is no longer in effect. Mr. Tusing's Finder Agreement is currently in effect.

      On August 11, 2000, we entered into a Consulting Agreement with Richard F. Tusing and Daniel R. Dwight, pursuant to which Messrs. Tusing and Dwight will provide management, financial, strategic, and other consulting services to us in exchange for consulting fees payable in cash and options of our common stock. Out-of-pocket expenses incurred by Messrs. Tusing and Dwight in connection with provision of their services under the Consulting Agreement will also be reimbursed by us. The Consulting Agreement was entered into prior to Messrs. Tusing's and Dwight's appointment as members of our Board of Directors in
October 2000 and was negotiated at arm's length. We believe that the compensation and other provisions of the Consulting Agreement are fair, reasonable, customary, and favorable to us. The Consulting Agreement was renewed with Dwight, Tusing & Associates on similar terms and conditions with a rate adjustment as of January 1, 2001, and was amended on April 12, 2001 to decrease the strike price of the options granted as partial compensation thereunder. Pursuant to TSET and Mr. Dwight entering into his Employment Agreement, effective November 15, 2001, Mr. Dwight's Consulting Agreement is no longer in effect. Pursuant to his Consulting Agreement, Mr. Dwight earned $208,400 and $179,600, respectively, in the years ended June 30, 2001 and 2002, respectively. Of the aggregate amount of $388,000, we have paid $202,400 to Mr. Dwight and the balance of $185,600 remains payable. Mr. Tusing's Consulting Agreement is currently in effect. The initial term of Mr. Tusing's Consulting Agreement was six months and is automatically renewed for successive terms of six months, unless our company or Mr. Tusing terminate the agreement upon 30 days' prior written notice. Mr. Tusing performs management and business consulting services under the Consulting Agreement. Pursuant to the agreement, Mr. Tusing is compensated $150 per hour for his services and the number of hours worked is mutually determined by our company and Mr. Tusing. At Mr. Tusing's discretion, he may elect to convert his unpaid hourly cash compensation for an option to purchase restricted shares of TSET common stock at one hundred option shares for each hour of consulting services. Such option, once elected, is exercisable for three years at an exercise price of $2.00 per share. Pursuant to his Consulting

Agreement, Mr. Tusing earned $207,400 and $377,750, respectively, in the years ended June 30, 2001 and 2002 and $30,750 through July 31, 2002. Of the aggregate amount of $615,900, we have paid $294,000 to Mr. Tusing and the balance of $331,900 remains payable.

      Effective October 10, 2001, we entered into a Consulting Agreement with Jeffrey D. Wilson, pursuant to which Mr. Wilson will provide thirty-five hours per month of management and other consulting services to us in exchange for consulting fees payable in cash and options of our common stock. The term of Mr. Wilson's Consulting Agreement is one year. Mr. Wilson is compensated $150 per hour for his services. Pursuant to his Consulting Agreement, Mr. Wilson earned $51,200 in the year ended June 30, 2002 and $5,300 through July 31, 2002. Of the aggregate amount of $56,500, we have paid $5,200 to Mr. Wilson and the balance of $51,300 remains payable. In addition, our company granted Mr. Wilson an option to purchase 100,000 shares of TSET common stock upon the successful conclusion of TSET's legal proceedings against W. Alan Thompson, Ingrid T. Fuhriman, Robert L. Fuhriman II and Weihao Long. The option is for three years and fully vests and becomes exercisable immediately upon the grant thereof. The exercise price of the option will be the closing price of TSET's common stock on the option's date of grant. Out-of-pocket expenses incurred by Mr. Wilson in connection with provision of his services under the Consulting Agreement will also be reimbursed by us. The Consulting Agreement was negotiated at arm's length. We believe that the compensation and other provisions of the Consulting Agreement are fair, reasonable, customary, and favorable to us. Mr. Wilson's Consulting Agreement is currently in effect.

      Pursuant to Daniel R. Dwight's Employment Agreement, effective November 15, 2001, our company and Mr. Dwight agreed that the Consulting Agreement, dated January 1, 2001, between our company and Mr. Dwight and the Finders Agreement, dated August 11, 2000, between our company and Mr. Dwight were terminated effective November 15, 2001. We acknowledged and agreed that pursuant to the terms of the Consulting Agreement, we owe Mr. Dwight past-due amounts equal to $250,582. We agreed that this past-due amount will accrue interest at 1% per month until paid in full. Payments from our company to Mr. Dwight shall be allocated first to out-of-pocket expenses, second to salary, and third to repayment of the past-due amount. In addition, we acknowledged and agreed that, pursuant to the Consulting Agreement and the Finders Agreement, Mr. Dwight has earned 271,700 options that are fully vested and exercisable under the terms and conditions of the Consulting Agreement, the Finders Agreement and a Letter Agreement, dated April 12, 2001 between our company and Mr. Dwight.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)(2) FINANCIAL STATEMENTS. See index to consolidated financial statements and supporting schedules.

      (a)(3) EXHIBITS.

EXHIBIT
NO.       DESCRIPTION                                 LOCATION
--------- ----------------------------------          -----------------------------------
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

   10.4   Agreement, dated February 5, 2000, by       Incorporated by reference to and
          between DiAural,  LLC and EdgeAudio,        Exhibit 10.4 to the Registration
          LLC Statement on Form S-1 filed on
          August 7, 2001

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
          Internacional, S.A. de C.V.

EXHIBIT
NO.       DESCRIPTION                                 LOCATION
--------- ----------------------------------          -----------------------------------
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

   10.20  Amendment to Subcontract, dated             Incorporated by reference to
          December 14, 2000, by and between           Exhibit 10.20 to the
          Bath Iron Works and High Voltage            Registration Statement on Form
          Integrated                                  S-1 filed on August 7, 2001

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
                                                      S-1 filed on August 7, 2001

EXHIBIT
NO.       DESCRIPTION                                 LOCATION
--------- ----------------------------------          -----------------------------------
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
                                                      S-1 filed on August 7, 2001

EXHIBIT
NO.       DESCRIPTION                                 LOCATION
--------- ----------------------------------          -----------------------------------
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

   10.53  Employment Agreement, dated April 1,        Incorporated by reference to
          2002, by and between TSET, Inc. and         Exhibit 10.53 to the
          Daniel R. Dwight                            Registrant's Form 10-Q for the
                                                      quarterly period ended March 31,
                                                      2002 filed on May 15, 2002

   10.54  Stock Option Agreement, dated April 1,      Incorporated by reference to
          2002, by and between TSET, Inc. and         Exhibit 10.54 to the
          Daniel R. Dwight                            Registrant's Form 10-Q for the
                                                      quarterly period ended March 31,
                                                      2002 filed on May 15, 2002

   10.55  Agreement, dated March 1, 2002, by and      Incorporated by reference to
          between TSET, Inc. and The Eagle Rock       Exhibit 10.55 to the
          Group, LLC                                  Registrant's Form 10-Q for the
                                                      quarterly period ended March 31,
                                                      2002 filed on May 15, 2002

   10.56  Agreement, dated November 13, 2001 by       Incorporated by reference to
          and between TSET, Inc. and Fusion           Exhibit 10.56 to the
          Capital Fund II, LLC                        Registrant's Amendment No. 1 to
                                                      Form S-1 filed on August 2, 2002


EXHIBIT
NO.       DESCRIPTION                                 LOCATION
--------- ----------------------------------          -----------------------------------
   10.57  Common Stock Purchase Agreement, dated      Incorporated by reference to
          August 12, 2002 by and between TSET,        Exhibit 10.57 to the
          Inc. and Fusion Capital Fund II, LLC        Registrant's Form S-1 filed on
                                                      August 13, 2002

   10.58  Registration Rights Agreement, dated        Incorporated by reference to
          August 12, 2002 by and between TSET,        Exhibit 10.58 to the
          Inc. and Fusion Capital Fund II, LLC        Registrant's Form S-1 filed on
                                                      August 13, 2002

   10.59  Termination Agreement, dated August 1Z,     Incorporated by reference to
          2002 by and between TSET, Inc. and          Exhibit 10.59 to the
          Fusion Capital Fund II, LLC                 Registrant's Amendment No. 1 to
                                                      Form S-1 filed on September 16,
                                                      2002

   11.1   Statement re:  Computation of Earnings      Not applicable

   12.1   Statement re:  Computation of Ratios        Not applicable

   15.1   Letter re:  Unaudited Interim Financial     Not applicable
          Information

   16.1   Letter re:  Change in Certifying            Not applicable
          Accountant

   21.1   Subsidiaries of the Registrant              Not applicable

   24.1   Power of Attorney                           Not applicable

   27.1   Financial Data Schedule                     Not applicable


(b)   REPORTS ON FORM 8-K.
------------------------------------------------------------------------------

      None.

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

      Date:  September 27, 2002.

                                   TSET, INC.


                                    By: /s/ Daniel R. Dwight
                                       ---------------------------------
                                          Daniel R. Dwight
                                          President, Chief Executive Officer
                                          and Director


                                    By: /s/ Richard A. Papworth
                                       ---------------------------------
                                          Richard A. Papworth
                                          Chief Financial Officer and Director



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                          TITLE                         DATE
---------                          -----                         ----

/s/ Erik W. Black
-----------------------------
Erik W. Black                      Director and Executive     September 27, 2002
                                   Vice-President

/s/ Daniel R. Dwight
-----------------------------
Daniel R. Dwight                   Director                   September 27, 2002

/s/ James P. McDermott
-----------------------------
James P. McDermott                 Director                   September 27, 2002

/s/ Richard A. Papworth
-----------------------------
Richard A. Papworth                Director and Chief         September 27, 2002
                                   Financial Officer
/s/ Charles D. Strang
-----------------------------
Charles D. Strang                  Director                   September 27, 2002

/s/ Richard F. Tusing
-----------------------------
Richard F. Tusing                  Director and Chief         September 27, 2002
                                   Operating Officer

/s/ Jeffrey D. Wilson
-----------------------------
Jeffrey D. Wilson                  Director                   September 27, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TSET, Inc. (the "Company") on Form 10-KSB for the year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



--------------------------------------
Daniel R. Dwight
President and Chief Executive Officer



--------------------------------------
Richard A. Papworth
Chief Financial Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

      The undersigned Chief Executive Officer of TSET, Inc., hereby certifies that:

            1.    he has reviewed the Annual Report;

            2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

            3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

            4.    he and the other certifying officers:

                  a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

                  b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

                  c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

                  d. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

            5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

                  a. all significant  deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

            6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    ----------------------------------------
                                    Daniel R. Dwight
                                    Chief Executive Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

      The undersigned Chief Financial Officer of TSET, Inc., hereby certifies that:

            1.    he has reviewed the report;

            2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

            3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

            4.    he and the other certifying officers:

                  a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

                  b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

                  c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

                  d. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

            5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

                  a. all significant  deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

            6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    ----------------------------------------
                                    Richard A. Papworth
                                    Chief Financial Officer