Form 10QSB
period 2002-09-30
TSET INC
filed 2002-11-15
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                   Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                          COMMISSION FILE NO. 000-30191

                                   TSET, INC.
                                   ----------

             (Exact name of registrant as specified in its charter)

                 NEVADA                                  87-0440410
                 ------                                  ----------
    (State of other jurisdiction of           (I.R.S. Employer Identification
     incorporation or organization)                        Number)

464 Common Street, Suite 301, Belmont, MA                   02478
------------------------------------------                --------
 (Address of principal executive offices)                (Zip Code)


 Registrant's telephone number, including
                area code:                             (617) 993-9965
------------------------------------------              -------------

(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. X Yes  No

As of November 10, 2002, there were 46,891,296 shares outstanding of the issuer's common stock.

                                     PART I


FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The following comprise our condensed (unaudited) consolidated financial statements for the three months ended September 30, 2002.

                                    TSET, INC
                           CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,      JUNE 30,
                                                       2002             2002
                                                   -------------  --------------
 ASSETS

 Current Assets
      Cash                                               $ 24        $ 21,510
      Accounts receivable, net                         26,650             700
      Prepaids                                         66,649         101,029
                                                  --------------  --------------
          TOTAL CURRENT ASSETS                         93,322         123,239
                                                  --------------  --------------

PROPERTY AND EQUIPMENT                                 62,723          62,723
      Less: Accumulated Depreciation                  (38,143)        (33,348)
                                                  --------------  --------------
          NET PROPERTY AND EQUIPMENT                   24,580          29,375
                                                  --------------  --------------
 OTHER ASSETS
      Intangibles                                   2,146,076       2,213,917
                                                  --------------  --------------
          TOTAL OTHER ASSETS                        2,146,076       2,213,917
                                                  --------------  --------------
 TOTAL ASSETS                                     $ 2,263,979     $ 2,366,531
                                                  ==============  ==============


 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
      Accounts payable                            $ 1,324,419       $ 956,684
      Accrued expenses                                403,962         284,761
      Notes payable, current portion                  463,165         535,700
                                                  --------------  --------------
          TOTAL CURRENT LIABILITIES                 2,191,546       1,777,145
                                                  --------------  --------------
 LONG TERM LIABILITIES
      Notes payable                                   210,000         225,466

                                                  --------------  --------------
          TOTAL LONG TERM LIABILITIES                 210,000         225,466
                                                  --------------  --------------

                                                  --------------  --------------
          TOTAL LIABILITIES                         2,401,546       2,002,610
                                                  --------------  --------------

                                                  --------------  --------------
 REDEEMABLE WARRANTS                                  748,500         748,500
                                                  --------------  --------------

 SHAREHOLDERS' EQUITY
      Common stock, authorized 500,000,000
          shares of $.001 par value                    45,141          43,938
      Capital in excess of par value               14,443,929      14,371,113
      Deferred equity compensation                    (26,044)        (41,668)
      Retained earnings (Accumulated deficit)     (15,349,093)    (14,757,963)

                                                  --------------  --------------
          TOTAL SHAREHOLDERS' EQUITY                 (886,067)       (384,579)
                                                  --------------  --------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 2,263,979     $ 2,366,531
                                                  ==============  ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                   TSET, INC
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE QUARTER ENDED SEPTEMBER 30,
                                                    ----------------------------------------------------------
                                                            2002                2001              2000
                                                    -------------------   ----------------  ------------------

 Sales                                              $      108,617         $     25,014      $        -

 Cost of sales                                              92,125               10,014               -
                                                    ---------------        --------------    ------------------
 Gross Profit                                               16,492               15,000               -
                                                    ---------------        --------------    ------------------

 Selling, General and Administrative expenses
      Compensation and benefits                            134,790              176,218         289,132             23%
      Research and development                              30,274               90,191          52,567              5%
      Professional services                                284,076              644,817          19,498             50%
      Depreciation and amortization                         72,636               71,674          79,121             13%
      Facilities                                            19,205               25,665           7,535
      Other selling general & administrative
       expenses                                             32,871               41,047          85,273              6%

                                                    ---------------        --------------    ------------------
 Total Selling, General and Administrative
   expenses                                                573,850            1,049,612         533,126
                                                    ---------------        --------------    ------------------

 Net Operating Income (Loss)                              (557,358)          (1,034,612)       (533,126)

 Other Income / (expense)                                      -                    269

 Interest Expense                                          (33,773)             (18,292)            -
                                                    ---------------        --------------    ------------------
 Net Income (Loss) Before Taxes                           (591,130)          (1,052,634)       (533,126)
                                                    ---------------        --------------    ------------------
 Provision for Taxes                                           -                    -               -
                                                    ---------------        --------------    ------------------

 Net Income (Loss) from continuing operations             (591,130)          (1,052,634)       (533,126)
 Income (Loss) from discontinued operations,
  net of income tax of $0                                      -                    -          (360,356)
                                                    ---------------        --------------    ------------------
 Net Income (Loss)                                  $     (591,130)        $ (1,052,634)     $ (893,482)
                                                    ===============        ==============    ==================

 Basic Earnings (Loss) Per Share

      Income (loss) from continuing operations               (0.01)               (0.03)          (0.02)
      Loss from discontinued operations                        -                    -             (0.01)
                                                    ---------------        --------------    ------------------
      Net Income (loss)                             $        (0.01)        $      (0.03)     $    (0.03)
                                                    ===============        ==============    ==================

 Diluted Earnings (Loss) Per Share

      Income (loss) from continuing operations               (0.01)               (0.03)           (0.02)
      Loss from discontinued operations                        -                    -              (0.01)
                                                    ---------------        --------------     ------------------
      Net Income (loss)                             $        (0.01)        $      (0.03)      $    (0.03)
                                                    ===============        ==============     ==================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                             TSET, INC
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE QUARTER ENDED SEPTEMBER 30,
                                                         ------------------------------------------------
                                                              2002              2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES                     ------------------------------------------------
     NET LOSS FROM CONTINUING OPERATIONS                  $ (591,130)     $ (1,052,634)       $ (533,126)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
        (USED IN) PROVIDED BY OPERATIONS
        Depreciation and amortization                         72,636            71,674            79,121
        Common stock issued for compensation/services          5,674           274,513             6,560

     CHANGE IN
        Inventory Assets                                           -                 -           (40,000)
        Accounts receivable                                  (25,950)                -             4,648
        Prepaid expenses and other assets                     34,380           (97,427)          (26,750)
        Accounts Payable                                     268,703           462,312            41,642
        Accrued Expenses and other liabilities               119,201           (34,538)           15,776
                                                          -----------------------------------------------

            NET CASH (USED IN) PROVIDED BY CONTINUING
             OPERATIONS                                     (116,486)         (376,100)         (452,129)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment                        -                 -            (9,526)
        Investment in patent protection                            -           (36,740)                -
        Investment in discontinued operations                      -            82,545           (79,999)

            NET CASH (USED IN) PROVIDED BY INVESTING      -----------------------------------------------
             ACTIVITIES                                            -            45,805           (89,525)
                                                          -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Issuance of common stock                             183,000            80,000         1,021,000
        Proceeds from short-term borrowings                                    315,321                 -
        Repayments of short-term borrowings                  (88,001)                -                 -

            NET CASH (USED IN) PROVIDED BY FINANCING      -----------------------------------------------
             ACTIVITIES                                       94,999           395,321         1,021,000
                                                          -----------------------------------------------

NET (DECREASE) INCREASE IN CASH                              (21,486)           65,026           479,346

CASH

     BEGINNING OF PERIOD                                      21,510            32,619           102,949
                                                          -----------------------------------------------
     END OF PERIOD                                        $       24      $     97,645        $  582,295
                                                          ===============================================

Supplemental schedule of non-cash investing and
     financing activities:
     Debt satisfied with stock                            $        -      $          -        $  419,143
                                                          ===============================================


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

                                                              TSET, INC
                                            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                       COMMON STOCK
                                                 ------------------------
                                                                                                                           TOTAL
                                                                                             RETAINED                      SHARE-
                                                                             CAPITAL IN       EARNINGS     DEFERRED        HOLDERS'
                                                                            EXCESS OF PAR  (ACCUMULATED     EQUITY         EQUITY
                                                     SHARES       AMOUNT        VALUE         DEFICIT)    COMPENSATION    (DEFICIT)
                                                -----------------------------------------------------------------------------------
BALANCE at June 30, 2002                         43,937,907    $ 43,938   $ 14,371,113    $ (14,757,963)   $ (41,668)    $ (384,580)

  Shares issued in July 2002 for cash               150,000         150         26,100                                       26,250

  Shares issued in August 2002 for cash             790,248         790        116,928                                      117,718

  Shares issued in September 2002 for cash          263,141         263         38,769                                       39,032

  Stock options granted at Sept 30, 2002 for
   consulting services                                                           5,674                                        5,674

  Costs associated with equity financing                                      (114,655)                                    (114,655

  Amortization of deferred equity compensation                                                                 15,624        15,624

  Net loss for the year ended June 30, 2002                                                    (591,130)                   (591,130)

                                                -----------------------------------------------------------------------------------
BALANCE at September 30, 2002                    45,141,296    $ 45,141   $ 14,443,929    $ (15,349,093)   $ (617,174)   $ (886,067
                                                ===================================================================================

                              The accompanying notes are an integral part of this financial statement.

                           TSET, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ACCOUNTING MATTERS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2003.

These financial statements are those of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Aperion Audio, Inc. is disclosed as discontinued operations in these financial statements.

The accompanying financial statements should be read in conjunction with the TSET, Inc. Form 10-KSB for the fiscal year ended June 30, 2002 filed on September 28, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS. On July 20, 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement makes significant changes to the accounting for business combinations, goodwill, and intangible assets.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for the retirement of tangible long-lived assets and the associated asset retirement costs. The Company believes the adoption of SFAS 143 will have no significant impact on its financial statements. This statement is effective for financial statements issued in fiscal years beginning after June 15, 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company believes the adoption of SFAS 144 will have no significant impact on its financial statements. This statement is effective for financial statements issued in fiscal years beginning after June 15, 2002.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements 4, 44, 64, Amendment of FASB Statement 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, and an amendment of that Statement, FASB Statement No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS. This Statement also rescinds FASB Statement No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS. This Statement amends FASB Statement No. 13, ACCOUNTING FOR LEASES, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company believes the adoption of SFAS 145 will have no significant impact on its financial statements. This statement is effective for financial statements issued on or after May 15, 2002.

In August 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit, or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company believes the adoption of SFAS 145 will have no significant impact on its financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002.

NOTE 2 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at September 30, 2002 and June 30, 2002 are as follows:

                                           SEPTEMBER 30,
                                               2002
                                           (UNAUDITED)    JUNE 30, 2002
                                         _______________  ______________
        Benefit from carryforward of
          capital and net operating
          losses                            $2,872,231     $2,685,915
        Other temporary differences            220,332        220,332
        Less:
          Valuation allowance               (3,052,963)    (2,906,247)
                                         ---------------  --------------
        Net deferred tax asset
                                            $         -    $         -
                                         ===============  ==============

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

                                SEPTEMBER 30, 2002
                                   (UNAUDITED)              JUNE 30, 2002
                             ------------------------ -------------------------
                                              % OF                      % OF
                                             PRE-TAX                   PRE-TAX
                                AMOUNT        LOSS        AMOUNT         LOSS
                             ------------  ---------- -------------  ----------
Benefit for income tax
 at federal statutory rate  $   200,984       34.0%   $   946,620       34.0%
Benefit for income tax at
 state statutory rate            11,782        2.0%        55,494        2.0%
Non-deductible expenses         (26,445)      (4.5)%     (111,274)      (4.0)%
Acquired NOL and other                -        0.0%       248,489        8.9%
Increase in valuation
 allowance                     (186,316)     (31.5)%   (1,139,325)     (40.9)%
                             ------------  ---------- -------------  ----------
                            $         -         0.0%    $       -         0.0%
                             ============  ========== =============  ==========

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

The Company has filed all of its federal and state income tax returns for all years through June 30, 2001. The Company is current on all income tax filings. At September 30, 2002, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $6.4 million of unused Federal net operating losses, $1.0 million of capital losses and $3.3 million of unused State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2022 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 3 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Kronos segment licenses, manufactures and distributes air movement and purification devices utilizing the KronosTM technology. All other segments have been disposed of or discontinued. In the three months ended September 30, 2002, the Company operated only in the U.S.

NOTE 4 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 44,526,735, 34,224,405, and 25,950,780for the periods ended September 30,
2002, 2001,and 2000, respectively.

As of September 30, 2002, there were outstanding options to purchase 7,641,975 shares of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of September 30, 2001, there were outstanding options to purchase 1,557,075 shares of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 5 - DISCONTINUED OPERATIONS

As of September 30, 2002, the Company had no discontinued operations. In early January 2001, management committed to a formal plan of action to sell or otherwise dispose of Atomic Soccer. Agreement was reached with a buyer group, that included current and former Atomic Soccer management, to sell them the outstanding shares of common stock of Atomic Soccer. The transaction was effective on April 11, 2001. On September 14, 2001 the board approved a formal plan of action to sell or otherwise dispose of Aperion Audio (formerly EdgeAudio). The Company accrued $150,000 for anticipated operating losses during the phase-out period. At June 30, 2001, the Company recognized an impairment loss on the intangible asset related to its acquisition of Aperion Audio of $2,294,000. The sale of TSET-owned shares of Aperion Audio common stock was completed on June 7, 2002, pursuant to a Settlement Agreement and Mutual Release. At June 30, 2001, the Company wrote down to $0 the intangible asset associated with its investment in Aperion Audio creating a negative book value for this investment of approximately $800,000. The sale will resulted in a gain of approximately $682,000. For tax purposes, there was no write down in the Aperion Audio intangible asset, therefore, there will be no tax effect on this gain. As a result, both Atomic Soccer and Aperion are included in the financial statements as discontinued operations.

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

                   OPERATING RESULTS OF DISCONTINUED OPERATIONS:

                                  OPERATING RESULTS OF DISCONTINUED OPERATIONS:
                                 -----------------------------------------------
                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 -----------------------------------------------
                                     2001                     2000
                                 -----------------------------------------------
                                   APERION                  APERION
                                    AUDIO       ATOMIC       AUDIO       TOTAL
                                 ----------- ------------ ----------- ----------

Sales                             $175,265    $ 365,848     $ 22,990    $388,838
Cost of sales                     (63,509)    (230,117)     (11,810)   (241,927)
Depreciation and amortization      (3,309)     (71,798)     (64,934)   (136,732)
General and administrative       (208,331)    (150,895)    (233,483)   (384,378)
                                 ----------- ------------ ----------- ----------
Operating income (loss)           (99,883)     (86,962)    (287,237)   (374,199)

Other income                         5,090            -            -           -
Interest expense                   (7,744)     (28,526)      (2,615)    (31,141)
Provision for future operating
losses                              82,030            -            -           -
Minority interest                   20,507            -       44,984      44,984
                                 ----------- ------------ ----------- ----------
Income (Loss) pre-tax                    0    (115,488)    (244,868)   (360,356)

Income taxes (benefits)                  -            -            -           -
                                 ----------- ------------ ----------- ----------
Loss from discontinued
 operations                             $0   $(115,488)   $(244,868) $ (360,356)
                                 =========== ============ =========== ==========

NOTE 6 - NOTES PAYABLE

The Company had the following obligations at September 30 and June 30, 2000:

                                            September 30, 2002     June 30, 2002
                                            ------------------     -------------
 (1) Obligations to Fusion Capital          $           49,999     $     123,000
 (2) Obligation to Aperion Audio                       185,466           200,466
 (3) Obligation to Jeff Wilson                         360,000           360,000
 (4) Eagle Rock                                         70,000            70,000
     Obligations to stockholders                         7,700             7,700
                                            ------------------     -------------
      Total Notes Payable                              673,165           761,166
 Current portions:
     Obligations to Fusion Capital                      49,999           123,000
      Obligation to Aperion Audio                      185,466           205,000
      Obligation to Jeff Wilson                        150,000           130,000
      Eagle Rock                                        70,000            70,000
      Obligations to stockholders                        7,700             7,700
                                            ------------------     -------------
      Total current portion                            463,165           535,700
                                            ------------------     -------------
 Total long term obligations net of
      current portion                                  210,000           225,466
                                            ==================     =============

(1) This is a non-interest bearing demand obligation and is only outstanding until Fusion Capital purchases enough common stock from the Company to eliminate the advance position.

(2)   This is a non-interest bearing note with monthly payments of $15,000.

(3) This note is to a director of the Company and bears interest at 4.59%. The note calls for quarterly payments of $20,000 until the principal and interest are paid in full.

(4) This note bears interest at a rate of 12%. The payment terms are interest only with the principal due on March 1, 2003.

NOTE 7 - CONSULTING AGREEMENTS

In July 2001, the Company signed a six-month agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group will work with the Kronos Air Technologies team to fully develop and capitalize the Kronos(TM) technology.

Pursuant to the agreement that the Company entered into with The Eagle Rock Group, the Company issued to The Eagle Rock Group a ten-year warrant granting them the right to purchase 1,400,000 shares of the Company's common stock at an exercise price of $0.68 per share. The warrants were immediately vested and non-forfeitable. The warrant was valued at $686,000 using the Black-Scholes option valuation model and was initially recorded as deferred equity compensation and amortized into current period professional services expense at a rate of $137,200 per month over the term of the agreement. Amortization for the year ended June 30, 2002 was $686,000. The shares underlying the warrant have subscription rights in the event that the Company issues any rights to all of its stockholders to subscribe for shares of the Company's common stock. In addition, the warrant contains redemption rights in the event that the Company enters into a transaction that results in a change of control of the Company.

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

NOTE 8 - SUBSEQUENT EVENTS

In October 2002, the Company received a Notice of Allowance from the United States Patent and Trademark Office indicating that its application entitled Electrostatic Fluid Accelerator has been examined and allowed for issuance as a U.S. patent. It is expected that the patent will issue in due course, providing protection for key aspects of Kronos' technology until late in 2019. A number of corresponding applications have been filed and are pending outside of the United States. Kronos' Chief Technology Officer, Dr. Igor Krichtafovitch, is the lead inventor of this proprietary technology.

In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a multiyear, multi-million-dollar Licensing Agreement to bring Kronos(TM) proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on patented KronosTM technology.

The initial term of the agreement is three and one half years with the option to extend the agreement for six additional years. Kronos will be compensated through an initial royalty payment and ongoing quarterly royalty payments based on a percentage of sales. HoMedics will pay minimum royalty payments of at least $2 million during the initial term and on-going royalty payments to extend the agreement. Kronos will retain full rights to all of its intellectual property.

In November 2002, Kronos Air Technologies, Inc. and the United States Navy executed a Small Business Innovation Research Phase II contract to develop and demonstrate an advanced distributive air management system based on the patented Kronos(TM) technology. The 24-month contract is worth $585,000 with an option for an additional $144,000 in funding.

This Phase II contract is an extension of the Phase I and Phase I Option work that began last year and represents further validation of the Kronos(TM) technology by the U.S. Department of Defense. The work and funding on Phase II will begin immediately. During Phase II, Kronos shall develop and demonstrate a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U.S. Navy unique environment. The "cell" will be designed to be easily adjustable to a variety of applications, such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships.

NOTE 9 - REALIZATION OF ASSETS

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

Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

            1. In May 2001, Kronos Air Technologies was awarded a Small Business Innovation Research contract. This contract is sponsored by the United States Navy and is potentially worth up to $816,000 in product development and testing support for Kronos Air Technologies. The first phase of the contract was worth up to $87,000 in funding for manufacturing and testing a prototype device for air movement and ventilation onboard naval vessels. In April 2002, the U.S. Navy and Kronos mutually agreed to exercise the option on the first phase of the U.S. Navy SBIR contract. The option was to provide incremental funding to Kronos to further test and evaluate Kronos(TM)devices built during the initial SBIR funding. Testing included demonstrating the ability of these U.S. Navy Kronos(TM)devices to capture and destroy biological hazards and to effectively manage electrical magnetic interference. In November 2002, Kronos Air Technologies, Inc. and the United States Navy executed a Small Business Innovation Research Phase II contract to develop and demonstrate an advanced distributive air management system based on the patented Kronos(TM) technology. The 24-month contract is worth $585,000 with an option for an additional $144,000 in funding.

            2. In December 2001, Kronos Air Technologies was awarded an SBIR contract sponsored by the U.S. Army. This contract is potentially worth up to $850,000 in product development and testing support for Kronos Air Technologies. Phase One of the contract is worth up to $120,000 in funding to investigate and analyze the feasibility of the Kronos(TM)technology to reduce humidity in heating, ventilation and air conditioning
                  (HVAC) systems. Dehumidification is essential to making HVAC systems more energy efficient. Phase Two of the contract is worth up to $730,000 in additional funding for product development and testing. We are currently under contract for and working on phase One. In August 2002, the U.S. Army requested the company resubmit a detailed Phase Two proposal for review in 2003.

            3. On July 2, 2001, we signed a six month agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group will work with the Kronos Air Technologies team to fully develop and capitalize on the Kronos(TM)technology. We believe that The Eagle Rock Group can assist us in unlocking the potential value of the Kronos(TM)technology. The Eagle Rock Group's multi-disciplined approach, which uses seasoned business executives and leverages relationships and networks, can accelerate the Kronos(TM)opportunity versus the timing and development if we were to continue on a go-it-alone strategy or if we were to work and coordinate with the myriad of groups necessary to duplicate The Eagle Rock Group team. Specifically, The Eagle Rock Group is working to augment and enhance our efforts in the following areas (i) capital raising and allocation,
                  (ii) strategic  partner  introduction  and evaluation,
                  (iii) distribution channel development, (iv) product focus and brand development, (v) human resource placement, and (vi) capital market introduction and awareness. Pursuant to the agreement that we entered into with The Eagle Rock Group, we issued to The Eagle Rock Group a ten-year warrant granting them the right to purchase 1,400,000 shares of our common stock at an exercise price of $0.68 per share. The shares underlying the warrant have piggy-back and demand registration rights, as well as subscription rights in the event that we issue any rights to all of our stockholders to subscribe for shares of our common stock. In addition, the warrant contains redemption rights in the event that we enter into a transaction that results in a change of control of our company.

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

            6. In July 2002, Kronos Air Technologies executed a Memorandum of Understanding with Access Business Group International L.L.C. for the production of a limited number of Kronos(TM)devices and for the potential licensing of Kronos(TM) based air movement and treatment technologies. Access Business Group is the product development, manufacturing and logistics subsidiary of Alticor Inc. and an affiliate of the Amway Corporation and Quixtar Inc. Under the proposed arrangement, Kronos will retain full rights to all of our intellectual property, as well as manufacturing of our proprietary power-supply. The final agreement is subject to negotiations between the parties.

            7. During our year ended June 30, 2002, we sold 5,059,752 shares of our common stock to Fusion Capital for $1,194,608 under the terms of a Common Stock Purchase Agreement dated June 19, 2001. On August 12, 2002, we entered into a new Common Stock Purchase Agreement with Fusion.

            8. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a multiyear, multi-million-dollar Licensing Agreement to bring Kronos(TM) proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on patented Kronos(TM) technology. The initial term of the agreement is three and one half years with the option to extend the agreement for six additional years. Kronos will be compensated through an initial royalty payment and ongoing quarterly royalty payments based on a percentage of sales. HoMedics will pay minimum royalty payments of at least $2 million during the initial term and on-going royalty payments to extend the agreement. Kronos will retain full rights to all of its intellectual property.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      LITIGATION. On June 6, 2002, Dutchess Advisors Ltd. initiated legal proceedings in Middlesex County, Massachusetts, against TSET. The complaint alleges, among other things, breach of contract, QUANTUM MERUIT, unjust enrichment and conversion with respect to a letter agreement, dated June 19, 2001, between TSET and Dutchess Advisors Ltd., and seeks, among other things, a judgment in the amount of $75,000, exclusive of pre-judgment interest, costs and attorneys' costs. TSET contested the allegations made by Dutchess by serving a motion to dismiss all claims. Dutchess subsequently filed an amended complaint with the court on August 16, 2002. Dutchess seeks to recover up to three times its actual damages as well as its costs and attorneys' fees. TSET filed a motion to dismiss all counts in the amended complaint. TSET believes that it has meritorious defenses and intends to vigorously defend this matter.

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

GENERAL

      TSET, Inc., through its wholly subsidiary, Kronos Air Technologies, Inc., is focused on the development and commercialization of an air movement and purification technology known as Kronos(TM) that is more fully described below. The Kronos(TM) technology operates through the application of high-voltage management across paired electrical grids that creates an ion exchange which moves air and gases at high velocities while removing odors, smoke, and particulates, as well as killing pathogens, including bacteria. We believe the technology is cost-effective and is more energy-efficient than current alternative fan and filter technologies. The Kronos(TM) technology has been patented by the United States Patent and Trademark Office. The Kronos(TM) technology has been patented by the United States Patent and Trademark Office. Additional U.S. and international patents are pending.

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

      On January 18, 2002, we began trading shares of our common stock under a new ticker symbol (KNOS). At the same time, we announced that our company will be doing business under the name of Kronos Advanced Technologies. We have asked our shareholders to vote for the approval of an amendment to our articles of incorporation for a name change of our company to Kronos Advanced Technologies, Inc. At our annual meeting on November 20, 2002.

      PATENT AND INTELLECTUAL PROPERTY. In October 2002, Kronos received a Notice of Allowance from the United States Patent and Trademark Office indicating that its application entitled Electrostatic Fluid Accelerator has been examined and allowed for issuance as a U.S. patent. It is expected that the patent will issue in due course, providing protection for key aspects of Kronos' technology until late in 2019. A number of corresponding applications have been filed and are pending outside of the United States. Kronos' Chief Technology Officer, Dr. Igor Krichtafovitch, is the lead inventor of this proprietary technology.

      This allowance is for the first of a series of patent applications now pending with the U.S. Patent and Trademark Office addressing various aspects of the Kronos' platform. In addition to the Electrostatic Fluid Accelerator patent application, three additional patent applications have been filed for, among other things, the control and management of Electrostatic Fluid Acceleration. These additional patent applications are awaiting examination by the Patent Office. Each of these patent applications is directed towards Kronos' innovative technology used to move, control and filter air electronically, without the use of fans or moving parts.

      Kronos(TM) device can be either used as a standalone product or can be embedded. Standalone products are self-contained; the user would simply need to plug the Kronos device into a wall outlet to obtain air filtration for their home, office or hotel room. Embedded applications of the Kronos technology require the technology be added into another device or become part of a larger system such as a piece of medical equipment to replace the cooling fan or building ventilation system for more efficient air movement and filtration.

      STANDALONE PLATFORM.

      HOMEDICS  CONTRACT.  In October 2002, Kronos Air  Technologies,  Inc., and
HoMedics USA, Inc. executed a multiyear, multi-million-dollar Licensing Agreement to bring the Kronos(TM) proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on patented Kronos(TM) technology.

      The initial term of the agreement is three and one half years with the option to extend the agreement for six additional years. Kronos will be compensated through an initial royalty payment and ongoing quarterly royalty payments based on a percentage of sales. HoMedics will pay minimum royalty payments of at least $2 million during the initial term and on-going royalty payments to extend the agreement. Kronos will retain full rights to all of its intellectual property.

      HoMedics commitment includes a multi-million-dollar marketing and advertising campaign to promote the Kronos(TM)-based product line. The products will be manufactured and distributed by HoMedics. HoMedics currently distributes their products through major domestic retailers, including Wal-Mart, Home Depot, Sears, Bed Bath & Beyond, and Linens 'N Things. Kronos will manufacture and provide HoMedics with Kronos' proprietary electronics.

      EMBEDDED PLATFORM

      U.S. NAVY SBIR CONTRACTS. The U.S. Department of Defense and Department of Energy have provided Kronos Air Technologies with various grants and contracts to develop, test and evaluate the Kronos(TM) technology for embedded applications. Since May 2001, the total potential value of Small Business Innovation Research (SBIR) contracts awarded to Kronos Air Technologies has been $1.7 million. In May 2001, Kronos Air Technologies was awarded its first SBIR contract sponsored by the U.S. Navy. That contract is potentially worth $816,000 in product development and testing support. The first phase of the contract was worth up to $87,000 in funding for manufacturing and testing prototype devices for air movement and ventilation onboard naval vessels. The second phase of the contract is worth up to $729,000 in additional funding.

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

      In November 2002, Kronos Air Technologies, Inc. and the United States Navy executed a Small Business Innovation Research Phase II contract to develop and demonstrate an advanced distributive air management system based on the patented Kronos(TM) technology. The 24-month contract is worth $585,000 with an option for an additional $144,000 in funding.

      This Phase II contract is an extension of the Phase I and Phase I Option work that began last year and represents further validation of the Kronos(TM) technology by the U.S. Department of Defense. The work and funding on Phase II will begin immediately. During Phase II, Kronos shall develop and demonstrate a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U.S. Navy unique environment. The "cell" will be designed to be easily adjustable to a variety of applications such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships.

      As part of its air management system, Kronos will develop and test an air filtration mechanism capable of performing to HEPA quality standards. Kronos(TM) devices will replace all current HEPA filters with a permanent, easily cleaned, low-cost solution. The U.S. Navy unique environment includes shock exposure, vibration, Electromagnetic Interference/Compatibility (EMI/EMC), and salt spray. Kronos(TM) devices will be tested and built to meet specific Navy standards. Testing shall include assessments for system performance, including control techniques, noise levels, acquisition and lifecycle costs.

      During the option portion of the contract, Kronos((TM)) technology's ability to kill bacteria and other pathogens will be confirmed and expanded to a wide range of pathogens for space disinfection and bio-terrorist attacks. A unique ability of the Kronos((TM)) technology is to kill all or almost all airborne pathogens regardless of their nature, genetic structure, robustness, or method of delivery.

      U.S. ARMY SBIR CONTRACT. In December 2001, Kronos Air Technologies was awarded an SBIR contract sponsored by the U.S. Army. This contract is potentially worth up to $850,000 in product development and testing support for Kronos Air Technologies. Phase One of the contract is worth up to $120,000 in funding to investigate and analyze the feasibility of the Kronos(TM) technology to reduce humidity in heating, ventilation and air conditioning (HVAC) systems. Dehumidification is essential to making HVAC systems more energy efficient.
Phase Two of the contract is worth up to $730,000 in additional funding for product development and testing. In August 2002, the U.S. Army requested the Company resubmit a detailed Phase Two proposal for review in 2003.

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

RESULTS OF OPERATIONS

      The Company's net loss from continuing operations for the three months ended September 30, 2002 was $0.6 million, compared with a net loss of $1.1 million for the corresponding period for the prior year. The decrease in the net loss was primarily the result of a reduction in professional fees and consulting services and a reduction in compensation expense.

      REVENUE. Revenues are generated through sales of Kronos(TM) devices at Kronos Air Technologies, Inc. Revenue for the three months ended September 30, 2002 was $109,000. Revenue of $25,000 was recorded during the corresponding period of the prior year. These revenues were primarily from our U.S. Navy and U.S. Army Small Business Innovative Research contracts and from our contract with Access Business Group.

      COST OF SALES. Cost of sales for the three months ended September 30, 2002 was $92,000, compared to $10,000 for the corresponding period in the prior year. Cost of sales is primarily research and development costs associated with our U.S. Navy and U.S. Army Small Business Innovative Research contracts and from our contract with Access Business Group.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative expenses for the three months ended September 30, 2002 was $0.6 million, compared to $1.0 million for the corresponding period in the prior year. The decrease is attributable to a reduction in professional fees and consulting services of $360,000 and a reduction in compensation expenses of $40,000.

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2002

      Our total assets at September 30, 2002 were $2.3 million, compared with $2.4 million at June 30, 2002. Total assets at September 30, 2002 were comprised primarily of $2.1 million of patents/intellectual property. Total assets at June 30, 2002 were comprised primarily of $2.2 million of patents/intellectual property. Total current assets at September 30, 2002 and June 30, 2002 were $93,000 and $123,000, respectively, while total current liabilities for those same periods were $2.2 million and $1.8 million, respectively, creating a working capital deficit of $2.1 million and $1.7 million at each respective period end. This working capital deficit is primarily due to accrued expenses for compensation, management consulting and other professional services. Shareholders' equity as of September 30, 2002 and June 30, 2002 were $(0.9) million and $(0.4) million, respectively, representing a decrease of $0.5 million. The decrease in shareholders' equity is primarily the result of incurring a $0.6 million loss from continuing operations for the three months ended September 30, 2002, partially offset through the sale and issuance of $.02 million of common stock.

LIQUIDITY AND CAPITAL RESOURCES

      Historically we have relied principally on the sale of common stock to finance our operations. We have recently signed a multi-million dollar, multi-year licensing agreement with HoMedics as well as a Small Business Innovative Research Phase II contract with the U.S. Navy. Going forward, in addition to continued sales of common stock, we plan to rely on the proceeds from Small Business Innovation Research (SBIR) contracts with the U.S. Navy and Army, as well as other government contracts and grants, and cash flow generated from the sale of Kronos(TM) devices and the execution of licensing agreements and other contracts with commercial customers. We have also entered into a common stock purchase agreement with Fusion Capital under which we have the right, subject to certain conditions, to draw down approximately $10,000 per day from the sale of common stock to Fusion Capital.

      Net cash flow used on operating activities was $0.1 million for the current year three months. We were able to satisfy our cash requirements for this period through the issuance and sale of our common stock as well as from revenue on our U.S Army and Navy SBIR contracts and our contract with Access Business Group.

      In May 2002, we completed a private placement of our common stock pursuant to which we sold 2,559,412 shares of our common stock at $0.17 per share to eight accredited investors for consideration of $435,100 in cash and 841,459 shares of our common stock at $0.17 per share to five members of our management team for consideration of commitments to convert $143,048 of debt.

      In July 2002, we entered into a Memorandum of understanding with Access Business Group under the terms of which we were to provide them with three working prototype Kronos((TM)) devices for testing and evaluation for $45,000.

      On August 12, 2002, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to the common stock purchase agreement, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. The $6.0 million of our common stock is to be purchased over a 30-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price of the shares of common stock will be equal to the lesser of (i) the lowest price of our common stock on the purchase date; or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive trading days prior to the date of a purchase by Fusion Capital. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital.

      In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a multiyear, multi-million-dollar Licensing Agreement to bring Kronos(TM) proprietary technology to the consumer. The initial term of the agreement is three and one half years with the option to extend the agreement for six additional years. Kronos has been compensated through an initial royalty payment and will receive ongoing quarterly royalty payments based on a percentage of sales. HoMedics will pay minimum royalty payments of at least $2 million during the initial term and on-going royalty payments to extend the agreement. Kronos and HoMedics have agreed to execute a Development Agreement to provide additional funding to Kronos for the development of unique Kronos-based products that will be marketed and distributed by HoMedics. HoMedics has made a multi-million dollar commitment to the marketing and advertising of their Kronos product line over the initial 42 months of the agreement.

      In November 2002, Kronos Air Technologies, Inc. and the United States Navy executed a Small Business Innovation Research Phase II contract to develop and demonstrate an advanced distributive air management system based on the patented Kronos(TM) technology. The 24-month contract is worth $585,000 with an option for an additional $144,000 in funding. Funding on Phase II will begin in December 2002.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

      We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net operating loss of $0.6 million for the three months ended September 30, 2002. We have incurred net losses from continuing operations of $3.5 million and $3.6 million for the fiscal years ended June 30, 2002 and 2001. We have incurred annual operating losses of $2.8 million, $9.9 million and $2.0 million, respectively, during the past three fiscal years of operation. As a result, at September 30, 2002 and June 30, 2002, we had an accumulated deficit of $15.3 million and $14.8 million, respectively. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos(TM) technology. No assurances can be given when this will occur or that we will ever be profitable.

WE HAVE BEEN SUBJECT TO A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended June 30, 2002 and June 30, 2001 relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS

      At September 30, 2002, we had a working capital deficit of $2.1 million. At June 30, 2002, we had a working capital deficit of $1.7 million. The independent auditor's report for the years ended June 30, 2002 and June 30, 2001, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the years ended 2002, 2001 and 2000, we had an operating cash flow deficit of $1.5 million, $1.6 million and $0.3 million, respectively. We do not currently have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need additional funds to continue these operations and pay certain existing obligations.

      Subject to the condition that Fusion Capital is not obligated and will not be permitted to purchase shares of our common stock if the per-share price of our common stock is below the floor price of $0.10, we have the right to receive $10,000 per trading day under the common stock purchase agreement unless our stock price equals or exceeds $3.00, in which case the daily amount may be increased at our option. The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital form other sources, such as through the sale of our Kronos((TM)) air movement and purification systems. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive and if we are unable to commercialize and sell the products or technologies of our subsidiaries, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the common stock purchase agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations. Additional financing could be prohibitively expensive due to the recent economic downturn in the U.S. economy and the possibility of reduced investor confidence generally in the financial markets and in emerging growth and technology companies. In addition, additional financing could be prohibitively expensive because (i) we have limited assets that have value to pledge as collateral; (ii) we have negative cash flows with an accumulated deficit; and (iii) and we currently have no definitive contractual revenue stream from any customers.

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

COMPETITION IN THE MARKET FOR AIR MOVEMENT AND PURIFICATION DEVICES MAY RESULT IN THE FAILURE OF THE KRONOS(TM) PRODUCTS TO ACHIEVE MARKET ACCEPTANCE

      Kronos Air Technologies presently faces competition from other companies that are developing or that currently sell air movement and purification devices. Many of these competitors have substantially greater financial, research and development, manufacturing, and sales and marketing resources than we do. Many of the products sold by Kronos Air Technologies' competitors already have brand recognition and established positions in the markets that we have targeted for penetration. In the event that the Kronos(TM) products do not favorably compete with the products sold by our competitors, we would be forced to curtail our business operations.

OUR FAILURE TO OBTAIN INTELLECTUAL PROPERTY AND ENFORCE PROTECTION WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

      Our success depends in part on our ability to obtain and defend our intellectual property, including patent protection for our products and processes, preserve our trade secrets, defend and enforce our rights against infringement and operate without infringing the proprietary rights of third parties, both in the United States and in other countries.

      We presently have one patent that we have received a notice of allowance. We have three additional U.S. and four foreign patent applications pending. The validity and breadth of our intellectual property claims in ion wind generation and electrostatic fluid acceleration and control technology involve complex legal and factual questions and, therefore, may be highly uncertain. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.

POSSIBLE FUTURE IMPAIRMENT OF INTANGIBLE ASSETS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION

      Our net intangible assets of approximately $2.1 million and $2.2 million as of September 30 and June 30, 2002 relate only to the acquisition of Kronos Air Technologies, Inc. and consists principally of purchased patent technology and marketing intangibles. They comprise 95% and 94% of our total assets as of September 30 and June 30, 2002, respectively. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our tangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the inventor of the

Kronos(TM) technology, or the ability to create a customer base for the sale or licensing of the Kronos(TM) technology.

      Although no events have occurred that would indicate that an impairment may exist with respect to these intangible assets, should an impairment occur, we would be required to recognize it in our financial statements. Since the intangible assets comprise 95% and 94% of out total assets as of September 30 and June 30, 2002, respectively, a write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gatheering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

      CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

      On June 6, 2002, Dutchess Advisors Ltd. initiated legal proceedings in Middlesex County, Massachusetts, against TSET. The complaint alleges, among other things, breach of contract, QUANTUM MERUIT, unjust enrichment and conversion with respect to a letter agreement, dated June 19, 2001, between TSET and Dutchess Advisors Ltd., and seeks, among other things, a judgment in the amount of $75,000, exclusive of pre-judgment interest, costs and attorneys' costs. TSET contested the allegations made by Dutchess by serving a motion to dismiss all claims. Dutchess subsequently filed an amended complaint with the court on August 16, 2002. Dutchess seeks to recover up to three times its actual damages as well as its costs and attorneys' fees. TSET to filed a motion to dismiss all counts in the amended complaint. TSET believes that it has meritorious defenses and intends to vigorously defend this matter.

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

      There were no sales of unregistered securities of the Company.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.  EXHIBITS

EXHIBIT
NO.       DESCRIPTION                         LOCATION
-----------------------------------------------------------------------------

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

3.1       Articles of Incorporation           Incorporated by reference to
                                              Exhibit 3.1 to the Registration
                                              Statement on Form S-1 filed on
                                              August 7, 2001

3.2       Bylaws                              Incorporated by reference to
                                              Exhibit 3.2 to the Registration
                                              Statement on Form S-1 filed on
                                              August 7, 2001

4.1       2001 Stock Option Plan              Incorporated by reference to
                                              Exhibit 4.1 to Registrant's

EXHIBIT
NO.       DESCRIPTION                         LOCATION
-----------------------------------------------------------------------------

                                              Form 10-Q for the quarterly period
                                              ended March 31, 2002 filed on
                                              May 15, 2002

10.1      Employment Agreement, dated         Incorporated by reference to
          April 16, 1999, by and between      Exhibit 10.1 to the Registration
          TSET, Inc. and Jeffrey D. Wilson    Statement on Form S-1 filed on
                                              August 7, 2001

10.2      Deal Outline, dated December 9,     Incorporated by reference to
          1999, by and between TSET, Inc.     Exhibit 10.2 to the Registration
          and Atomic Soccer, USA, Ltd.        Statement on Form S-1 filed on
                                              August 7, 2001

10.3      Letter of Intent, dated December    Incorporated by reference to
          27, 1999, by and between TSET,      Exhibit 10.3 to the Registration
          Inc. and Electron Wind              Statement on Form S-1 filed on
          Technologies, Inc.                  August 7, 2001

10.4      Agreement, dated February 5,        Incorporated by reference to
          2000, by and between DiAural,       LLC and Exhibit 10.4 to the
          EdgeAudio, LLC                      Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.5      Stock Purchase Agreement, dated     Incorporated by reference to
          March 6, 2000, by and among         Exhibit 10.5 to the Registration
          TSET, Inc., Atomic Soccer USA,      Statement on Form S-1 filed on
          Ltd., Todd P. Ragsdale, James       August 7, 2001
          Eric Anderson, Jewel Anderson,
          Timothy Beglinger and Atomic
          Millennium Partners, LLC

10.6      Acquisition Agreement, dated        Incorporated by reference to
          March 13, 2000, by and among        Exhibit 10.6 to the Registration
          TSET, Inc., High Voltage            Statement on Form S-1 filed on
          Integrated, LLC, Ingrid             August 7, 2001
          Fuhriman, Igor Krichtafovitch,
          Robert L. Fuhriman and Alan
          Thompson

10.7      Letter of Intent, dated April 18,   Incorporated by reference to
          2000, by and between TSET,          Exhibit 10.7 to the Registration
          Inc. and EdgeAudio.com, Inc.        Statement on Form S-1 filed on
                                              August 7, 2001

10.8      Lease Agreement, dated May 3,       Incorporated by reference to
          2000, by and between                Exhibit 10.8 to the Registration
          Kronos Air Technologies,            Statement on Form S-1 filed on
          Inc. and TIAA Realty, Inc.          August 7, 2001

10.9      Agreement and Plan of               Incorporated by reference to
          Reorganization,                     Exhibit 10.9 to the Registration
          dated May 4, 2000, by and among     Statement on Form S-1 filed on
          TSET, Inc., EdgeAudio.com, Inc.,    August 7, 2001
          LYNK Enterprises, Inc.,
          Robert Lightman, J. David Hogan,

EXHIBIT
NO.       DESCRIPTION                         LOCATION
-----------------------------------------------------------------------------

          Eric Alexander and
          Eterna Internacional, S.A.
          de C.V.

10.10     Letter Agreement, dated May 4,      Incorporated by reference to
          2000, by and between TSET, Inc.     Exhibit 10.10 to the
          and Cancer Detection                Registration Statement on Form
          International, LLC                  S-1 filed on August 7, 2001

10.11     Employment Agreement, dated         Incorporated by reference to
          May 19, 2000, by and between        Exhibit 10.11 to the
          TSET, Inc. and Richard A.           Registration Statement on Form
          Papworth                            S-1 filed on August 7, 2001

10.12     Finders Agreement, dated August     Incorporated by reference to
          21, 2000, by and among TSET,        Exhibit 10.12 to the
          Inc., Richard  F. Tusing and        Registration Statement on Form
          Daniel R. Dwight                    S-1 filed on August 7, 2001

10.13     Contract Services Agreement,        Incorporated by reference to
          dated June 27, 2000, by and         Exhibit 10.13 to the
          between Chinook Technologies,       Registration Statement on Form
          Inc. and Kronos Air Technologies,   S-1 filed on August 7, 2001
          Inc.

10.14     Letter of Intent, dated July 17,    Incorporated by reference to
          2000, by and between Kronos Air     Exhibit 10.14 to the
          Technologies, Inc. and Polus        Registration Statement on Form
          Technologies, Inc.                  S-1 filed on August 7, 2001

10.15     Consulting Agreement, dated         Incorporated by reference to
          August 1, 2000, by and among        Exhibit 10.15 to the
          TSET, Inc., Richard F. Tusing       Registration Statement on Form
          and Daniel R. Dwight                S-1 filed on August 7, 2001

10.16     Preferred Stock Purchase Agreement, Incorporated by reference to
          dated September 12, 2000, by and    Exhibit 10.16 to the
          between EdgeAudio.com, Inc. and     Registration Statement on Form
          Bryan
          Holbrook                            S-1 filed on August 7, 2001

10.17     Shareholders Agreement, dated       Incorporated by reference to
          September 12, 2000, by and among    Exhibit 10.17 to the
          TSET, Inc., Bryan Holbrook and      Registration Statement on Form
          EdgeAudio.com,  Inc.                S-1 filed on August 7, 2001

10.18 Amendment to Agreement and Plan of Incorporated by reference to Reorganization dated September 12, Exhibit 10.18 to the
          2000, by and among TSET, Inc.,      Registration Statement on Form
          EdgeAudio.com, Inc., LYNK           S-1 filed on August 7, 2001
          Enterprises, Inc., Robert Lightman,
          J. David Hogan, Eric Alexander and
          Eterna Internacional, S.A. de C.V.

10.19     Agreement Regarding Sale of         Incorporated by reference to
          Preferred Stock, dated November 1,  Registration Statement on Form
          2000, by Exhibit 10.19 to the       S-1 filed on August 7, 2001
          and between EdgeAudio.com, Inc.
          and Bryan Holbrook

EXHIBIT
NO.       DESCRIPTION                         LOCATION
-----------------------------------------------------------------------------

10.20     Amendment to Subcontract, dated     Incorporated by reference to
          December 14, 2000, by and between   Exhibit 10.20 to the
          Bath Iron Works and High Voltage    Registration Statement on
          Integrated                          Form S-1 filed on
                                              August 7, 2001

10.21     Consulting Agreement, dated         Incorporated by reference to
          January 1, 2001, by and between     Exhibit 10.21 to the
          TSET, Inc. and Dwight, Tusing &     Registration Statement on Form
          Associates                          S-1 filed on August 7, 2001

10.22     Employment Agreement, dated March   Incorporated by reference to
          18, 2001, by and between TSET, Inc. Exhibit 10.22 to the
          and Alex Chriss                     Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.23     Stock Option Agreement, dated       Incorporated by reference to
          April 9, 2001, by and between       Exhibit 10.23 to the
          TSET, Inc. and Jeffrey D. Wilson    Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.24     Stock Option Agreement, dated       Incorporated by reference to
          April 9, 2001, by and between       Exhibit 10.24 to the
           TSET, Inc. and Jeffrey D. Wilson   Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.25     Stock Option Agreement, dated       Incorporated by reference to
          April 9, 2001, by and between       Exhibit 10.25 to the
          TSET, Inc. and Daniel R. Dwight     Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.26     Stock Option Agreement, dated       Incorporated by reference to
          April 9, 2001, by and between       Exhibit 10.26 to the
          TSET, Inc. and Richard F. Tusing    Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.27     Stock Option Agreement, dated       Incorporated by reference to
          April 9, 2001, by and between       Exhibit 10.27 to the
          TSET, Inc. and Charles D. Strang    Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.28     Stock Option Agreement, dated       Incorporated by reference to
          April 9, 2001, by and between       Exhibit 10.28 to the
          TSET, Inc. and Richard A. Papworth  Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.29     Stock Option Agreement, dated       Incorporated by reference to
          April 9, 2001, by and between       Exhibit 10.29 to the
          TSET, Inc. and Richard A. Papworth  Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.30     Stock Option Agreement, dated       Incorporated by reference to
          April 9, 2001, by and between       Registration Statement on Form
          TSET, Inc. and Exhibit 10.30 to     S-1 filed on August 7, 2001
          the Erik W. Black

EXHIBIT
NO.       DESCRIPTION                         LOCATION
-----------------------------------------------------------------------------

10.31     Stock Option Agreement, dated       Incorporated by reference to
          April 9, 2001, by and between       Exhibit 10.31 to the
          TSET, Inc. and J. Alexander         Registration Statement on Form
          Chriss                              S-1 filed on August 7, 2001

10.32     Stock Option Agreement, dated       Incorporated by reference to
          April 9, 2001, by and between       Exhibit 10.32 to the
          TSET, Inc. and Charles H.           Registration Statement on Form
          Wellington                          S-1 filed on August 7, 2001

10.33     Stock Option Agreement, dated       Incorporated by reference to
          April 9, 2001, by and between       Exhibit 10.33 to the
          TSET, Inc. and Igor Krichtafovitch  Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.34     Letter Agreement, dated April 10,   Incorporated by reference to
          2001, by and between TSET, Inc.     Exhibit 10.34 to the
          and Richard  A. Papworth            Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.35     Letter Agreement, dated April 12,   Incorporated by reference to
          2001, by and between TSET, Inc.     Exhibit 10.35 to the
          and Daniel R. Dwight and Richard    Registration Statement on Form
          F. Tusing                           S-1 filed on August 7, 2001

10.36     Finders Agreement, dated April 20,  Incorporated by reference to
          2001, by and between TSET, Inc.     Exhibit 10.36 to the
          and Bernard Aronson, d/b/a Bolivar  Registration Statement on Form
          International Inc.                  S-1 filed on August 7, 2001

10.37     Indemnification Agreement, dated    Incorporated by reference to
          May 1, 2001, by and between TSET,   Exhibit 10.37 to the
          Inc. and Jeffrey D. Wilson          Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.38     Indemnification Agreement, dated    Incorporated by reference to
          May 1, 2001, by and between TSET,   Exhibit 10.38 to the
          Inc. and Daniel R. Dwight           Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.39     Indemnification Agreement, dated    Incorporated by reference to
          May 1, 2001, by and between TSET,   Exhibit 10.39 to the
          Inc. and Richard F. Tusing          Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.40     Indemnification Agreement, dated    Incorporated by reference to
          May 1, 2001, by and between TSET,   Exhibit 10.40 to the
          Inc. and Charles D. Strang          Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.41     Indemnification Agreement, dated    Incorporated by reference to
          May 1, 2001, by and between TSET,   Exhibit 10.41 to the
          Inc. and Richard A. Papworth        Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.42     Indemnification Agreement, dated    Incorporated by reference to

EXHIBIT
NO.       DESCRIPTION                         LOCATION
-----------------------------------------------------------------------------

          May 1, 2001, by and between TSET,   Exhibit 10.42 to the
          Inc. and Erik W. Black              Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.43     Stock Option Agreement, dated May   Incorporated by reference to
          3, 2001, by and between TSET, Inc.  Exhibit 10.43 to the
          and Jeffrey D. Wilson               Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.44     Common Stock Purchase Agreement,    Incorporated by reference to
          dated June 19, 2001, by and         Exhibit 10.44 to the
          between TSET, Inc. and Fusion       Registration Statement on Form
          Capital Fund II, LLC                S-1 filed on August 7, 2001

10.45     Registration Rights Agreement,      Incorporated by reference to
          dated June 19, 2001, by and         Exhibit 10.45 to the
          between TSET, Inc. and Fusion       Registration Statement on Form
          Capital Fund II, LLC                S-1 filed on August 7, 2001

10.46     Mutual Release and Settlement       Incorporated by reference to
          Agreement, dated July 7, 2001,      Exhibit 10.46 to the
          by and between TSET, Inc. and       Registration Statement on Form
          Foster & Price Ltd.                 S-1 filed on August 7, 2001

10.47     Letter Agreement, dated July 9,     Incorporated by reference to
          2001, by and between TSET, Inc.     Exhibit 10.47 to the
          and The Eagle Rock Group, LLC       Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.48     Finders Agreement, dated July 17,   Incorporated by reference to
          2001, by and between TSET, Inc.     Exhibit 10.48 to the
          and John  S. Bowles                 Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.49     Warrant Agreement, dated July 16,   Incorporated by reference to
          2001, by and between TSET, Inc.     Exhibit 10.49 to the
          and The Eagle Rock Group, LLC       Registration Statement on Form
                                              S-1 filed on August 7, 2001

10.50     Agreement and Release, dated        Incorporated by reference to
          October 10, 2001, by and between    Exhibit 10.50 to the
          TSET, Inc. and Jeffrey D. Wilson    Registrant's Form 10-K for the
                                              year ended June 30, 2001 filed
                                              on October 15, 2001

10.51     Promissory Note dated October 10,   Incorporated by reference to
          2001 payable to Mr. Jeffrey D.      Exhibit 10.51 to the
          Wilson                              Registrant's Form 10-K for
                                              the year ended June 30,
                                              2001 filed on October 15,
                                              2001

10.52     Consulting Agreement, dated         Incorporated by reference to
          October 10, 2001, by and between    Exhibit 10.52 to the
          TSET, Inc. and Jeffrey D. Wilson    Registrant's Form 10-K for the
                                              year ended June 30, 2001 filed

EXHIBIT
NO.       DESCRIPTION                         LOCATION
-----------------------------------------------------------------------------

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

10.56     Agreement, dated November 13, 2001  Incorporated by reference to
          by and between TSET, Inc. and       Exhibit 10.56 to the Registrant's
          Fusion Capital Fund II, LLC         Amendment No. 1 to Form S-1 filed
                                              on August 2, 2002

10.57     Common Stock Purchase Agreement,    Incorporate by reference to
          dated August 12, 2002 by and        Exhibit 10.57 to the Registrant's
          between between TSET, Inc. and      Form S-1 filed on August 13, 2002
          Fusion Capital Fund II, LLC

10.58     Registration Rights Agreement,      Incorporated by reference to
          dated August 12, 2002 by and        Exhibit 10.58 to the Registrant's
          between TSET, Inc. and Fusion       Form S-1 filed on August 13, 2002
          Capital Fund II, LLC

10.59     Termination Agreement, dated        Incorporated by reference to
          August 12, 2002 by and between      Exhibit 10.59 to the Registrant's
          TSET, Inc. and Fusion Capital       Amendment No. 1 to Form S-1 filed
          Fund II, LLC                        on September 16, 2002

11.1      Statement re:  Computation of       Not applicable
          Earnings

12.1      Statement re:  Computation of       Not applicable
          Ratios

15.1      Letter re:  Unaudited Interim       Not applicable
          Financial
          Information

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

DATED:    NOVEMBER 14, 2002           TSET, INC.

                                      By: /s/ Daniel R. Dwight
                                          ---------------------------------
                                      Daniel R. Dwight
                                      President and Chief Executive Officer


                                      By: /s/ Richard A. Papworth
                                          ---------------------------------
                                      Richard A. Papworth
                                      Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of TSET, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/ Daniel R. Dwight
--------------------------------------
Daniel R. Dwight
President and Chief Executive Officer



/s/ Richard A. Papworth
--------------------------------------
Richard A. Papworth
Chief Financial Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302



I, Daniel R. Dwight, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of TSET, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)  any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                    By: /s/ Daniel R. Dwight
                                               ---------------------
                                               Daniel R. Dwight
                                               Chief Executive Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302


I, Richard A. Papworth, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TSET, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)  any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                    By: /s/ Richard A. Papworth
                                               ------------------------
                                               Richard A. Papworth
                                               Chief Financial Officer and
                                               Principle Accounting Officer