Form 10QSB
period 2002-12-31
TSET INC
filed 2003-02-12
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                        WASHINGTON, DC 20549

                                             FORM 10-QSB

                          Quarterly Report Pursuant to Section 13 or 15(d)
                               of the Securities Exchange Act of 1934

                          For the quarterly period ended December 31, 2002

                             Transition Report under Section 13 or 15(d)
                               of the Securities Exchange Act of 1934

                       For the transition period from __________ to __________

                                    COMMISSION FILE NO. 000-30191

                                 KRONOS ADVANCED TECHNOLOGIES, INC.
                                 ----------------------------------

                       (Exact name of registrant as specified in its charter)

              NEVADA                                                             87-0440410
          -------------                                                          ----------
(State of other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification Number)


          464 Common Street, Suite 301, Belmont, MA                                        02478
  ---------------------------------------------------------                              --------
           (Address of principal executive offices)                                     (Zip Code)


     Registrant's telephone number, including area code:                              (617) 993-9965
---------------------------------------------------------------                     -------------------

(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.       / / Yes   /X/ No

As of February 6, 2003, there were 47,737,180 shares outstanding of the issuer's common stock.


                                     PART I


FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following comprise our condensed (unaudited) consolidated financial statements for the three months and six months ended December 31, 2002.

             KRONOS ADVANCED TECHNOLOGIES, INC. (FORMERLY TSET, INC)
                           CONSOLIDATED BALANCE SHEETS



                                        September 30               June 30,
                                            2002                     2002
                                         (Unaudited)
                                        ---------------        -----------------
 ASSETS

 CURRENT ASSETS
    Cash                                  $    163,444                $ 21,510
    Accounts receivable, net                    27,620                     700
    Prepaids                                    49,824                 101,029

                                        ---------------        -----------------
      TOTAL CURRENT ASSETS                     240,888                  123,239
                                        ---------------        -----------------

 PROPERTY AND EQUIPMENT                         62,723                   62,723
    Less: Accumulated Depreciation             (41,095)                 (33,348)

                                        ---------------        -----------------
      NET PROPERTY AND EQUIPMENT                21,628                   29,375
                                        ---------------        -----------------

 OTHER ASSETS
    Intangibles                              2,078,235                2,213,917
                                        ---------------        -----------------

      TOTAL OTHER ASSETS                     2,078,235                2,213,917
                                        ---------------        -----------------

 TOTAL ASSETS                              $ 2,340,752              $ 2,366,531
                                        ===============        =================

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accrued expenses and payables to       $   998,110             $    886,447
      directors and officers
    Accounts paayble                           736,602                  254,201
    Accrued expenses                           162,523                  100,797
    Deferred revenue                           166,734                        -
    Notes payable, current portion             445,465                  535,700

                                        ---------------        -----------------
      TOTAL CURRENT LIABILITIES              2,509,434                1,777,145
                                        ---------------        -----------------

 LONG TERM LIABILITIES
    Notes payable                              169,890                  225,466

                                        ---------------        -----------------
      TOTAL LONG TERM LIABI1ITIES              169,890                  225,466
                                        ---------------        -----------------
      TOTAL LIABILITIES                      2,679,324                2,002,610
                                        ---------------        -----------------

                                        ---------------        -----------------
 REDEEMABLE WARRANTS                           805,300                  748,500
                                        ---------------        -----------------

 SHAREHOLDERS' EQUITY
    Common stock, authorized 500,000,000
      shares of $.001 par value                 47,737                   43,938
    Capital in excess of par value          14,640,718               14,371,113
    Deferred equity compensation               (10,420)                 (41,668)
    Retained earnings (Accumulated deficit)(15,821,907)             (14,757,963)

                                        ---------------        -----------------
      TOTAL SHAREHOLDERS                    (1,143,872)                (384,579)
                                        ===============        =================

 TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                        $2,340,752             $  2,366,531
                                        ===============        =================

   The accompanying notes are an integral part of these financial statements.


            KRONOS ADVANCED TECHNOLOGIES, INC. (FORMERLY TSET, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  For the three months ended December 31,      For the six months ended December 31,
                                                 ----------------------------------------      -------------------------------------
                                                             2002                     2001               2002              2001
                                                           (Unaudited)              (Unaudited)        (Unaudited)       (Unaudited)
                                                           -----------            -------------      -------------    -------------

 Sales                                                     $ 209,545                 $ 40,056          $ 318,162         $ 65,070


 Cost of sales                                                33,179                   40,056           125,304            50,070

                                                           ----------             ------------       -----------      ------------
 Gross Profit                                                176,366                        -           192,858            15,000
                                                           ----------             ------------       -----------      ------------

 Selling, General and Administrative expenses
     Compensation and benefits                              130,944                     83,636          265,733           259,854
     Research and development                                48,407                     48,643           78,682           138,834
     Professional services                                  402,852                    880,559          686,928         1,525,376
     Depreciation and amortization                           70,793                     71,674          143,429           143,347
     Facilities                                              26,009                     23,284           45,213            48,949
     Other selling general & administrative expenses         44,190                    105,150           77,059           146,196

                                                           ----------             ------------       -----------      ------------
 Total Selling, General and Administrative expenses         723,194                  1,212,945        1,297,044         2,262,556
                                                           ----------             -------------      -----------      ------------

 Net Operating Income (Loss)                               (546,828)                (1,212,945)      (1,104,185)       (2,247,556)

 Other Income / (expense)                                   108,376                      1,217          108,376             1,486

 Interest Expense                                           (34,361)                   (16,871)         (68,134)          (35,163)

                                                           ----------             -------------      -----------      ------------
 Net Income (Loss) Before Taxes                            (472,814)                (1,228,599)      (1,063,944)       (2,281,233)


 Provision for Taxes                                              -                          -                -                 -
                                                           ----------             ------------       -----------      ------------
 Net Income (Loss) from continuing operatiosn              (472,814)                (1,228,599)       (1,063,944)      (2,281,233)
                                                           ----------             ------------        ----------      ------------
 Income (Loss) from discontinued operations, net of income
 tax of $0                                                        -                          -                 -                -
 Loss on disposal of discontinued operations, net of income
 tax of $0                                                        -                          -                 -                -

                                                          -----------             ------------       -----------      ------------
 Net Income (Loss)                                        $(472,814)              $ (1,228,599)      $(1,063,944)     $(2,281,233)
                                                          ===========             ============       ===========      ============
 Basic Earnings (Loss) Per Share

     Income (loss) from continuing                            (0.01)                    (0.03)            (0.02)            (0.07)
     Loss from discontinued operations                            -                         -                 -                 -
                                                          -----------             ------------       -----------      ------------
     Net Income (loss)                                      $ (0.01)                  $ (0.03)          $ (0.02)      $     (0.07)
                                                          ===========             ============       ===========      ============
 Diluted Earnings (Loss) Per Share

     Income (loss) from continuing operations                 (0.01)                    (0.03)            (0.02)            (0.07)
     Loss from discontinued operations                            -                         -                 -                 -
                                                          -----------             ------------       -----------      ------------

     Net Income (loss)                                      $ (0.01)                  $ (0.03)          $ (0.02)      $     (0.07)
                                                          ===========             ============       ===========      ============

   The accompanying notes are an integral part of these financial statements.


            KRONOS ADVANCED TECHNOLOGIES, INC. (FORMERLY TSET, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           For the six months ended December 31,
                                                      ----------------------------------------------------
                                                        2002                 2001                2000
CASH FLOWS FROM OPERATING ACTIVITES                     (Unaudited)      (Unaudited)          (Unaudited)
                                                      -----------------------------------------------------

   NET LOSS FROM CONTINUING OPERATIONS                 $(1,063,944)     $ (2,281,233)         $ (1,472,428)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     (used in) provided by operations
     Depreciation and amortization                         143,429           143,347               153,354
     Common stock issued for compensation/services         101,859           788,361                 6,560

   CHANGE IN
     Inventory Assets                                            -                 -                     -
     Accounts receivable                                   (26,920)                -                 6,000
     Prepaid expenses and other assets                      51,205          (170,396)                 (489)
     Deferred revenue                                      166,734                 -                     -
     Accounts Payable                                      387,743           902,790               227,943
     Accrued Expenses and other                            143,800          (112,432)               57,144
                                                       ----------------------------------------------------

      Net cash (used in) provided by Continuing Operations (130,255)        (729,563)           (1,021,916)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                          -                -               (21,886)
     Investment in patent protection                              -          (51,211)                    -
     Investment in discontinued operations                        -           73,876              (403,487)
                                                       ----------------------------------------------------

      Net cash (used in) provided by Investing Activities         -           22,665              (425,373)
                                                       ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                               418,000          707,107             1,344,340
     Proceeds from short-term borrowings                    165,889           33,214                     -
     Repayments of short-term borrowings                   (311,700)               -                     -

                                                       ----------------------------------------------------
      NET CASH (USED IN) PROVIDED  BY FINANCING ACTIVITIES  272,189          740,321             1,344,340
                                                       ----------------------------------------------------

NET (DECREASE) INCREASE IN CASH                             141,934           33,423              (102,949)

CASH

   BEGINNING OF PERIOD                                       21,510           32,619               102,949
                                                       ----------------------------------------------------

   END OF PERIOD                                          $ 163,444     $     66,042          $          -
                                                       =====================================================

Supplemental schedule of non-cash investing and
  financing activities:
   Debt satisfied with stock                             $ 206,000      $    100,000          $    419,143
                                                       ====================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.


             KRONOS ADVANCED TECHNOLOGIES, INC. (FORMERLY TSET, INC)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                      COMMON STOCK
                                     ---------------
                                                                                           RETAINED                         TOTAL
                                                                            CAPITAL IN     EARNINGS        DEFERRED    SHAREHOLDERS'
                                                                           EXCESS OF PAR (ACCUMULATED       EQUITY        EQUITY
                                                        SHARES     AMOUNT     VALUE        DEFICIT)     COMPENSATION     (DEFICIT)
                                     -----------------------------------------------------------------------------------------------

 BALANCE at June 30, 2002                           43,937,907   $ 43,938  $ 14,371,113  $ (14,757,963)   $ (41,668)       (384,580)

     Shares issued in July 2002 for cash               150,000        150        26,100                                     26,250

     Shares issued in August 2002 for cash             790,248        790       116,928                                    117,718

     Shares issued in September 2002 for cash           263,141       263        38,769                                     39,032

     Stock options granted at Sept 30, 2002 for                                   5,674                                      5,674
     consulting services

     Costs associated with equity financing                                    (114,655)                                   (114,655)

     Amortization of deferred equity compensation                                                            15,624          15,624

     Net loss for the quarter ended September 30, 2002                                        (591,130)                    (591,130)
                                                     -------------------------------------------------------------------------------
 BALANCE at September 30, 2002 (Unaudited)           45,141,296   $45,141  $ 14,443,929  $ (15,349,093)   $  26,044      $ (886,067)

     Shares issued in October 2002 for cash           1,750,000     1,750       173,250                                     175,000

     Shares issued in November 2002 for cash            189,884       190        24,810                                      25,000

     Shares issued in December 2002 for cash            350,000       350        34,650                                      35,000

     Shares issued in December 2002 for cash            306,000       306        33,854                                      34,160

     Stock options granted at December 31, 2002 for
      consulting services                                                         5,225                                       5,225

     Costs associated with equity financing                                     (75,000)                                    (75,000)

     Amortization of deferred equity compensation                                                            15,624          15,624

     Net loss for the quarter ended December 31, 2002                                         (472,814)                  $ (472,814)
                                                     -------------------------------------------------------------------------------
 BALANCE at December 31, 2002 (Unaudited)            47,737,180  $ 47,737  $ 14,640,718   $(15,821,907)   $ (10,420)     $1,143,872)
                                                     ===============================================================================

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

               KRONOS ADVANCED TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ACCOUNTING MATTERS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three-month and six-month periods ended December 31, 2002 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2003.

These financial statements are those of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Aperion Audio, Inc. is disclosed as discontinued operations in these financial statements from when the Company decided to sell Aperion Audio on July 1, 2001, until Aperion Audio was sold on June 7, 2002.

The accompanying financial statements should be read in conjunction with the Kronos Advanced Technologies, Inc. Form 10-KSB for the fiscal year ended June 30, 2002 filed on September 28, 2002 and the Form 10-QSB for the quarter ended September 30, 2002 filed on November 14, 2002.

NOTE 2 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at December 31, 2002 and June 30, 2002 are as follows:

                                               DECEMBER 31,
                                                  2002
                                               (UNAUDITED)       JUNE 30, 2002
                                              ------------       -------------

      Benefit from carryforward of capital    $  2,967,319         $2,685,915
       and net operating losses
      Other temporary differences                  248,527            220,332
      Less:
        Valuation allowance                    (3,215,846)        (2,906,247)
                                              ------------        -----------
      Net deferred tax asset
                                              $          -        $         -
                                              ============        ===========


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

                                                               DECEMBER 31, 2002
                                                                  (UNAUDITED)                          JUNE 30, 2002
                                                       ---------------------------------       -----------------------------
                                                                              % OF                                 % OF
                                                            AMOUNT        PRE-TAX LOSS            AMOUNT       PRE-TAX LOSS
                                                       ---------------   ---------------       -------------  --------------
Benefit for income tax at federal statutory rate       $        342,429           34.0%        $     946,620           34.0%
Benefit for income tax at state statutory rate                   20,074            2.0%               55,494            2.0%
Non-deductible expenses                                        (52,910)          (5.3)%            (111,274)          (4.0)%
Acquired NOL and other                                                -            0.0%              248,489            8.9%
Increase in valuation allowance                               (309,599)         (30.7)%          (1,139,325)         (40.9)%
                                                       ----------------  ---------------       -------------  --------------

                                                       $              -            0.0%        $           -            0.0%
                                                       ================  ===============       =============  ==============



The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

The Company has filed all of its federal and state income tax returns for all years through June 30, 2001. The Company is current on all income tax filings. At December 31, 2002, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $7.2 million of unused Federal net operating losses, $1.0 million of capital losses and $4.0 million of unused State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2022 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 3 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Kronos segment licenses, manufactures and distributes air movement and purification devices utilizing the KronosTM technology. All other segments have been disposed of or discontinued. In the six months ended December 31, 2002, the Company operated only in the U.S.

NOTE 4 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 47,021,691 and 35,760,303 for the three months ended December 31, 2002 and 2001, respectively and 45,774,213 and 34,992,354 for the six months ended December 31, 2002 and 2001, respectively.

As of December 31, 2002, there were outstanding options to purchase 7,818,675 shares of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of December 31, 2001, there were outstanding options to purchase 1,923,975 shares of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 5 - DISCONTINUED OPERATIONS

The Company's consolidated financial statements for all periods have been reclassified to report separately results of operations and operating cash flows from continuing operations and the discontinued operations. The net revenues are included in the financial statements under Net Income (Loss) from Discontinued Operations. Operating results of discontinued operations for the six-months ended December 31, 2001 are as follows:

                                   OPERATING RESULTS OF DISCONTINUED OPERATIONS:

                                          OPERATING RESULTS OF DISCONTINUED
                                                     OPERATIONS:
                                      --------------------------------------
                                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                      --------------------------------------
                                                        2001
                                      --------------------------------------
                                                    APERION AUDIO
                                      --------------------------------------

Sales                                                               $410,512
Cost of sales                                                      (143,816)
Depreciation and amortization                                        (6,618)
General and administrative                                         (356,892)
                                      --------------------------------------
Operating income (loss)                                             (96,813)

Other income                                                          21,360
Interest expense                                                    (16,247)
Provision for future operating losses                                 73,361
Minority interest                                                     18,340
                                      --------------------------------------
Income (Loss) pre-tax                                                      0

Income taxes (benefits)                                                    -
                                      --------------------------------------

Loss from discontinued operations                                         $0
                                      ======================================

NOTE 6 - NOTES PAYABLE

The Company had the following note obligations at December 31 and June 30, 2002:

                                              December 31, 2002    June 30, 2002
                                             ------------------   --------------

  (1) Obligations to Fusion Capital                    $134,999         $123,000
  (2) Obligation to Aperion Audio                       140,466          200,466
  (3) Obligation to Jeff Wilson                         209,890          360,000
  (4) Obligation to the Eagle Rock Group                 70,000           70,000
  (5) Obligations to others                              60,000            7,700
                                             ------------------   --------------
      Total Notes Payable                              $615,355         $761,166

 Current portions:
      Obligations to Fusion Capital                     134,999          123,000
      Obligation to Aperion Audio                       140,466          205,000
      Obligation to Jeff Wilson                          40,000          130,000
      Obligation to the Eagle Rock Group                 70,000           70,000
      Obligations to others                              60,000            7,700
                                             ------------------   --------------
        Total current portion                          $445,465         $535,700
                                             ------------------   --------------
 Total long term obligations net of
        current portion                                $169,890         $225,466
                                             ==================   ==============

   (1) This is a non-interest bearing demand obligation and is only outstanding until Fusion Capital purchases enough common stock from the Company to eliminate the advance position.

   (2) This is a non-interest bearing note with monthly payments of $15,000.

   (3) This note is to a former officer and director of the Company and bears interest at 12%. The note calls for quarterly payments of at least $10,000 until the principal and interest are paid in full.

   (4) This note bears interest at a rate of 12%. The payment terms are interest only with the principal due on March 1, 2003.

   (5) This is a non-interest bearing obligation with monthly payments of $5,000

NOTE 7 - CONSULTING AGREEMENTS

In July 2001, the Company signed a six-month agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group will work with the Kronos Advanced Technologies team to fully develop and capitalize the Kronos(TM) technology. Pursuant to the agreement that the Company entered into with The Eagle Rock Group, the Company issued to The Eagle Rock Group a ten-year warrant granting them the right to purchase 1,400,000 shares of the Company's common stock at an exercise price of $0.68 per share. The warrants were immediately vested and non-forfeitable. The warrant was valued at $686,000 using the Black-Scholes option valuation model and was initially recorded as deferred equity compensation and amortized into current period professional services expense at a rate of $137,200 per month over the term of the agreement. Amortization for the year ended June 30, 2002 was $686,000. The shares underlying the warrant have piggy-back and demand registration rights, as well as subscription rights in the event that the Company issues any rights to all of its stockholders to subscribe for shares of the Company's common stock. In addition, the warrant contains redemption rights in the event that the Company enters into a transaction that results in a change of control of the Company.

In October 2001, the Company entered into a 15-month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin, principals of Fusion Capital, for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 1, 2001 as the share grant was non-forfeitable and fully vested on that date. The stock was valued on that date at $0.28 a share (the closing price for the Company's common stock on the measurement date). The stock issuance has been recorded as a prepaid consulting fee and is being amortized to Professional Fee Expense ratably over the 15-month term of the contract. During the three and six month periods ending December 31, 2002, the Company recognized professional services expenses of $20,000 and $40,000, respectively under this agreement compared with $20,000 and $20,000 for the three and six month periods ended December 31, 2001.

In March 2002, the Company entered into a 12-month consulting agreement with The Eagle Rock Group. Pursuant to the agreement, the Company issued a note for the outstanding balance of $120,000 due to The Eagle Rock Group. The note is due on March 1, 2003 and bears interest at the rate of 12% per annum. The Company also granted The Eagle Rock Group a 10 year warrant for up to 2,000,000 shares. The warrant contains redemption rights in the event that the Company enters into a transaction that results in a change of control of the Company. Of this, 500,000 shares will be earned over a period of 12 months. The exercise price of the initial 500,000 warrants is $0.42 for 250,000 warrants and $0.205 (the closing price of the Company's common stock on March 1, 2002) for 250,000 warrants. These warrants are irrevocable and are fully vested. The measurement date is March 1, 2002 as the warrants are fully vested and non-forfeitable on that date. The value assigned to these warrants is $62,500 and was determined using the Black-Scholes option valuation model. The 500,000 warrants are for general consulting services for a 12-month period. The $62,500 will be expensed ratably over the term of the consulting contract. The remainder of the shares may be earned contingent upon the occurrence of various events including a successful capital raise equal to or greater than $1.5 million, securing contracts with the U.S. military, securing contracts with consumer-oriented distribution organizations, and the adoption of a branding/marketing campaign which has been principally developed by The Eagle Rock Group. In October 2002, 400,000 warrants were earned when the Company secured a contract with consumer-oriented distribution organization HoMedics. The exercise price for these warrants is $0.145 (the closing price of the Company's common stock on October 22, 2003. These warrants are irrevocable and are fully vested. The measurement date is October 22, 2002 as the warrants are fully vested and non-forfeitable on that date. The value assigned to these warrants is $56,800 and was determined using the Black-Scholes option valuation model. The Company recognized this amount as consulting expense in the quarter ended December 31, 2002. The remaining potential 1.1 million shares covered by the warrant will be valued if and when earned under the terms of the contract. The exercise price for the remaining shares will be the market price on the date the grant is earned. During the three and six month periods ending December 31, 2002, the Company recognized professional services expenses of $87,000 and $118,000, respectively, under these agreements compared with $412,000 and $686,000 for the comparable periods in the prior year.

NOTE 8 - SUBSEQUENT EVENTS

In January 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled Electrostatic Fluid Accelerator has been examined and allowed for issuance as a U.S. patent (#6,504,308). The patent will provide protection for key aspects of Kronos'(TM) technology until late in 2019. A number of corresponding applications have been filed and are pending outside of the United States. Kronos' Chief Technology Officer, Dr. Igor Krichtafovitch, is the lead inventor of this proprietary technology.

In January 2003, Kronos extended its work into the transportation industry by signing a Prototype Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos(TM) devices will be designed and manufactured to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI).

NOTE 9 - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the current year ended June 30, 2002. In addition, the Company has used, rather than provided cash in its operations. The Company is currently using its resources to raise capital necessary to complete development and commercialization work, and to provide for its working capital needs.

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

Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

              1. In December 2001, Kronos Air Technologies was awarded an SBIR contract sponsored by the U.S. Army. This contract is potentially worth up to $850,000 in product development and testing support for Kronos Air Technologies. Phase I of the contract is worth up to $120,000 in funding to investigate and analyze the feasibility of the Kronos(TM)technology to reduce  humidity  in  heating,  ventilation  and air
                  conditioning (HVAC) systems. Dehumidification is essential to making HVAC systems more energy efficient. Phase II of the contract is worth up to $730,000 in additional funding for product development and testing. In August 2002, the U.S. Army requested the company resubmit a detailed Phase II proposal for review in 2003.

              2. In November 2002, Kronos Air Technologies, Inc. and the United States Navy executed a Small Business Innovation Research Phase II contract to develop and demonstrate an advanced distributive air management system based on the patented Kronos(TM) technology. The 24-month contract is worth $581,000 with an option for an additional $144,000 in funding.

              3. In August 2002, we entered into a new Common Stock Purchase Agreement with Fusion. Pursuant to the common stock purchase agreement, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. The $6.0 million of our common stock is to be purchased over a 30-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price of the shares of common stock will be equal to the lesser of (i) the lowest price of our common stock on the purchase date; or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive trading days prior to the date of a purchase by Fusion Capital. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital.

              4. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a multiyear, multi-million-dollar Licensing Agreement to bring Kronos(TM) proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on patented Kronos(TM) technology. The initial term of the agreement is three and one half years with the option to extend the agreement for six additional years. Kronos will be compensated through an initial royalty payment and ongoing quarterly royalty payments based on a percentage of sales. HoMedics will pay minimum royalty payments of at least $2 million during the initial term and on-going royalty payments to extend the agreement. Kronos will retain full rights to all of its intellectual property.

              5.  In  November  2002,   Kronos  Air  Technologies  and
                  HoMedics executed a Development Agreement to provide Kronos with the financial resources necessary to complete commercialization of the Kronos(TM)-based
                  consumer  product  line.   Kronos  is  working  with
                  HoMedics and HoMedics' engineers and designers to complete the product line for sales and distribution.

              6. In January 2003, Kronos extended its work into the transportation industry by signing a Development and Acquisition Agreement with a premier business jet manufacturer. The Kronos(TM) devices will be designed and manufactured to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI).

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         LITIGATION. On February 2, 2001, we initiated, together with Kronos Air Technologies, legal proceedings in Clackamas County, Oregon against W. Alan
Thompson, Ingrid T. Fuhriman, and Robert L. Fuhriman II, each of whom were formerly executive officers and members of the Board of Directors of Kronos Air Technologies. This suit alleges, among other things, breach of fiduciary duties and breach of contract by these individuals, and seeks, among other things, an order from the court referring the dispute to arbitration in accordance with the terms of these individuals. We have agreed to a change of venue of this matter to King County, Washington, and arbitrators have been selected. The parties are in the process of preparing for arbitration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY STATEMENTS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This filing contains forward-looking statements, including statements regarding, among other things: (a) the growth strategies of Kronos Advanced Technologies (the "Company" or "Kronos"); (b) anticipated trends in our Company's industry; (c) our Company's future financing plans; and (d) our Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on our Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond our Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. Our Company does not undertake any obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

         Kronos Advanced Technologies, Inc. is a high technology industrial company focused on developing, marketing and selling products based on the Company's proprietary air movement and purification technology. Kronos is actively commercializing its technology across multiple markets.

         Kronos(TM) device can be either used as a standalone product or can be embedded. Standalone products are self-contained; the user would simple need to plug the Kronos(TM) device into a wall outlet to obtain air filtration for their home, office or hotel room. Embedded applications of the Kronos(TM) technology require the technology be added into another system such as a building ventilation system for more efficient air movement and filtration or into a piece of medical equipment to replace the cooling fan.

         In December 2002, the shareholders approved an amendment to our Articles of Incorporation for a name change of our Company to Kronos Advanced Technologies, Inc. (f/k/a TSET, Inc.). Kronos trades under the ticker symbol KNOS.

         TECHNOLOGY DESCRIPTION AND BENEFITS. The Kronos(TM) technology combines state-of-the-art high voltage electronics and electrodes into an efficient but simple electrical device. As a result of this combined technology, a Kronos(TM)-based device can both move and clean air without any moving parts. Kronos(TM) devices are versatile, energy- and cost-efficient and capable of multiple design forms. Kronos(TM) devices can be made into any shape or size and, therefore, have immediate potential to be used as a standalone product or to replace a range of HVAC products from low end mini-splits for residential usage to high end HEPA filtration systems for operating and manufacturing clean rooms.

         The proprietary Kronos(TM) technology involves the application of high voltage management across paired electrical grids to create an ion exchange that moves and purifies air. Kronos(TM) technology has numerous, valuable characteristics. It moves air and gases at high velocities while removing odors, smoke and particulates and killing pathogens, including bacteria and mold. The technology is cost-effective and is more energy efficient than current alternative fan and filter (including HEPA filter and ultraviolet light based) technologies.

         Many of the scientific claims of the Kronos(TM) technology have been validated by the U.S. government and multi-national companies, including the U.S. Department of Energy, the U.S. Department of Defense, General Dynamics, Underwriters Laboratory, and Intel.

         Independent laboratory testing has verified the purification capability of Kronos(TM) technology. Tests conducted at MicroTest Laboratories and at the New Hampshire Materials Laboratory demonstrated HEPA Clean Room Class 1000 quality particulate reduction and up to 95% reduction of hazardous gases (in one air pass through the Kronos(TM) system), including numerous contaminants found in cigarette smoke.

         PATENT AND INTELLECTUAL PROPERTY. In January 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled Electrostatic Fluid Accelerator has been examined and allowed for issuance as a U.S. patent (#6,504,308). The patent will provide protection for key aspects of Kronos'(TM) technology until late in 2019. A number of corresponding applications have been filed and are pending outside of the United States. Kronos' Chief Technology Officer, Dr. Igor Krichtafovitch, is the lead inventor of this proprietary technology.

         This patent is for the first in a series of patent and patent applications now pending with the U.S. Patent and Trademark Office addressing various aspects of the Kronos' platform. In addition to the Electrostatic Fluid Accelerator patent, five additional patent applications have been filed for, among other things, the control and management of Electrostatic Fluid Acceleration. These additional patent applications are awaiting examination by the Patent Office. Each of these patent applications is directed towards Kronos' innovative technology used to move, control and filter air electronically, without the use of fans or moving parts.

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

         HoMedics commitment includes a multi-million-dollar marketing and advertising campaign to promote the Kronos(TM)-based product line. The products will be manufactured and distributed by HoMedics. HoMedics currently distributes their products through major domestic retailers, including Wal-Mart, Home Depot, Sears, Bed Bath & Beyond, and Linens 'N Things. Kronos will manufacture and provide HoMedics with Kronos'(TM) proprietary electronics.

         In November 2002, Kronos Air Technologies and HoMedics executed a Development Agreement to provide Kronos with the financial resources necessary to complete commercialization of the Kronos(TM)-based consumer product line. Kronos is working with HoMedics and HoMedics' engineers, designers and manufacturers to complete the product line for sales and distribution in 2003.

         ACCESS BUSINESS GROUP CONTRACT. In July 2002, Kronos Air Technologies executed a Memorandum of Understanding with Access Business Group International L.L.C. ("Access") for the potential licensing of Kronos(TM) based air movement and treatment technologies. The Company completed the first phase of the Memorandum of Understanding. At this time, Kronos and Access have not reached terms and conditions of a licensing agreement acceptable to Kronos.

         EMBEDDED PLATFORM

         U.S. NAVY SBIR CONTRACTS. The U.S. Department of Defense and Department of Energy have provided Kronos Air Technologies with various grants and contracts to develop, test and evaluate the Kronos(TM) technology for embedded applications. Kronos has developed several commercial and industrial applications, including the retrofit of berthing fan systems and embedded air movement systems for U.S. Navy Aegis Class destroyers. In November 2002, Kronos executed an agreement with the U.S. Navy to develop a new ventilation system for naval ships. Working under a Small Business Innovation Research contract, the Company is in Phase II (commercialization phase) of this contract, which provides Kronos with up to an additional $725,000 of developmental funding over the next 24 months.

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

         As part of its air management system, Kronos intends to develop and test an air filtration mechanism capable of performing to HEPA quality standards. We believe that Kronos(TM) devices could replace current HEPA filters with a permanent, easily cleaned, low-cost solution. The U.S. Navy unique environment includes shock exposure, vibration, Electromagnetic Interference/Compatibility (EMI/EMC), and salt spray. Kronos(TM) devices will be tested and built to meet specific Navy standards. Testing shall include assessments for system performance, including control techniques, noise levels, acquisition and lifecycle costs.

         We believe that during the option portion of the contract, Kronos(TM) technology's ability to kill bacteria and other pathogens will be confirmed and expanded to a wide range of pathogens for space disinfection and bio-terrorist attacks. A unique ability of the Kronos(TM) technology is to kill all or almost all airborne pathogens regardless of their nature, genetic structure, robustness, or method of delivery.

         U.S. ARMY SBIR CONTRACT. In December 2001, Kronos Air Technologies was awarded an SBIR contract sponsored by the U.S. Army. This contract is potentially worth up to $850,000 in product development and testing support for Kronos Air Technologies. Phase I of the contract is worth up to $120,000 in funding to investigate and analyze the feasibility of the KronosTM technology to reduce humidity in heating, ventilation and air conditioning (HVAC) systems. Dehumidification is essential to making HVAC systems more energy efficient. Phase II of the contract is worth up to $730,000 in additional funding for product development and testing. In August 2002, the U.S. Army requested the company resubmit a detailed Phase II proposal for review in 2003. The Company is also evaluating other potential non-military market opportunities to commercialize dehumidification applications of the Kronos(TM) technology.

         PREMIER BUSINESS JET CONTRACT. In January 2003, Kronos extended its work into the transportation industry by signing a Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos(TM) devices will be designed and manufactured to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI).

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

         VALUATION OF GOODWILL, INTANGIBLE AND OTHER LONG-LIVED ASSETS. We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, the strategic significance of any identifiable intangible asset in our business objectives, as well as the market capitalization of Kronos. We have used certain key assumptions in building the cash flow projections required for evaluating the recoverablility of our intangible assets. We have assumed revenues from the following applications of the Kronos(TM) technology: consumer stand-alone devices, assisted care/skilled nursing stand-alone devices, embedded devices in the hospitality industry and in specialized military applications. Expenses/cash out flows in our projections include sales and marketing, production, distribution, general and administrative expenses, research and development expenses and capital expenditures. These expenses are based on management estimates and have been compared with industry norms (relative to sales) to determine their reasonableness. We use the same key assumptions for our cash flow evaluation as we do for internal budgeting, lenders and other third parties; therefore, they are internally and externally consistent with financial statement and other public and private disclosures. We are not aware of any negative implications resulting from the projections used for purposes of evaluating the appropriateness of the carrying value of these assets. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by Kronos. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, and utilization of the asset.

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

RESULTS OF OPERATIONS

         The Company's net loss from continuing operations for the three months ended December 31, 2002 was reduced by 62% to $473,000, compared with a net loss of $1.2 million for the corresponding period for the prior year. The decrease in the net loss was primarily the result of a 54% reduction in professional fees and consulting services and a 57% reduction in other selling general and administrative expenses. The Company's net loss from continuing operations for the six months ended December 31, 2002 was reduced 53% to $1.1 million, compared with a net loss of $2.3 million for the corresponding period for the prior year. The decrease in the net loss was primarily the result of a 55% reduction in professional fees and consulting services and a 47% reduction in other selling general and administrative expenses.

         REVENUE. Revenues are generated through sales of Kronos(TM) devices at Kronos Air Technologies, Inc. Revenue for the three months and six months ended December 31, 2002 was $210,000 and $318,000, respectively. Revenue of $40,000 and $65,000 was recorded during the corresponding periods of the prior year. These revenues were primarily from our HoMedics contracts, our U.S. Navy and U.S. Army Small Business Innovative Research contracts and our contract with Access Business Group.

         COST OF SALES. Cost of sales for the three months and six months ended December 31, 2002 was $33,000 and $125,000, compared to $40,000 and $50,000 for the corresponding periods in the prior year. Cost of sales is primarily research and development costs associated with our HoMedics contracts, our U.S. Navy and U.S. Army Small Business Innovative Research contracts and our contract with Access Business Group.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative expenses for the three months and six months ended December 31, 2002 was $0.7 million and $1.2 million, respectively compared to $1.2 million and $2.3 million for the corresponding periods in the prior year. The decrease is attributable to a reduction in professional fees and consulting services of $478,000 and $838,000 and a reduction in other selling general and administrative expenses of $61,000 and $69,000, respectively.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002

         Our total assets at December 31, 2002 were $2.3 million, compared with $2.4 million at June 30, 2002. Total assets at December 31, 2002 were comprised primarily of $2.1 million of patents/intellectual property. Total assets at June 30, 2002 were comprised primarily of $2.2 million of patents/intellectual property. Total current assets at December 31, 2002 and June 30, 2002 were $241,000 and $123,000, respectively, while total current liabilities for those same periods were $2.5 million and $1.8 million, respectively, creating a working capital deficit of $2.3 million and $1.7 million at each respective period end. This working capital deficit is primarily due to accrued expenses for compensation, management consulting and other professional services. Shareholders' equity as of December 31, 2002 and June 30, 2002 were $(1.1) million and $(0.4) million, respectively, representing a decrease of $0.7 million. The decrease in shareholders' equity is primarily the result of incurring a $1.1 million loss from continuing operations for the six months ended December 31, 2002, partially offset through the sale and issuance of $0.3 million of common stock.

LIQUIDITY AND CAPITAL RESOURCES

         Historically we have relied principally on the sale of common stock to finance our operations. We have recently signed a multi-million dollar, multi-year licensing agreement with HoMedics as well as a Small Business Innovative Research Phase II contract with the U.S. Navy and a development and acquisition agreement with a premier business jet manufacturer. Going forward, in addition to continued sales of common stock, we plan to rely on the proceeds from our HoMedics Licensing and Development Agreements, our Small Business Innovation Research (SBIR) contract with the U.S. Navy and our agreement with a premier business jet manufacturer, as well as other government contracts and grants, cash flow generated from the sale of Kronos(TM) devices and the execution of licensing agreements and other contracts with commercial customers. We have also entered into a common stock purchase agreement with Fusion Capital under which we have the right, subject to certain conditions, to draw down approximately $10,000 per day from the sale of common stock to Fusion Capital.

         Net cash flow used on operating activities was $130,000 for the current year six months. We were able to satisfy our cash requirements for this period through the issuance and sale of our common stock as well as from revenue on our HoMedics and U.S. Navy and Army SBIR contracts and our contract with Access Business Group.

         In July 2002, we entered into a Memorandum of understanding with Access Business Group under the terms of which we were to provide them with three working prototype Kronos(TM) devices for testing and evaluation for $45,000.

         In August 2002, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to the common stock purchase agreement, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. The $6.0 million of our common stock is to be purchased over a 30-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price of the shares of common stock will be equal to the lesser of (i) the lowest price of our common stock on the purchase date; or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive trading days prior to the date of a purchase by Fusion Capital. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital.

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

         In November 2002, Kronos Air Technologies and HoMedics executed a Development Agreement to provide Kronos with the financial resources necessary to complete commercialization of the Kronos(TM)-based consumer product line. Kronos is working with HoMedics and HoMedics' engineers, designers and manufacturers to complete the product line for sales and distribution.

         In November 2002, Kronos Air Technologies, Inc. and the United States Navy executed a Small Business Innovation Research Phase II contract to develop and demonstrate an advanced distributive air management system based on the patented Kronos(TM) technology. The 24-month contract is worth $581,000 with an option for an additional $144,000 in funding. Funding on Phase II commenced in December 2002.

         In January 2003, Kronos extended its work into the transportation industry by signing a prototype Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos(TM) devices will be designed and manufactured to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI).

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

         We have begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net operating loss of $473,000 and $1.1 million for the three months and six months ended December 31, 2002, respectively. We have incurred net losses from continuing operations of $3.5 million and $3.6 million for the fiscal years ended June 30, 2002 and 2001. We have incurred annual operating losses of $2.8 million, $9.9 million and $2.0 million, respectively, during the past three fiscal years of operation. As a result, at December 31, 2002 and June 30, 2002, we had an accumulated deficit of $15.8 million and $14.8 million, respectively. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of our Kronos(TM) technology. No assurances can be given when this will occur or that we will ever be profitable.

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

WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS

         At December 31, 2002, we had a working capital deficit of $2.3 million. At June 30, 2002, we had a working capital deficit of $1.7 million. The independent auditor's report for the years ended June 30, 2002 and June 30, 2001, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the years ended 2002, 2001 and 2000, we had an operating cash flow deficit of $1.5 million, $1.6 million and $0.3 million, respectively. We do not currently have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need additional funds to continue these operations and pay certain existing obligations.

THE SALE OF OUR COMMON STOCK TO FUSION CAPITAL MAY CAUSE DILUTION AND THE SALE OF THE SHARES OF COMMON STOCK ACQUIRED BY FUSION CAPITAL COULD CASE THE PRICE OF OUR COMMON STOCK TO DECLINE

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

         We have received one patent from the U.S. Patent and Trademark Office. We have four additional U.S. and four foreign patent applications pending. The validity and breadth of our intellectual property claims in ion wind generation and electrostatic fluid acceleration and control technology involve complex legal and factual questions and, therefore, may be highly uncertain. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.

POSSIBLE FUTURE IMPAIRMENT OF INTANGIBLE ASSETS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION

         Our net intangible assets of approximately $2.1 million and $2.2 million as of December 31 and June 30, 2002 relate only to the acquisition of Kronos Air Technologies, Inc. and consists principally of purchased patent technology and marketing intangibles. They comprise 88% and 94% of our total assets as of December 31 and June 30, 2002, respectively. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our tangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the inventor of the Kronos(TM) technology, or the ability to create a customer base for the sale or licensing of the Kronos(TM) technology.

         Although no events have occurred that would indicate that an impairment may exist with respect to these intangible assets, should an impairment occur, we would be required to recognize it in our financial statements. Since the intangible assets comprise 88% and 94% of out total assets as of December 31 and June 30, 2002, respectively, a write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On December 6, 2002, the Company authorized the issuance of 100,000 common shares, valued at $0.115 (the fair market value of our shares as of that date) at an aggregate value of $11,500, to Aperion Audio Inc. in exchange for extending the term of its note payments.

         On December 24, 2002, the Company authorized the issuance of 206,000 common shares, valued at $0.11 (the fair market value of our shares as of that date) at an aggregate value of $22,660, to TI, Inc. in exchange for taking the assignment of a note payable to a third party for $206,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 30, 2002 the Company's annual stockholders meeting was held in Boston, MA. There were two matters voted upon and each was passed by the stockholder vote. The matters, along with the results of the voting for each are as follows:

                 MATTER               VOTES FOR     VOTES AGAINST    ABSTENTIONS
--------------------------------------------------------------------------------
Change the name of the Company
to Kronos Advanced Technologies,
Inc.                                  42,411,330               0       2,846
Board of Directors for a 1 year
term:
  Daniel Dwight                       25,880,480      16,527,896       5,800
  Erik Black                          42,402,776           5,600       5,800
  James McDermott                     23,207,324      19,201,052       5,800
  Richard Papworth                    42,405,976           2,400       5,800
  Richard Tusing                      42,405,976           2,400       5,800

        There are no other directors whose term of office continued after the meeting.

ITEM 5.  EXHIBITS

EXHIBIT NO.     DESCRIPTION                                  LOCATION
-------------------------------------------------------------------------------------------------
2.1             Articles of Merger for Technology            Incorporated by reference to
                Selection, Inc. with the Nevada              Exhibit 2.1 to the Registrant's

EXHIBIT NO.     DESCRIPTION                                  LOCATION
-------------------------------------------------------------------------------------------------
                Secretary of State                           Registration Statement on Form
                                                             S-1 filed on August 7, 2001 (the
                                                             "Registration Statement")

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

EXHIBIT NO.     DESCRIPTION                                  LOCATION
-------------------------------------------------------------------------------------------------
                L. Fuhriman and Alan Thompson

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

EXHIBIT NO.     DESCRIPTION                                  LOCATION
-------------------------------------------------------------------------------------------------
10.17           Shareholders Agreement, dated September      Incorporated by reference to
                12, 2000, by and among TSET, Inc.,           Exhibit 10.17 to the
                Bryan Holbrook and EdgeAudio.com, Inc.       Registration Statement on Form
                                                             S-1 filed on August 7, 2001

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

10.27           Stock Option Agreement, dated April 9,       Incorporated by reference to
                2001, by and between TSET, Inc. and          Exhibit 10.27 to the

EXHIBIT NO.     DESCRIPTION                                  LOCATION
-------------------------------------------------------------------------------------------------
                Charles D. Strang                            Registration Statement on Form
                                                             S-1 filed on August 7, 2001

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

EXHIBIT NO.     DESCRIPTION                                  LOCATION
-------------------------------------------------------------------------------------------------
10.39           Indemnification Agreement, dated May 1,      Incorporated by reference to
                2001, by and between TSET, Inc. and          Exhibit 10.39 to the
                Richard F. Tusing                            Registration Statement on Form
                                                             S-1 filed on August 7, 2001

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

EXHIBIT NO.     DESCRIPTION                                  LOCATION
-------------------------------------------------------------------------------------------------
10.50           Agreement and Release, dated October         Incorporated by reference to
                10, 2001, by and between TSET, Inc. and      Exhibit 10.50 to the
                Jeffrey D. Wilson                            Registrant's Form 10-K for the
                                                             year ended June 30, 2001 filed
                                                             on October 15, 2001

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

10.53           Consulting Agreement effective               Incorporated by reference to
                October 1, 2001, by and among TSET,          Exhibit 10.53 to the Registrant's
                Inc., Steven G. Martin and Joshua            Form 10-Q for the quarterly
                B. Scheinfeld                                period ended December 31, 2001
                                                             filed on November 19, 2001

10.54           Letter Agreement dated November 13,          Incorporated by reference to
                2001 by and between TSET, Inc. and           Exhibit 10.54 to the Registrant's
                Fusion Capital Fund II, LLC                  Form 10-Q for the quarterly
                                                             period ended December 31, 2001
                                                             filed on November 19, 2001

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

10.56           Agreement, dated November 13, 2001           Incorporated by reference to Exhibit
                by and between TSET, Inc. and Fusion         10.56 to the Registrant's Amendment
                Capital Fund II, LLC                         No. 1 to Form S-1 filed on
                                                             August 2, 2002

10.57           Common Stock Purchase Agreement,             Incorporate by reference to Exhibit
                dated August 12, 2002 by and between         10.57 to the Registrant's Form S-1
                between TSET, Inc. and Fusion                filed on August 13, 2002
                Capital Fund II, LLC

10.58           Registration Rights Agreement, dated         Incorporated by reference to Exhibit
                August 12, 2002 by and between TSET,         10.58 to the Registrant's Form S-1
                Inc. and Fusion Capital Fund II, LLC         filed on August 13, 2002

10.59           Termination Agreement, dated                 Incorporated by reference to Exhibit
                August 12, 2002 by and between TSET,         10.59 to the Registrant's Amendment
                Inc. and Fusion Capital Fund II, LLC         No. 1 to Form S-1 filed on
                                                             September 16, 2002

EXHIBIT NO.     DESCRIPTION                                  LOCATION
-------------------------------------------------------------------------------------------------
11.1            Statement re:  Computation of Earnings       Not applicable

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

DATED:   FEBRUARY 7, 2003                  KRONOS ADVANCED TECHNOLOGEIS, INC.

                                           By: /S/ DANIEL R. DWIGHT
                                              ----------------------
                                           Daniel R. Dwight
                                           President and Chief Executive Officer


                                           By: /S/ RICHARD A. PAPWORTH
                                              ------------------------
                                           Richard A. Papworth
                                           Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Kronos Advanced Technologies, Inc. (the "Company") on Form 10-QSB for the quarter ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.




/S/ DANIEL R. DWIGHT
---------------------
Daniel R. Dwight
President and Chief Executive Officer



/S/ RICHARD A. PAPWORTH
-----------------------
Richard A. Papworth
Chief Financial Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

         I, Daniel R. Dwight, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Kronos Advanced Technologies, Inc.;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:    February 7, 2003                     By: /S/ DANIEL R. DWIGHT
                                                 ----------------------
                                              Daniel R. Dwight
                                              Chief  Executive Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

         I, Richard A. Papworth, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Kronos Advanced Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated  the  effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:    February 7, 2003                  By: /S/ RICHARD A. PAPWORTH
                                              -----------------------------
                                           Richard A. Papworth
                                           Chief Financial Officer and
                                           Principal Accounting Officer