Form 10QSB
period 2003-03-31
KRONOS ADVANCED TECHNOLOGIES INC
filed 2003-05-15
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                   Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                          COMMISSION FILE NO. 000-30191

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                       ----------------------------------

             (Exact name of registrant as specified in its charter)

           NEVADA                                        87-0440410
        -------------                                    ----------
(State of other jurisdiction                     (I.R.S. Employer Identification
of incorporation or organization)                          Number)

 464 Common Street, Suite 301, Belmont, MA                       02478
-------------------------------------------                    ----------
 (Address of principal executive offices)                      (Zip Code)


 Registrant's telephone number, including area code:         (617) 993-9965
-----------------------------------------------------      -------------------

(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.
      / / Yes   /X/ No

As of May 5, 2003, there were 54,527,565 shares outstanding of the issuer's common stock.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our condensed (unaudited) consolidated financial statements for the three months and nine months ended March 31, 2003.

            KRONOS ADVANCED TECHNOLOGIES, INC. (FORMERLY TSET, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                     MARCH 31,        JUNE 30,
                                                      2003             2002
                                                   (Unaudited)
                                                  --------------   -------------

ASSETS
CURRENT ASSETS
   Cash                                           $      13,555    $     21,510
   Accounts receivable, net                                 500             700
   Prepaids                                              36,453         101,029
                                                  --------------   -------------
             TOTAL CURRENT ASSETS                        50,508         123,239


PROPERTY AND EQUIPMENT                                   64,023          62,723
   Less: Accumulated Depreciation                       (43,571)        (33,348)
                                                  --------------   -------------
             NET PROPERTY AND EQUIPMENT                  20,452          29,375

OTHER ASSETS
   Intangibles                                        2,011,894       2,213,917

TOTAL ASSETS                                      $   2,082,854    $  2,366,531
                                                  ==============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

   Accrued expenses and payables to directors
     and officers                                 $   1,078,112    $    886,447
   Accounts payable                                     904,815         254,201
   Accrued expenses                                     175,924         100,797
   Deferred revenue                                     148,876               -
   Notes payable, current portion                       428,466         535,700
                                                  --------------   -------------
             TOTAL CURRENT LIABILITIES                2,736,193       1,777,145

LONG TERM LIABILITIES
   Notes payable                                        105,299         225,466
                                                  --------------   -------------

             TOTAL LIABILITIES                        2,841,492       2,002,610

REDEEMABLE WARRANTS                                     805,300         748,500

SHAREHOLDERS' EQUITY
   Common stock, authorized 500,000,000
     shares of $.001 par value                           50,292          43,938
   Capital in excess of par value                    14,897,686      14,371,113
   Deferred equity compensation                               -         (41,668)
   Retained earnings (Accumulated deficit)          (16,511,916)    (14,757,963)
                                                  --------------   -------------
             TOTAL SHAREHOLDERS' EQUITY              (1,563,937)       (384,579)
                                                  --------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   2,082,854    $  2,366,531
                                                  ==============   =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

            KRONOS ADVANCED TECHNOLOGIES, INC. (FORMERLY TSET, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                              MARCH 31,                    MARCH 31,
                                                              ---------                    ---------
                                                         2003          2002          2003             2002
                                                     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                     -----------    -----------    -----------    -----------
Sales                                                   $139,737    $        --       $457,899        $65,070

Cost of sales                                            100,719             --        226,022         50,070
                                                     -----------    -----------    -----------    -----------

Gross Profit                                              39,018             --        231,876         15,000

Selling, General and Administrative expenses
   Compensation and benefits                             143,642        141,261        409,376        401,115
   Research and development                               23,655         58,682        102,337        197,516
   Professional services                                 351,511        225,078      1,038,439      1,750,454
   Depreciation and amortization                          70,318         71,674        213,746        215,021
   Facilities                                             25,065         26,680         70,278         95,920
   Other selling general & administrative expenses        68,657         99,576        145,716        225,481
                                                     -----------    -----------    -----------    -----------

Total Selling, General and Administrative expenses       682,848        622,952      1,979,891      2,885,508
                                                     -----------    -----------    -----------    -----------

Net Operating Income (Loss)                             (643,830)      (622,952)    (1,748,015)    (2,870,508)

Other Income / (expense)                                       4             50        108,380          1,537

Interest Expense                                         (46,183)       (34,349)      (114,317)       (69,513)
                                                     -----------    -----------    -----------    -----------

Net Income (Loss) Before Taxes                          (690,008)      (657,250)    (1,753,952)    (2,938,484)

Provision for Taxes                                           --             --             --             --
                                                     -----------    -----------    -----------    -----------

Net Income (Loss) from continuing operations            (690,008)      (657,250)    (1,753,952)    (2,938,484)

Income (Loss) from discontinued operations, net of            --             --             --             --
  income tax of $0
Loss on disposal of discontinued operations, net
  of income tax of $0                                         --             --             --             --
                                                     -----------    -----------    -----------    -----------

Net Income (Loss)                                      $(690,008)     $(657,250)   $(1,753,952)   $(2,938,484)
                                                     ===========    ===========    ===========    ===========

Basic Earnings (Loss) Per Share

   Income (loss) from continuing operations                (0.01)         (0.03)         (0.04)         (0.08)
   Loss from discontinued operations                          --             --             --             --
                                                     -----------    -----------    -----------    -----------
        Net Income (loss)                                 $(0.01)        $(0.03)        $(0.04)        $(0.08)
                                                     ===========    ===========    ===========    ===========
Diluted Earnings (Loss) Per Share

   Income (loss) from continuing operations                (0.01)         (0.03)         (0.04)         (0.08)
   Loss from discontinued operations                          --             --             --             --
                                                     -----------    -----------    -----------    -----------
   Net Income (loss)                                      $(0.01)        $(0.03)        $(0.04)        $(0.08)
                                                     ===========    ===========    ===========    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

            KRONOS ADVANCED TECHNOLOGIES, INC. (FORMERLY TSET, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     FOR THE NINE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                         2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES                  (UNAUDITED)   (UNAUDITED)
                                                     --------------------------
  NET LOSS FROM CONTINUING OPERATIONS                $(1,753,952)  $(2,938,484)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    (USED IN) PROVIDED BY OPERATIONS
    Depreciation and amortization                        213,746       215,021
    Common stock issued for compensation/services        112,281       814,532

  CHANGE IN
    Inventory Assets                                           -             -
    Accounts receivable                                      200             -
    Prepaid expenses and other assets                     64,576      (176,502)
    Deferred revenue                                     148,876             -
    Accounts Payable                                     583,376       952,772
    Accrued Expenses and other liabilities               184,643       (56,626)
                                                     --------------------------
          NET CASH USED IN CONTINUING OPERATIONS        (446,254)   (1,189,286)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                   (1,300)            -
    Investment in patent protection                       (1,500)       15,795
    Investment in discontinued operations                      -       (84,014)
                                                     --------------------------
          NET CASH USED IN INVESTING ACTIVITIES           (2,800)      (68,219)
                                                     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                             668,500     1,234,607
    Proceeds from short-term borrowings                  218,889             -
    Repayments of short-term borrowings                 (446,290)            -
                                                     --------------------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES      441,099     1,234,607
                                                     --------------------------

NET (DECREASE) INCREASE IN CASH                           (7,955)      (22,898)

CASH

  BEGINNING OF PERIOD                                     21,510        32,619
                                                     --------------------------

  END OF PERIOD                                      $    13,555   $     9,721
                                                     ==========================


Supplemental schedule of non-cash investing and
  financing activities:
  Debt satisfied with stock                          $   206,000   $   100,000
                                                     ==========================

  Note payable issued in satisfaction of accrued
    liability                                        $             $   350,000
                                                     ==========================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

            KRONOS ADVANCED TECHNOLOGIES, INC. (FORMERLY TSET, INC.)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                        COMMON STOCK
                                                    ---------------------
                                                                                                                          TOTAL
                                                                                              RETAINED                    SHARE-
                                                                             CAPITAL IN       EARNINGS      DEFERRED      HOLDERS'
                                                                             EXCESS OF      (ACCUMULATED    EQUITY        EQUITY
                                                      SHARES      AMOUNT     PAR VALUE         DEFICIT)   COMPENSATION   (DEFICIT)
                                                    --------------------------------------------------------------------------------
BALANCE at June 30, 2002                            43,937,907    $43,938    $14,371,113    $(14,757,963)   $(41,668)     $(384,580)

  Shares issued in July 2002 for cash                  150,000        150         26,100                                     26,250

  Shares issued in August 2002 for cash                790,248        790        116,928                                    117,718

  Shares issued in September 2002 for cash             263,141        263         38,769                                     39,032

  Stock options granted at Sept 30, 2002 for
    consulting services                                                            5,674                                      5,674

  Costs associated with equity financing                                        (114,655)                                  (114,655)

  Amortization of deferred equity compensation                                                                15,624         15,624

  Net loss for the quarter ended September 30,
    2002                                                                                        (591,130)                  (591,130)
                                                    --------------------------------------------------------------------------------
BALANCE at September 30, 2002 (Unaudited)           45,141,296    $45,141    $14,443,929    $(15,349,093)   $(26,044)     $(886,067)

  Shares issued in October 2002 for cash             1,750,000      1,750        173,250                                    175,000

  Shares issued in November 2002 for cash              189,884        190         24,810                                     25,000

  Shares issued in December 2002 for cash              350,000        350         34,650                                     35,000

  Shares issued in December 2002 for debt
    reduction                                          306,000        306         33,854                                     34,160

  Stock options granted at December 31, 2002 for
    consulting services                                                            5,225                                      5,225

  Costs associated with equity financing                                         (75,000)                                   (75,000)

  Amortization of deferred equity compensation                                                                15,624         15,624

  Net loss for the quarter ended December 31,
    2002                                                                                        (472,814)                  (472,814)
                                                    --------------------------------------------------------------------------------
BALANCE at December 31, 2002 (Unaudited)            47,737,180    $47,737    $14,640,718    $(15,821,907)   $(10,420)   $(1,143,872)

  Shares issued in January 2003 for cash             1,000,000      1,000         99,000                                    100,000

  Shares issued in February 2003 for cash              850,000        850         84,150                                     85,000

  Shares issued in March 2003 for cash                 704,811        705         73,263                                     73,968

  Costs associated with equity financing                                          (1,400)                                    (1,400)

  Stock options granted at March 31, 2003 for
    consulting services                                                            1,955                                      1,955

  Amortization of deferred equity compensation                                                                10,420         10,420

  Net loss for the quarter ended March 31, 2003                                                 (690,008)                  (690,008)
                                                    --------------------------------------------------------------------------------
BALANCE at March 31, 2003 (Unaudited)               50,291,991    $50,292    $14,897,686    $(16,511,915)   $      -    $(1,563,937)
                                                    ================================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

               KRONOS ADVANCED TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ACCOUNTING MATTERS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three-month and nine-month periods ended March 31, 2003 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2003.

These financial statements are those of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Aperion Audio, Inc. is disclosed as discontinued operations from July 1, 2001 to June 7, 2002 (the date of disposal) in these financial statements.

The accompanying financial statements should be read in conjunction with the Kronos Advanced Technologies, Inc. Form 10-KSB for the fiscal year ended June 30, 2002 filed on September 28, 2002, the Form 10-QSB for the quarter ended September 30, 2002 filed on November 14, 2002, and the Form 10-QSB for the quarter ended December 31, 2002 filed on February 14, 2003. This filing, including the accompanying financial statements, have not been reviewed by independent certified public accountants.

RECENT ACCOUNTING PRONOUNCEMENTS. In August 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit, or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company believes the adoption of SFAS 146 will have no significant impact on its financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An Amendment of SFAS No. 123" ("SFAS 148"). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company believes the adoption of SFAS 148 will have no significant impact on its financial statements. This statement is effective for interim periods beginning after December 15, 2002 and for fiscal years ending after December 15, 2002.


NOTE 2 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at March 31, 2003 and June 30, 2002 are as follows:

                                              March 31, 2003
                                                (Unaudited)        June 30, 2002
                                              --------------       -------------

Benefit from carryforward of capital and       $3,773,288           $3,115,886
  net operating losses

Other temporary differences                       221,381              220,332
Less:
  Valuation allowance                          (3,994,669)          (3,376,218)

Net deferred tax asset                         $        -          $         -
                                               ===========         ============

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

                                                            MARCH 31, 2003
                                                              (UNAUDITED)            JUNE 30, 2002
                                                          ---------------------  ----------------------
                                                                          % OF                   % OF
                                                                         PRE-TAX                PRE-TAX
                                                            AMOUNT        LOSS     AMOUNT        LOSS
                                                          ------------   ------- -----------    --------
Benefit for income tax at federal statutory rate          $ 596,344      34.0%   $1,377,158      34.0%
Benefit for income tax at state statutory rate               34,960       2.0%       94,927       2.0%
Non-deductible expenses                                     (12,853)     (0.7)%    (111,274)     (4.0)%
Acquired NOL and other                                            -       0.0%      248,489       8.9%
Increase in valuation allowance                            (618,451)    (35.3)%  (1,609,296)    (40.9)%
                                                          ----------    ------- ------------    -------
                                                          $       -       0.0%  $         -       0.0%
                                                          ==========    ======= ============    =======


The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

The Company has filed all of its federal and state income tax returns for all years through June 30, 2002. The Company is current on all income tax filings. At March 31, 2003, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $7.0 million of unused Federal net operating losses, $2.3 million of capital losses and $4.8 million of unused State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2022 and could be subject to limitations if significant ownership changes occur in the Company.


NOTE 3 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Company licenses, manufactures and distributes air movement and purification devices utilizing the KronosTM technology. All other segments have been disposed of or discontinued. For the nine months ended March 31, 2003, the Company operated only in the U.S.


NOTE 4 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 49,132,902 and 37,563,025 for the three months ended March 31, 2003 and 2002, respectively and 46,877,432 and 35,836,735 for the nine months ended March 31, 2003 and 2002, respectively.

As of March 31, 2003, there were outstanding options to purchase 10,187,775 shares of the Company's common stock and outstanding warrants to purchase 2,300,000 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of March 31, 2002, there were outstanding options and warrants to purchase 6,563,575 and 1,900,000 shares, respectively, of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.


NOTE 5 - DISCONTINUED OPERATIONS

The Company's consolidated financial statements for all periods have been reclassified to report separately results of operations and operating cash flows from continuing operations and the discontinued operations. The net revenues are included in the financial statements under Net Income (Loss) from Discontinued Operations. Operating results of discontinued operations for the nine-months ended March 31, 2002 are as follows:

                  OPERATING RESULTS OF DISCONTINUED OPERATIONS:

                              OPERATING RESULTS OF
                            DISCONTINUED OPERATIONS:
                        ---------------------------------
                            FOR THE NINE MONTHS ENDED
                                   MARCH 31,
                        ---------------------------------
                                      2002
                        ---------------------------------

                                  APERION AUDIO
                        ---------------------------------

Sales                                                  $733,183
Cost of sales                                          (273,282)
Depreciation and amortization                            (9,927)
General and administrative                             (545,964)
                                                    ------------
Operating income (loss)                                 (95,990)


Other income                                             22,217
Interest expense                                        (25,584)
Provision for future operating losses                    79,485
Minority interest                                        19,871
                                                    ------------
Income (Loss) pre-tax                                         0

Income taxes (benefits)                                       -
                                                    ------------

Loss from discontinued operations                            $0
                                                    ============


NOTE 6 - NOTES PAYABLE

The Company had the following notes payable obligations at December 31 and June 30, 2002:

                                           MARCH 31, 2003    JUNE 30, 2002
                                           --------------    -------------
   (1) Obligations to Fusion Capital          $      --       $  123,000
   (2) Obligation to Aperion Audio               95,466          200,466
   (3) Obligation to Jeff Wilson                212,890          360,000
   (4) Obligation to the Eagle Rock Group       123,000           70,000
   (5) Obligations to others                     45,000            7,700
   (6) Obligations under capital leases          57,409               --
                                              ---------       ----------
       Total Notes Payable                      533,765          761,166
Current portions:
       Obligations to Fusion Capital                 --          123,000
       Obligation to Aperion Audio               95,466          205,000
       Obligation to Jeff Wilson                165,000          130,000
       Obligation to the Eagle Rock Group       123,000           70,000
       Obligations to others                     45,000            7,700
                                              ---------       ----------
       Total current portion                    428,466          535,700
                                              ---------       ----------
Total long term obligations net of
       current portion                          105,299          225,466
                                              =========       ==========

(1) This is a non-interest bearing demand obligation and is only outstanding until Fusion Capital purchases enough common stock from the Company to eliminate the advance position.

(2)  This is a non-interest bearing note with monthly payments of $15,000.

(3) This note is to a former officer and director and bears interest at 12%. The note calls for quarterly payments of at least $10,000 until the principal and interest are paid in full.

(4) This note bears interest at a rate of 12%. The payment terms are interest only and the principal was due on March 1, 2003. The Note was subsequently paid off in full in May 2003.

(5)  This is a non-interest bearing obligation with monthly payments of $5,000.

(6)  See Note 7 - Capital Leases

NOTE 7 - CAPITAL LEASES


The Company entered into a capital lease for the purpose of purchasing equipment used in the research center. Certain Officers of the Company personally guaranteed the capital lease if the Company does not full fill its terms of the lease obligations. The following are the details of the assets leased at March 31, 2003 and June 30, 2002 and the future minimum lease payments for such leases.

                                 CAPITAL LEASES
                    GROSS ASSETS AND ACCUMULATED AMORTIZATION
--------------------------------------------------------------------------------

                                           March 31,            June 30,
                                             2003                2002
                                          -----------           --------
Type of property

     Electronic equipment                 $  32,121              $   -
     Software                                25,288                  -
     Other                                    5,167                  -
                                          ---------              -----
         Total                               62,576                  -
Less:  Accumulated amortization                   -                  -
                                          ---------              -----
     Capital leases, net                  $  62,576              $   -
                                          =========              =====


                        MINIMUM FUTURE LEASE PAYMENTS AND
                PRESENT VALUES OF THE NET MINIMUM LEASE PAYMENTS

 Year ended
 June 30,
--------------------------- -------------------------------------------------

           2003                                                  $  9,302
           2004                                                    23,256
           2005                                                    23,256
           2006                                                    18,604

                                                                 --------
        Total minimum lease payments                               74,418

 Less:  Executory costs                                               674
                                                                 --------

        Net minimum lease payments                                 73,744

 Less:  Imputed interest                                           11,168

                                                                 --------
        Present value of net minimum lease payments              $ 62,576
                                                                 =========


NOTE 8 - CONSULTING AGREEMENTS

In July 2001, the Company signed a six-month agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group was retained by Kronos Advanced Technologies team to fully develop and capitalize the Kronos(TM) technology. Pursuant to the agreement that the Company entered into with The Eagle Rock Group, the Company issued to The Eagle Rock Group a ten-year warrant granting them the right to purchase 1,400,000 shares of the Company's common stock at an exercise price of $0.68 per share. The warrants immediately vested and are non-forfeitable. The warrant was valued at $686,000 using the Black-Scholes option valuation model and was initially recorded as deferred equity compensation and amortized into current period professional services expense at a rate of $137,200 per month over the term of the agreement. Amortization for the year ended June 30, 2002 was $686,000. The shares underlying the warrant have piggy-back and demand registration rights, as well as subscription rights in the event that the Company issues any rights to all of its stockholders to subscribe for shares of the Company's common stock. In addition, the warrant contains redemption rights in the event that the Company enters into a transaction that results in a change of control of the Company.

In October 2001, the Company entered into a 15-month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin, principals of Fusion Capital, for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 1, 2001 as the share grant was non-forfeitable and fully vested on that date. The stock was valued on that date at $0.28 a share (the closing price for the Company's common stock on the measurement date). The stock issuance has been recorded as a prepaid consulting fee and was being amortized to Professional Fee Expense ratably over the 15-month term of the contract. During the three and nine month periods ending March 31, 2003, the Company recognized professional services expenses of $0 and $40,000, respectively under this agreement compared with $20,000 and $40,000 for the three and nine month periods ended March 31, 2002.

In March 2002, the Company entered into a 12-month consulting agreement with The Eagle Rock Group. Pursuant to the agreement, the Company issued a note for the outstanding balance of $120,000 due to The Eagle Rock Group. The note was due on March 1, 2003 and beared interest at the rate of 12% per annum. The Note was subsequently paid off in full in May 2003. The Company also granted The Eagle Rock Group a 10 year warrant for up to 2,000,000 shares. The warrant contains redemption rights in the event that the Company enters into a transaction that results in a change of control of the Company. Of this, 500,000 shares were earned over a period of 12 months. The exercise price of the initial 500,000 warrants is $0.42 for 250,000 warrants and $0.205 (the closing price of the Company's common stock on March 1, 2002) for 250,000 warrants. These warrants are irrevocable and are fully vested. The measurement date is March 1, 2002 as the warrants are fully vested and non-forfeitable on that date. The value assigned to these warrants is $62,500 and was determined using the Black-Scholes option valuation model. The 500,000 warrants are for general consulting services for a 12-month period. The $62,500 was expensed ratably over the term of the consulting contract. The remainder of the shares could have been earned contingent upon the occurrence of various events that did not occurred before the contract expired, with one exception. In October 2002, 400,000 warrants were earned when the Company secured a contract with consumer-oriented distribution organization HoMedics. The exercise price for these warrants is $0.145 (the closing price of the Company's common stock on October 22, 2003. These warrants are irrevocable and are fully vested. The measurement date is October 22, 2002 as the warrants are fully vested and non-forfeitable on that date. The value assigned to these warrants is $56,800 and was determined using the Black-Scholes option valuation model. The Company recognized this amount as consulting expense in the quarter ended December 31, 2002. During the three and nine month periods ending March 31, 2003, the Company recognized professional services expenses of $10,000 and $98,000, respectively, under these agreements compared with $5,000 and $691,000 for the comparable periods in the prior year.


NOTE 9 - SUBSEQUENT EVENTS

In May 2003, Kronos entered into an agreement with a strategic customer, HoMedics, Inc., for $3.5 million in secured debt financing. $2.5 million was advanced to Kronos upon execution of the agreement and $1.0 million will be advanced upon the start of production for the Kronos-based air purification product line to be marketed and distributed by HoMedics. These loans are secured by a lien on substantially all of the Kronos assets, including Kronos' intellectual property. As previously announced, Kronos Air Technologies, Inc., a wholly owned subsidiary of Kronos Advanced Technologies, Inc., and HoMedics executed a multiyear, multi-million-dollar licensing agreement to bring Kronos(TM) proprietary technology to the consumer under an exclusive agreement for North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on patented Kronos(TM) technology.

This funding should assist Kronos to rapidly complete its transition from a development company to an operating entity generating revenue from sale of mass produced Kronos-based products. The terms of the debt include an annual cash interest rate of six percent and a five year term with no payments required for the first twelve months. Proceeds will be used by Kronos to meets its current commitments, including customer commitments in the consumer, military and transportation marketplaces, as well as expansion into additional revenue generating applications for the Kronos technology. In connection with this transaction, Kronos issued a warrant for 6,746,171 shares of Kronos common stock at an exercise price of $0.10 per share. Such warrant vested immediately. Kronos also issued an additional warrant for 6,746,171 shares of Kronos common stock at an exercise price of $0.10 per share. The second warrant is not presently exercisable and becomes exercisable only if (1) the Company does not prepay the entire amount of principal and interest due under the Notes by November 2005;
(2) the Company goes in default under any of the  investment  documents,  or (3)
Kronos does not earn prior to November 2005, revenues (as defined in the agreement) in an aggregate amount equal to or greater than $3,500,000. The warrants are subject to certain anti-dilution provisions. A more detailed description of the transaction is available in a Report on Form 8-K filed with the Securities and Exchange Commission.

Kronos and HoMedics plan to expand their relationship into other consumer products on a global basis. Kronos and HoMedics will seek to market and sell the Kronos-based HoMedics air purification product line globally. Kronos and HoMedics will also seek to develop, market and sell globally other Kronos-based products.

In May 2003, the Company executed a Acquisition and Settlement Agreement and Mutual Release to acquire intellectual property rights from High Voltage Integrated, LLC and settled outstanding disputes with Ingrid Fuhriman; Robert Fuhriman II; Alan Thomson, High Voltage Integrated, LLC and Emprise, LLC. Intellectual Property rights acquired include all technology rights owned by High Voltage Integrated, LLC as related to "Electron Wind Technology", specifically including rights to "micro technology, computers and fuel cells". Kronos Air Technologies, Inc., Kronos Advanced Technologies, Inc. and Dr. Igor Krichtafovitch settled all disputes known and unknown with former Kronos Air Technologies Inc. management Ingrid Fuhriman; Robert Fuhriman II; Alan Thomson and with High Voltage Integrated, LLC and Emprise, LLC.

In May 2003, the Company's Chief Technology Officer and inventor of the Kronos(TM) technology, Dr. Igor Krichtafovitch, agreed with the Company to release all his ownership and intellectual property rights held by High Voltage Integrated, LLC. In exchange for this release, the Company executed a two year, renewable Employment Agreement with Dr. Krichtafovitch and a settlement agreement that included 500,000 restricted shares of common stock.

In May 2003 at the request of the U.S. Army, Kronos re-submitted a Phase II Small Business Innovation Research proposal for review in 2003. Phase I of the contract was worth $120,000 in funding to investigate and analyze the feasibility of the Kronos(TM) technology to reduce humidity in heating, ventilation and air conditioning (HVAC) systems. Dehumidification is essential to making HVAC systems more energy efficient. Phase II of the contract is worth up to $730,000 in additional funding for product development and testing. The Phase II proposal was submitted after Kronos completed additional prototype testing requested by the U.S. Army.


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

Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

1. In December 2001, Kronos Air Technologies was awarded an SBIR contract sponsored by the U.S. Army. This contract is potentially worth up to $850,000 in product development and testing support for Kronos Air Technologies. Phase I of the contract was worth $120,000 in funding to investigate and analyze the feasibility of the Kronos(TM) technology to reduce humidity in heating, ventilation and air conditioning (HVAC) systems. Dehumidification is essential to making HVAC systems more energy efficient. Phase II of the contract is worth up to $730,000 in additional funding for product development and testing. In May 2003 at the request of the U.S. Army, the Company resubmitted a detailed Phase II proposal for review in 2003.

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

7. In May 2003, Kronos entered into an agreement with a strategic customer, HoMedics USA, Inc., for $3.5 million in secured debt financing. $2.5 million was advanced to Kronos upon execution of the agreement and $1.0 million will be advanced upon the start of production for the Kronos-based air purification product line to be marketed and distributed by HoMedics. These loans are secured by a lien on substantially all of Kronos' assets, including Kronos' intellectual property. As previously announced, Kronos Air Technologies, Inc., a wholly owned subsidiary of Kronos Advanced Technologies, Inc., and HoMedics executed a multiyear, multi-million-dollar licensing agreement to bring Kronos(TM) proprietary technology to the consumer under an exclusive agreement for North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on patented Kronos(TM) technology.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

None.

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

STANDALONE PLATFORM.

HOMEDICS CONTRACT. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a multiyear, multi-million-dollar Licensing Agreement to bring Kronos(TM) proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on patented Kronos(TM) technology. In May 2003, Kronos and HoMedics agreed to negotiate the expansion of our relationship into additional Kronos-based stand-alone consumer products, including fans, heaters, humidifiers and dehumidifiers.

The initial term of the agreement is three and one half years with the option to extend the agreement for six additional years. Kronos will be compensated through an initial royalty payment and ongoing quarterly royalty payments based on a percentage of sales. HoMedics will pay minimum royalty payments of at least $2 million during the initial term and on-going royalty payments to extend the agreement indefinitely. Kronos will retain full rights to all of its intellectual property.

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

U.S. ARMY SBIR CONTRACT. In December 2001, Kronos Air Technologies was awarded an SBIR contract sponsored by the U.S. Army. This contract is potentially worth up to $850,000 in product development and testing support for Kronos Air
Technologies. Phase I of the contract was worth $120,000 in funding to investigate and analyze the feasibility of the Kronos(TM) technology to reduce humidity in heating, ventilation and air conditioning (HVAC) systems. Dehumidification is essential to making HVAC systems more energy efficient. Phase II of the contract is worth up to $730,000 in additional funding for product development and testing. In May 2003 at the request of the U.S. Army, the Company resubmit a detailed Phase II proposal for review.

PREMIER BUSINESS JET CONTRACT. In January 2003, Kronos extended its work into the transportation industry by signing a Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos(TM) devices will be designed and manufactured to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI). The Company has initiated the next phase of design and development based on the customer's specific product application requirements.

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

RESULTS OF OPERATIONS

The Company's net loss from continuing operations for the three months ended March 31, 2003 increased by 5% to $690,000, compared with a net loss of $657,000 for the corresponding period for the prior year. The increase in the net loss was primarily the result of a $126,000 increase in professional fees and consulting services offset by $35,000 and $30,000 reductions in research and development and other selling general and administrative expenses, respectively. The Company's net loss from continuing operations for the nine months ended March 31, 2003 was reduced 40% to $1.8 million, compared with a net loss of $2.9 million for the corresponding period for the prior year. The decrease in the net loss was primarily the result of a $712,000 reduction in professional fees and consulting services.

REVENUE. Revenues are generated through sales of Kronos(TM) devices at Kronos Air Technologies, Inc. Revenue for the three months and nine months ended March 31, 2003 was $140,000 and $458,000, respectively. Revenue of $0 and $65,000 was recorded during the corresponding periods of the prior year. These revenues were primarily from our HoMedics contracts, our U.S. Navy and U.S. Army Small Business Innovative Research contracts, our contract with a leading business jet manufacturer and our contract with Access Business Group.

COST OF SALES. Cost of sales for the three months and nine months ended March 31, 2003 was $101,000 and $226,000, compared to $0 and $50,000 for the corresponding periods in the prior year. Cost of sales is primarily research and development costs associated with our HoMedics contracts, our U.S. Navy and U.S. Army Small Business Innovative Research contracts, our contract with a leading business jet manufacturer and our contract with Access Business Group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative expenses for the three months ended March 31, 2003 was $683,000 compared to $623,000 for the corresponding period in the prior year. The increase is attributable to an increase in professional fees and consulting services of $126,000 offset by $35,000 and $30,000 reductions in research and development and other selling general and administrative expenses, respectively. Selling, General and Administrative expenses for the nine months ended March 31, 2003 was $2.0 million compared to $2.9 million for the corresponding period in the prior year. The decrease is attributable to decreases in professional fees and consulting services of $712,000, research and development expenses of $95,000 and other selling general and administrative expenses of $80,000.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2003

Our total assets at March 31, 2003 were $2.1 million, compared with $2.4 million at June 30, 2002. Total assets at March 31, 2003 were comprised primarily of $2.0 million of patents/intellectual property. Total assets at June 30, 2002 were comprised primarily of $2.2 million of patents/intellectual property. Total current assets at March 31, 2003 and June 30, 2002 were $51,000 and $123,000, respectively, while total current liabilities for those same periods were $2.7 million and $1.8 million, respectively, creating a working capital deficit of $2.7 million and $1.7 million at each respective period end. This working capital deficit is primarily due to accrued expenses for compensation, management consulting and other professional services. Subsequent to the March 31, 2003, the Company addressed this deficit by securing $3.5 million in secured debt financing from a strategic customer, HoMedics, Inc. Shareholders' equity as of March 31, 2003 and June 30, 2002 were $(1.6) million and $(0.4) million, respectively, representing a decrease of $1.2 million. The decrease in shareholders' equity is primarily the result of incurring a $1.8 million loss from continuing operations for the nine months ended March 31, 2003, partially offset through the sale and issuance of $0.5 million of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Historically we have relied principally on the sale of common stock to finance our operations. We have recently signed a $3.5 million loan agreement and a multi-million dollar, multi-year licensing agreement with HoMedics, as well as a Small Business Innovative Research Phase II contract with the U.S. Navy and a development and acquisition agreement with a premier business jet manufacturer. Going forward, in addition to continued sales of common stock, we plan to rely on the proceeds from our HoMedics Licensing Development and Loan Agreements, our Small Business Innovation Research (SBIR) contract with the U.S. Navy and our agreement with a premier business jet manufacturer, as well as other government contracts and grants, cash flow generated from the sale of Kronos(TM) devices and the execution of licensing agreements and other contracts with commercial customers. We have also entered into a common stock purchase agreement with Fusion Capital under which we have the right, subject to certain conditions, but not the requirement to draw down approximately $10,000 per day from the sale of common stock to Fusion Capital.

Net cash flow used on operating activities was $446,000 for the current year nine months. We were able to satisfy our cash requirements for this period through the issuance and sale of our common stock as well as from revenue on our HoMedics and U.S. Navy and Army SBIR contracts, our contract with a leading business jet manufacturer and our contract with Access Business Group.

In July 2002, we entered into a Memorandum of understanding with Access Business Group under the terms of which we were to provide them with three working prototype Kronos(TM) devices for testing and evaluation for $45,000.

In August 2002, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to the common stock purchase agreement, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. The $6.0 million of our common stock is to be purchased over a 30-month period, subject to a nine-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price of the shares of common stock will be equal to the lesser of (i) the lowest price of our common stock on the purchase date; or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive trading days prior to the date of a purchase by Fusion Capital. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital.

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

In May 2003, Kronos entered into an agreement with a strategic customer, HoMedics, Inc., for $3.5 million in secured debt financing. $2.5 million was advanced to Kronos upon execution of the agreement and $1.0 million will be advanced upon the start of production for the Kronos-based air purification product line to be marketed and distributed by HoMedics. These loans are secured by a lien on substantially all of Kronos' assets, including Kronos' intellectual property. In connection with this transaction, Kronos issued a warrant for 6,746,171 shares of Kronos common stock at an exercise price of $0.10 per share. Such warrant vested immediately. Kronos also issued an additional warrant for 6,746,171 shares of Kronos common stock at an exercise price of $0.10 per share. The second warrant is not presently exercisable and becomes exercisable only if
(1) the Company does not prepay the entire amount of principal and interest due under the notes by November 2005; (2) the Company goes in default under any of the investment documents, or (3) Kronos does not earn prior to November 2005, revenues (as defined in the agreement) in an aggregate amount equal to or greater than $3,500,000. The warrants are subject to certain anti-dilution provisions. A more detailed description of the transaction is available in a Report on Form 8-K filed with the Securities and Exchange Commission. As previously announced, Kronos Air Technologies, Inc., a wholly owned subsidiary of Kronos Advanced Technologies, Inc., and HoMedics executed a multiyear, multi-million-dollar licensing agreement to bring Kronos(TM) proprietary technology to the consumer under an exclusive agreement for North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on patented Kronos(TM) technology.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO
 CONTINUE FOR THE FORESEEABLE FUTURE

We have begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net operating loss of $690,000 and $1.8 million for the three months and nine months ended March 31, 2003, respectively. We have incurred net losses from continuing operations of $3.5 million and $3.6 million for the fiscal years ended June 30, 2002 and 2001. We have incurred annual operating losses of $2.8 million, $9.9 million and $2.0 million, respectively, during the past three fiscal years of operation. As a result, at March 31, 2003 and June 30, 2002, we had an accumulated deficit of $16.5 million and $14.8 million, respectively. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of our Kronos(TM) technology. No assurances can be given when this will occur or that we will ever be profitable.

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

WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE
 WILL NOT BE ABLE TO CONTINUE OPERATIONS

At March 31, 2003, we had a working capital deficit of $2.7 million. At June 30, 2002, we had a working capital deficit of $1.7 million. The independent auditor's report for the years ended June 30, 2002 and June 30, 2001, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the years ended 2002, 2001 and 2000, we had an operating cash flow deficit of $1.5 million, $1.6 million and $0.3 million, respectively. We do not currently have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need additional funds to continue these operations and pay certain existing obligations.

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

We have received one patent from the U.S. Patent and Trademark Office. We have five additional U.S. and six foreign patent applications pending. The validity and breadth of our intellectual property claims in ion wind generation and electrostatic fluid acceleration and control technology involve complex legal and factual questions and, therefore, may be highly uncertain. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.

POSSIBLE FUTURE IMPAIRMENT OF INTANGIBLE ASSETS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION

Our net intangible assets of approximately $2.0 million and $2.2 million as of March 31, 2003 and June 30, 2002 relate only to the acquisition of Kronos Air Technologies, Inc. and consists principally of purchased patent technology and marketing intangibles. They comprise 97% and 94% of our total assets as of March 31, 2003 and June 30, 2002, respectively. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our tangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the inventor of the Kronos(TM) technology, or the ability to create a customer base for the sale or licensing of the Kronos(TM) technology.

Although no events have occurred that would indicate that an impairment may exist with respect to these intangible assets, should an impairment occur, we would be required to recognize it in our financial statements. Since the intangible assets comprise 97% and 94% of out total assets as of March 31, 2003 and June 30, 2002, respectively, a write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Acquisition and Settlement Agreement and Mutual Release, executed and effective May 9, 2003 between: Ingrid Fuhriman; Robert Fuhriman II; Alan Thomson; High Voltage Integrated, LLC ("HVI"); Emprise, LLC; Dr. Igor Krichtafovitch; Kronos Air Technologies, Inc.; and Kronos Advanced Technologies, Inc, settled all disputes known and unknown between Fuhriman, Fuhriman, Thomson, HVI and Emprise with Kronos Air Technologies, Kronos Advanced Technologies and Dr. Igor Krichtafovitch. In connection with the acquisition of certain intellectual property the Company will pay HVI $270,000 in $30,000 quarterly installments and issued 2,790,000 restricted shares of Kronos common stock. In settlement of all the disputes known and unknown among the parties Kronos paid HVI $30,000.

On May 9, 2003, the Company's Chief Technology Officer and inventor of the Kronos(TM) technology, Dr. Igor Krichtafovitch, agreed with the Company to release all his ownership and intellectual property rights held by High Voltage Integrated, LLC. In exchange for this release, the Company executed a two year, renewable employment agreement with Dr. Krichtafovitch and a settlement agreement that included 500,000 restricted shares of common stock.

There are no known legal proceedings against Kronos Air Technologies, Inc. or Kronos Advanced technologies, Inc.

Kronos Air Technologies and Kronos Advanced Technologies do not have any filed legal claims against any other party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. EXHIBITS


EXHIBIT
NO.     DESCRIPTION                             LOCATION
--------------------------------------------------------------------------------

2.1     Articles of Merger for Technology       Incorporated by reference to
        Selection, Inc. with the Nevada         Exhibit 2.1 to the Registrant's
        Secretary of State                      Registration Statement on Form
                                                S-1 filed on August 7, 2001
                                                (the "Registration Statement")

EXHIBIT
NO.     DESCRIPTION                             LOCATION
--------------------------------------------------------------------------------

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

10.4    Agreement, dated February 5, 2000, by   Incorporated by reference to
        and between DiAural,                    LLC and Exhibit 10.4 to the
        EdgeAudio, LLC                          Registration Statement on Form
                                                S-1 filed on August 7, 2001

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

EXHIBIT
NO.     DESCRIPTION                             LOCATION
--------------------------------------------------------------------------------
        L. Fuhriman and Alan Thompson

10.7    Letter of Intent, dated April 18,       Incorporated by reference to
        2000, by and between TSET, Inc. and     Exhibit 10.7 to the Registration
        EdgeAudio.com, Inc.                     Statement on Form S-1 filed on
                                                August 7, 2001

10.8    Lease Agreement, dated May 3, 2000,     Incorporated by reference to
        by and between Kronos Air               Exhibit 10.8 to the Registration
        Technologies, Inc. and TIAA Realty,     Statement on Form S-1 filed on
        Inc.                                    August 7, 2001

10.9    Agreement and Plan of Reorganization,   Incorporated by reference to
        dated May 4, 2000, by and among TSET,   Exhibit 10.9 to the Registration
        Inc., EdgeAudio.com, Inc., LYNK         Statement on Form S-1 filed on
        Enterprises, Inc., Robert Lightman, J.  August 7, 2001
        David Hogan, Eric Alexander and Eterna
        Internacional, S.A. de C.V.

10.10   Letter Agreement, dated May 4, 2000,    Incorporated by reference to
        by and between TSET, Inc. and Cancer    Exhibit 10.10 to the
        Detection International, LLC            Registration Statement on Form
                                                S-1 filed on August 7, 2001

10.11   Employment Agreement, dated May 19,     Incorporated by reference to
        2000, by and between TSET, Inc. and     Exhibit 10.11 to the
        Richard A. Papworth                     Registration Statement on Form
                                                S-1 filed on August 7, 2001

10.12   Finders Agreement, dated August 21,     Incorporated by reference to
        2000, by and among TSET, Inc.,          Exhibit 10.12 to the
        Richard F. Tusing and                   Registration Statement on Form
        Daniel R. Dwight                        S-1 filed on August 7, 2001

10.13   Contract Services Agreement, dated      Incorporated by reference to
        June 27, 2000, by and between Chinook   Exhibit 10.13 to the
        Technologies, Inc. and Kronos Air       Registration Statement on Form
        Technologies, Inc.                      S-1 filed on August 7, 2001

10.14   Letter of Intent, dated July 17, 2000,  Incorporated by reference to
        by and between Kronos Air               Exhibit 10.14 to the
        Technologies, Inc. and Polus            Registration Statement on Form
        Technologies, Inc.                      S-1 filed on August 7, 2001

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

EXHIBIT
NO.     DESCRIPTION                             LOCATION
--------------------------------------------------------------------------------
10.17   Shareholders Agreement, dated           Incorporated by reference to
        September 12, 2000, by and among        Exhibit 10.17 to the
        TSET, Inc., Bryan Holbrook and          Registration Statement on Form
        EdgeAudio.com, Inc.                     S-1 filed on August 7, 2001

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

EXHIBIT
NO.     DESCRIPTION                             LOCATION
--------------------------------------------------------------------------------
10.28   Stock Option Agreement, dated April 9,  Incorporated by reference to
        2001, by and between TSET, Inc. and     Exhibit 10.28 to the
        Richard A. Papworth                     Registration Statement on Form
                                                S-1 filed on August 7, 2001

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

10.34   Letter Agreement, dated April 10,       Incorporated by reference to
        2001, by and between TSET, Inc. and     Exhibit 10.34 to the
        Richard A. Papworth                     Registration Statement on Form
                                                S-1 filed on August 7, 2001

10.35   Letter Agreement, dated April 12,       Incorporated by reference to
        2001, by and between TSET, Inc. and     Exhibit 10.35 to the
        Daniel R. Dwight and Richard F.         Registration Statement on Form
        Tusing                                  S-1 filed on August 7, 2001

10.36   Finders Agreement, dated April 20,      Incorporated by reference to
        2001, by and between TSET, Inc. and     Exhibit 10.36 to the
        Bernard Aronson, d/b/a Bolivar          Registration Statement on Form
        International Inc.                      S-1 filed on August 7, 2001

10.37   Indemnification Agreement, dated        Incorporated by reference to
        May 1, 2001, by and between TSET, Inc.  Exhibit 10.37 to the
        and Jeffrey D. Wilson                   Registration Statement on Form
                                                S-1 filed on August 7, 2001

10.38   Indemnification Agreement, dated        Incorporated by reference to
        May 1, 2001, by and between TSET, Inc.  Exhibit 10.38 to the
        and Daniel R. Dwight                    Registration Statement on Form
                                                S-1 filed on August 7, 2001

EXHIBIT
NO.     DESCRIPTION                             LOCATION
--------------------------------------------------------------------------------
10.39   Indemnification Agreement, dated May    Incorporated by reference to
        1, 2001, by and between TSET, Inc. and  Exhibit 10.39 to the
        Richard F. Tusing                       Registration Statement on Form
                                                S-1 filed on August 7, 2001

10.40   Indemnification Agreement, dated May    Incorporated by reference to
        1, 2001, by and between TSET, Inc. and  Exhibit 10.40 to the
        Charles D. Strang                       Registration Statement on Form
                                                S-1 filed on August 7, 2001

10.41   Indemnification Agreement, dated May    Incorporated by reference to
        1, 2001, by and between TSET, Inc. and  Exhibit 10.41 to the
        Richard A. Papworth                     Registration Statement on Form
                                                S-1 filed on August 7, 2001

10.42   Indemnification Agreement, dated May    Incorporated by reference to
        1, 2001, by and between TSET, Inc. and  Exhibit 10.42 to the
        Erik W. Black                           Registration Statement on Form
                                                S-1 filed on August 7, 2001

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

10.47   Letter Agreement, dated July 9, 2001,   Incorporated by reference to
        by and between TSET, Inc. and The       Exhibit 10.47 to the
        Eagle Rock Group, LLC                   Registration Statement on Form
                                                S-1 filed on August 7, 2001

10.48   Finders Agreement, dated July 17,       Incorporated by reference to
        2001, by and between TSET, Inc. and     Exhibit 10.48 to the
        John S. Bowles                          Registration Statement on Form
                                                S-1 filed on August 7, 2001

10.49   Warrant Agreement, dated July 16,       Incorporated by reference to
        2001, by and between TSET, Inc. and     Exhibit 10.49 to the
        The Eagle Rock Group, LLC               Registration Statement on Form
                                                S-1 filed on August 7, 2001

EXHIBIT
NO.     DESCRIPTION                             LOCATION
--------------------------------------------------------------------------------
10.50   Agreement and Release, dated October    Incorporated by reference to
        10, 2001, by and between TSET, Inc.     Exhibit 10.50 to the
        and Jeffrey D. Wilson                   Registrant's Form 10-K for the
                                                year ended June 30, 2001 filed
                                                on October 15, 2001

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

10.52   Consulting Agreement, dated October     Incorporated by reference to
        10, 2001, by and between TSET, Inc.     Exhibit 10.52 to the
        and Jeffrey D. Wilson                   Registrant's Form 10-K for the
                                                year ended June 30, 2001 filed
                                                on October 15, 2001

10.53   Consulting Agreement effective          Incorporated by reference to
        October 1, 2001, by and among TSET,     Exhibit 10.53 to the
        Inc., Steven G. Martin and Joshua       Registrant's Form 10-Q for the
        B. Scheinfeld                           quarterly period ended December
                                                31, 2001 filed on November 19,
                                                2001

10.54   Letter Agreement dated November 13,     Incorporated by reference to
        2001 by and between TSET, Inc. and      Exhibit 10.54 to the
        Fusion Capital Fund II, LLC             Registrant's Form 10-Q for the
                                                quarterly period ended December
                                                31, 2001 filed on November 19,
                                                2001

10.55   Employment Agreement, effective         Incorporated by reference to
        November 15, 2001 by and between        Exhibit 10.55 to the
        TSET, Inc. and Daniel R. Dwight         Registrant's Form 10-Q for the
                                                quarterly period ended March 31,
                                                2002 filed on May 15, 2002

10.56   Agreement, dated November 13, 2001      Incorporated by reference to
        by and between TSET, Inc. and Fusion    Exhibit 10.56 to the
        Capital Fund II, LLC                    Registrant's Amendment No. 1 to
                                                Form S-1 filed on August 2, 2002

10.57   Common Stock Purchase Agreement,        Incorporate by reference to
        dated August 12, 2002 by and between    Exhibit 10.57 to the
        between TSET, Inc. and Fusion           Registrant's Form S-1
        Capital Fund II, LLC                    filed on August 13, 2002

10.58   Registration Rights Agreement, dated    Incorporated by reference to
        August 12, 2002 by and between TSET,    Exhibit 10.58 to the
        Inc. and Fusion Capital Fund II, LLC    Registrant's Form S-1
                                                filed on August 13, 2002

10.59   Termination Agreement, dated            Incorporated by reference to
        August 12, 2002 by and between TSET,    Exhibit 10.59 to the
        Inc. and Fusion Capital Fund II, LLC    Registrant's Amendment
                                                No. 1 to Form S-1 filed on
                                                September 16, 2002

EXHIBIT
NO.     DESCRIPTION                             LOCATION
--------------------------------------------------------------------------------

10.60   Master Loan and Investment              Incorporated by reference to
        Agreement, dated May 9, 2003,           the Registrant's 8-K filed on
        by and among Kronos Advanced            May 15, 2003
        Technologies, Inc., Kronos Air
        Technologies, Inc. and FKA
        Distributing Co. d/b/a HoMedics,
        Inc., a Michigan corporation
        ("HoMedics")

10.61   Secured Promissory Note, dated          Incorporated by reference to
        May 9, 2003, in the principal           Exhibit 99.2 to the Registrant's
        amount of $2,400,000 payable to         8-K filed on May 15, 2003
        HoMedics

10.62   Secured Promissory Note, dated          Incorporated by reference to
        May 9, 2003, in the principal           Exhibit 99.4 to the Registrant's
        amount of $1,000,000 payable to         8-K filed on May 15, 2003
        HoMedics

10.63   Security Agreement dated May 9,         Incorporated by reference to
        2003, by and among Kronos Air           Exhibit 99.4 to the Registrant's
        Technologies, Inc. and HoMedics         8-K filed on May 15, 2003

10.64   Registration Rights Agreement,          Incorporated by reference to
        dated May 9, 2003, by and between       Exhibit 99.5 to the Registrant's
        Kronos and HoMedics                     8-K filed on May 15, 2003

10.65   Warrant No. 1 dated May 9, 2003,        Incorporated by reference to
        issued to HoMedics                      Exhibit 99.7 to the Registrant's
                                                8-K filed on May 15, 2003

10.65   Warrant No. 2 dated May 9, 2003,        Incorporated by reference to
        issued to HoMedics                      Exhibit 99.7 to the Registrant's
                                                8-K filed on May 15, 2003

EXHIBIT
NO.     DESCRIPTION                                 LOCATION
--------------------------------------------------------------------------------
1.1     Statement re:  Computation of Earnings      Not applicable

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



DATED:   May 15, 2003               KRONOS ADVANCED TECHNOLOGEIS, INC.

                                       By: /S/ DANIEL R. DWIGHT
                                           --------------------------
                                           Daniel R. Dwight
                                           President and Chief Executive Officer


                                       By: /S/ RICHARD A. PAPWORTH
                                           --------------------------
                                           Richard A. Papworth
                                           Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO


SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kronos Advanced Technologies, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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



Date:    May 15, 2003                  By: /S/ DANIEL R. DWIGHT
                                           ----------------------
                                           Daniel R. Dwight
                                           Chief  Executive Officer

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



Date:    May 15, 2003               By: /S/ RICHARD A. PAPWORTH
                                        -----------------------------
                                        Richard A. Papworth
                                        Chief Financial Officer and
                                        Principal Accounting Officer



                                  END OF FILING