Form 10KSB
period 2003-06-30
KRONOS ADVANCED TECHNOLOGIES INC
filed 2003-09-29
CIK 1108248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-30191

                       KRONOS ADVANCED TECHNOLOGIES, INC.
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The   aggregate   market   value  of  the  voting   common  stock  held  by
non-affiliates of the Registrant on September 23, 2003, was $22,277,975 based on the average bid and asked prices on such date of $0.41.

     The Registrant had 54,336,524 shares of Common Stock, par value $0.001 per share, outstanding on September 23, 2003.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

     FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS:(A) OUR PROJECTED SALES AND PROFITABILITY, (B) OUR GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN OUR INDUSTRY, (D) OUR FUTURE FINANCING PLANS, (E) OUR ANTICIPATED NEEDS FOR WORKING CAPITAL, AND (F) THE BENEFITS RELATED TO OUR OWNERSHIP OF KRONOS AIR TECHNOLOGIES, INC. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR
EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, THE RISKS OUTLINED UNDER "FACTORS AFFECTING KRONOS' BUSINESS AND PROSPECTS" AND MATTERS DESCRIBED IN THIS FILING GENERALLY. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE
FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

OUR COMPANY

     We are a Nevada corporation. Our principal executive offices are located at 464 Common Street, Suite 301, Belmont, Massachusetts 02478. Our telephone number is (617) 993-9965. The address of our website is www.kronosati.com. Information on our website is not part of this filing.

CORPORATE HISTORY

     Kronos Advanced Technologies, Inc. ("Kronos") was originally incorporated under the laws of the State of Utah on September 17, 1980 as Penguin Petroleum, Inc. Penguin Petroleum Inc.'s stockholders approved a name change on October 6, 1982 to Petroleum Corporation of America, Inc. On December 29, 1996, stockholders approved a reorganization whereby they exchanged their stock on a one-for-one basis with Technology Selection, Inc., a Nevada corporation. Technology Selection, Inc.'s shares began trading on the Over-the-Counter Bulletin Board on August 28, 1996 under the symbol "TSET." On November 19, 1998, Technology Selection, Inc. changed its name to TSET, Inc. Effective January 12, 2001, we began doing business as Kronos Advanced Technologies; and, as of January 18, 2002, we changed our ticker symbol to "KNOS." Our recent activities have been focused on capitalizing on our investment in Kronos Air Technologies, Inc., a wholly owned subsidiary of Kronos, and we have not, to date, generated significant operating revenues. We have never been party to any bankruptcy, receivership, or similar proceedings and, other than noted above, have not been party to any material reclassification, merger, or consolidation not in the ordinary course of our business.

BUSINESS STRATEGY

     We are a high technology company focused on developing, marketing and selling products using the Company's proprietary air movement and purification technology. Kronos is pursuing commercialization of its patented technology in a limited number of markets; and if we are successful we intend to enter additional markets in the future. To date, our ability to execute our strategy has been restricted by our limited amount of capital.

Technology Description and Benefits

     The Kronos(TM) technology combines high voltage electronics and electrodes. By combining these technologies, a Kronos(TM)-based device can both move and clean air without any moving parts. Kronos(TM) devices are versatile, energy- and cost-efficient and capable of multiple design forms. As a result, Kronos(TM) devices have the immediate potential to be used as a standalone product or to replace a range of heating, ventilation and air conditioning ("HVAC") products for residential usage to high efficiency particulate air ("HEPA") filtration systems for operating and manufacturing clean rooms.

     The proprietary Kronos(TM) technology involves the application of high voltage management across paired electrical grids to create an ion exchange that moves and purifies air. Kronos(TM) technology has numerous valuable characteristics. It moves air and gases at high velocities while removing odors, smoke and particulates and killing pathogens, including bacteria and mold. The technology is cost-effective and is more energy efficient than current alternative fan and filter (including HEPA filter and ultraviolet light based) technologies. To date, no commercial products using the Kronos(TM) technology have been sold.

     A number of the scientific claims of the Kronos(TM) technology have been tested by the U.S. government and a few multi-national companies, including the U.S. Department of Energy, the U.S. Department of Defense, General Dynamics, Underwriters Laboratory, and Intel. Independent laboratory testing has verified the purification capability of the Kronos(TM) technology. Tests conducted at MicroTest Laboratories and at the New Hampshire Materials Laboratory demonstrated HEPA Clean Room Class 1000 quality particulate reduction and up to 95% reduction of hazardous gases (in one air pass through the Kronos(TM) system), including numerous contaminants found in cigarette smoke.

Market Segmentation

     Kronos' business development strategy is to sell and license the Kronos(TM) technology to six distinct market segments: (1) air movement and purification (health care, hospitality, residential and commercial facilities); (2) air purification for unique spaces (cleanrooms, automotive, cruise ships and airplanes); (3) specialized military (naval vessels, closed vehicles and mobile facilities); (4) embedded cooling and cleaning (electronic devices and medical equipment); (5) industrial scrubbing (produce storage and diesel and other emissions), and (6) hazardous gas destruction (incineration and chemical facilities).

     Kronos' initial focus is on the first three of these market segments which are described in more detail below. Kronos is currently developing products for the air movement and purification, air purification for unique spaces , and specialized military through customer contracts which were executed over the past twelve months. These contracts are described in more detail in the Technology Application and Product Development section of this filing.

o Air Movement and Purification. Indoor air pollution, including "sick building syndrome" and "building related illness," is primarily caused by inadequate ventilation, chemical contaminants from indoor and outdoor sources and biological contaminants. The addressable air movement and purification segment is made up of four principal applications: (1) health care, (2) hospitality, (3) commercial and (4) residential. Kronos is seeking to leverage the product development and funding resources of HoMedics, Inc., Kronos' strategic partner for consumer-based residential applications, to develop standalone products for other air movement and purification applications.

o    Air   Purification  for  Unique  Spaces.   Electronics,   semiconductor,
     pharmaceutical,  aerospace,  medical  and many  other  producers  depend on cleanroom technology. As products such as electronic devices become smaller, the chance of contamination in manufacturing becomes higher. For pharmaceutical companies, clean, safe and contaminant-free products are imperative to manufacturing and distributing a viable product. Other potential applications for the Kronos(TM) technology include closed environments such as aircraft, cruise ships and other transportation modes that require people to breathe contaminated, re-circulated air for extended periods. Kronos is building on its product development effort with its strategic partner in the business jet market to serve other closed environment applications.

o Specialized Military. Military personnel face the worst of all possible worlds: indoor air pollution, often in very confined spaces for extended periods, combined with the threat of biological warfare, nuclear fallout, and other foreign elements. The military market segment offers Kronos a unique opportunity to leverage the technical and funding resources of the
     U. S. military to expand Kronos ability to develop and produce Kronos(TM)-based air movers and purifiers for applications that require these products to be embedded into ventilation systems to address the needs of military personnel.

Technology Application and Product Development

     To best serve Kronos' targeted market segments, our Company is developing specific product applications across two distinct product application platforms. A Kronos(TM) device can be either used as a standalone product or can be embedded. Standalone products are self-contained and only require the user to plug the Kronos(TM) device into a wall outlet to obtain air filtration for their home, office or hotel room. Embedded applications of the Kronos(TM) technology require the technology be added into another system such as a building ventilation system for more efficient air movement and filtration or into an electrical device such as computer or medical equipment to replace the cooling fan.

     Standalone Platform

o HoMedics Contract. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a Licensing Agreement granting HoMedics certain rights with respect to the distribution of the Kronos(TM)proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on the patented Kronos(TM)technology. In November 2002, Kronos and HoMedics executed a Development Agreement to provide Kronos with the financial resources believed necessary to complete commercialization of the initial Kronos(TM)-based consumer product line. Kronos is working with HoMedics' engineers, designers, manufacturers, and marketing and sales personnel to complete the initial product line for sales and distribution. HoMedics is focused on product design and features, completion of manufacturing tooling and assembly line processes, and product packaging, including prominent display of the "Kronos" brand. Kronos is focused on completion of the technical hardware and related power supplies for each of the products in the air purification product line, as well as on developing product features and benefits unique to this initial consumer product line.

     The initial term of the agreement is three and one half years with the option to extend the Licensing Agreement for six additional years. Kronos was compensated through an initial royalty payment and will receive ongoing quarterly royalty payments based on a percentage of sales. HoMedics will pay minimum royalty payments of at least $2 million during the initial three and a half year term and on-going royalty payments to extend the agreement. Kronos will retain the rights to all of its intellectual property.

     HoMedics commitment includes funding a marketing and advertising campaign to promote the Kronos(TM)-based product line. The products will be manufactured and distributed by HoMedics. HoMedics currently distributes their products through major domestic retailers, including Wal-Mart, Home
     Depot, Sears, Bed Bath & Beyond, and Linens 'N Things. Kronos will manufacture and provide HoMedics with Kronos' proprietary electronics.

     In May 2003, Kronos entered into an agreement with HoMedics, Inc. for $3.5 million in financing, including $3.4 million in secured debt financing and $100,000 for the purchase of warrants. $2.5 million was paid to Kronos upon execution of the agreement and $1.0 million will be paid upon the start of production as defined in the Licensing Agreement for the Kronos(TM)-based air purification product line to be marketed and distributed by HoMedics. In conjunction with securing this financing, Kronos and HoMedics agreed to negotiate the expansion of our relationship into additional Kronos(TM)-based stand-alone consumer products, including fans, heaters, humidifiers and dehumidifiers, as well as geographic expansion into Europe and Asia.

     Kronos is seeking to leverage its consumer product development work with HoMedics to develop and produce our own commercial line of standalone air purifiers. This commercial line of Kronos(TM)-based air purifiers would attempt to address the specific air quality issues, including odors, bacteria and viruses, found in most nursing home and assisted living, healthcare and other commercial facilities.

     Embedded Platform

o U.S. Navy SBIR Contracts. The U.S. Department of Defense and Department of Energy have provided Kronos with various grants and contracts to develop, test and evaluate the Kronos(TM) technology for embedded applications. Kronos has developed several commercial and industrial applications, including the retrofit of berthing fan systems and embedded air movement systems for U.S. Navy Aegis Class destroyers.

     In November 2002, the U. S. Navy awarded Kronos a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $145,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos(TM) devices being developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology.

     During Phase II, Kronos will attempt to develop, produce and install a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U.S. Navy unique environment. The "cell" will be designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships. During the initial six months of the contract, Kronos has designed a new generation power supply, improved the efficiency of the core technology to allow for increased air movement and filtration, and initiated selection with the U. S. Navy and Northrop Grumman of the specifications for the commercial products to be built under the Phase II contract. As of June 30, 2003, the U. S. Navy had provided Kronos with $150,000 in funding for this effort under the Phase II contract.

     As part of its air management system, Kronos intends to develop and test an air filtration mechanism capable of performing to HEPA quality standards. We believe that Kronos(TM) devices could replace current HEPA filters with a permanent, easily cleaned, low-cost solution. The U.S. Navy unique environment includes shock exposure, vibration, Electromagnetic Interference/Compatibility (EMI/EMC), and salt spray. Kronos(TM) devices will be built and tested to meet specific Navy standards. Testing shall include assessments for system performance, including control techniques, noise levels, acquisition and lifecycle costs.

     We believe that during the option portion of the contract, Kronos(TM) technology's ability to kill bacteria and other pathogens will be confirmed and expanded to a wide range of pathogens for space disinfection and bio-terrorist attacks. We believe the Kronos(TM) technology can kill all or most airborne pathogens regardless of their nature, genetic structure, robustness, or method of delivery.

     Kronos has begun the process for obtaining Phase III (production phase) support for the Kronos(TM)-based advanced distributive air management system being developed under Phase II. Phase III contracts may be awarded prior to completion of Phase II contract work. Kronos is working directly with Dawn Breaker, a U. S. Government entity established for the purpose of supporting companies seeking Phase III contracts.

o U.S. Army SBIR Contracts. In August 2003, Kronos was awarded the option on its U. S. Army Small Business Innovation Research Phase I contract bringing the value of the Phase I contract award to $120,000. In July 2003, Kronos obtained a Pre-Award notice from the U. S. Army for a Small Business Innovation Research Phase II contract worth $730,000. During the Pre-Award stage, the U. S. Army will need to complete the necessary documentation for Kronos to begin work on Phase II. The U. S. Army expects that completion of the documentation will take approximately 90 days. The Phase II contract is an extension of the Phase I work that began in 2002. We anticipate the Kronos(TM)devices manufactured under this contract will further demonstrate the versatility of the Kronos(TM)technology to meet airflow, system pressure and reduced humidity requirements for HVAC systems. In December 2001, Kronos was awarded the Phase I contract. Phase I of the contract was worth $70,000 in funding to investigate and analyze the feasibility of the Kronos(TM)technology to reduce humidity in HVAC systems. Dehumidification is essential to making HVAC systems more energy efficient.

     Kronos is seeking to leverage its military application development work with the U.S Navy and U. S. Army to develop and produce air handlers and purifiers for commercial and industrial facilities. A future potential commercial line of Kronos(TM)-based air handlers and purifiers would attempt to address the specific air quality issues, including bacteria and other germs, found in large enclosed spaces such as office buildings and multi-dwelling residential complexes, while providing more efficient air movement.

o Business Jet Manufacturer. In January 2003, Kronos extended its work into the transportation industry by signing a Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos(TM) devices being designed and manufactured under this contract will need to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI). The Company has initiated the next phase of design and development based on the customer's specific product application requirements.

     Kronos is seeking to leverage its business jet application development work with the business jet manufacturer to develop and produce air handlers and purifiers for the commercial aviation and automotive markets. A future potential commercial line of Kronos(TM)-based air handlers and purifiers would attempt to address the specific air quality issues, including exhaust and viruses, found in enclosed spaces occupied by multiple people for extended periods of time, while providing more efficient air movement within unique space constraints.

COMPETITION

     In each of these market segments, there are a large number of incumbent specialty, national and global competitors. These competitors have firmly established products, customers, distribution and sales channels and broad brand recognition. These competitors have significantly greater financial resources than our Company. The consumer, commercial and industrial fan, air movement and air purification markets are highly competitive based on price, availability, customization, service and warranty. Kronos intends to position itself based upon its advantages in features and performance to create a beneficial value to its customers. Kronos intends to compete in licensing of air movement and purification technologies to existing manufacturers and product sales organizations.

PATENTS AND INTELLECTUAL PROPERTY

     In August 2003, Kronos received a Notice of Allowance from the United States Patent and Trademark Office indicating that its patent application entitled Method of and Apparatus for Electrostatic Fluid Acceleration Control of a Fluid Flow has been examined and allowed for issuance as a U.S. patent. It is expected that the U. S. Patent will be issued in due course. This latest patent when formally issued will provide intellectual property protection for key aspects of Kronos' technology until late in 2020.

     In January 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled Electrostatic Fluid Accelerator has been examined and allowed for issuance as a U.S. patent (#6,504,308). The patent provides protection for key aspects of Kronos' technology until late in 2019.

     In addition to the Electrostatic Fluid Accelerator and Method of and Apparatus for Electrostatic Fluid Acceleration Control of a Fluid Flow patents, a number of additional patent applications have been filed for, among other things, the control and management of Electrostatic Fluid Acceleration. These additional patent applications are either being examined or are awaiting examination by the Patent Office. There are a number of corresponding patent applications, which have been filed and are pending outside of the United States.

MILESTONES

     Our primary business objectives over the next 12 months are the launch of Kronos(TM)-based standalone consumer and commercial products and to establish strategic partners for developing and commercializing embedded product applications. The primary milestones necessary to achieve these objectives are as follows:

o adaptation of the initial standalone consumer product line for commercial applications including assisted living, nursing home and healthcare facilities;

o hiring additional marketing and sales personnel to expand Kronos' commercial customer base to allow Kronos to increase both near term and long term revenue;

o expansion of external partnerships and resources to facilitate the production and post-sale servicing of Kronos(TM)products;

o expansion of technical resources and product engineering to better position Kronos' ability to address specific customer issues and needs; and

o continuation of implementation of Kronos' intellectual property strategies, including continuation of its U.S. and international patent filing process to enable a full development and effective management of its intellectual property rights and assets.

     We estimate that achievement of our business plan will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to the senior debt funding from HoMedics, Fusion Capital transaction and/or the sale of additional equity in our Company, cash flow generated from government grants and contracts, which includes funding from the Small Business Innovation Research contracts sponsored by the U.S. Navy and Army awarded to Kronos Air Technologies, and cash flow generated from customer revenue. Pursuant to discussions with the companies that we will be licensing our technology, we anticipate generating cash flow in our 2004 fiscal year from advance funding from these companies for production development work. As set forth below, our agreement with HoMedics limits our ability to borrow money and as a result, required capital will be from the sale of equity, cash flow from operations and / or the sale or licensing of the Kronos(TM) technology to other parties.

HOMEDICS SENIOR DEBT TRANSACTION

     In May 2003, Kronos entered into an agreement with a strategic customer, HoMedics, Inc., for $3.5 million in financing, including $3.4 million in secured debt financing and $100,000 for the purchase of warrants. $2.5 million was paid to Kronos upon execution of the agreement and $1.0 million will be paid upon the start of production as defined in the Licensing Agreement for the Kronos(TM) - based air purification product line to be marketed and distributed by HoMedics.

     The loan has the following features: (i) six percent (6%) interest per annum with no interest payments during the first twelve months; (ii) five (5) year term with no payments required until August 2004 (interest accrues) and principal amortized over the remaining four years with payments due quarterly unless HoMedics provides notice to waive the payment obligation for any given quarter, which in such event shall add to the final payment due; (iii) affirmative and negative covenants, including restrictions on Kronos' ability
(a) to declare or pay distributions, dividends or management fees to any of its shareholders, (b) to incur, create, assume or permit to exist any indebtedness or liability for borrowed money, or any other indebtedness or liability evidenced by notes, bonds, debentures, or similar obligations, or any other indebtedness whatsoever, with certain limited exceptions, (c) create, incur, assume or suffer to exist any mortgage, pledge, encumbrance security interest, lien or charge of any kind upon any of its property or assets, (d) to make loans, advances or extensions of credit to any person, with limited exceptions,
(e) to guarantee or otherwise, directly or indirectly, in any way be or become responsible for obligations of any person, and (f) to purchase, redeem, retire or otherwise acquire any of the shares of its capital stock; (iv) a setoff arrangement with HoMedics' license whereby the outstanding principal and accrued interest on the note shall be offset by any royalty payments due to Kronos from HoMedics; and (v) a security interest in Kronos' assets, including its intellectual property. In exchange for providing $3.4 million in debt financing and $100,000, Kronos provided HoMedics with two warrants: (i) 6.7 million warrants (which equated to 10% of the then fully diluted shares) fully vested at the time of funding and (ii) 6.7 million warrants (which equated to 10% of the then fully diluted shares) which will vest only (1) if Kronos does not prepay the entire amount of principal and interest due under the Notes by November 8, 2005; (2) upon a default by Kronos, or (3) Kronos does not earn, at any time after the date of this agreement but prior to November 8, 2005, revenues in an aggregate amount equal to or greater than $3.5 million. The exercise price was set at the market price at the time of closing ($0.10). HoMedics has antidilution rights for any funds raised at less than $0.20 per share, excluding options or shares issued to management, directors, and consultants in the normal course of business. HoMedics antidilution rights do not apply for funds raised at greater than $0.20 per share.

FUSION CAPITAL TRANSACTION

     On August 12, 2002, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to the common stock purchase agreement and subject to the condition that Fusion Capital is not obligated nor permitted to purchase shares of our common stock if the per-share price of our common stock does not equal or exceed the floor price of $0.10, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. The $6.0 million of our common stock can be purchased over a 30-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price per share is equal to the lesser of (i) the lowest price of our common stock on the purchase date; or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive trading days prior to the date of a purchase by Fusion Capital. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital. As of June 30, 2003, Kronos has obtained $579,000 under the stock purchase agreement.

RETENTION OF THE EAGLE ROCK GROUP, LLC

     On July 9, 2001, we signed an agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. ("Eagle Rock"). Pursuant to the agreement that we entered into with Eagle Rock, we issued to Eagle Rock a ten-year warrant granting them the right to purchase 1,400,000 shares of our common stock at an exercise price of $0.68 per share. The warrant contains redemption rights in the event that we enter into a transaction that results in a change of control of our company. Effective March 11, 2002, we entered into a new agreement with Eagle Rock for a nearly one year period ending March 1, 2003. Pursuant to the agreement, we issued Eagle Rock a ten-year warrant granting them the right to purchase 900,000 shares of our common stock. Two hundred and fifty thousand (250,000) warrant shares are exercisable at an exercise price of $0.42 and two hundred and fifty thousand (250,000) warrant shares are exercisable at an exercise price of $0.205. These warrants were earned over a 12-month period and four hundred thousand (400,000) warrant shares are exercisable at an exercise price of $0.145 and were earned upon the securing of our Licensing Agreement with HoMedics. The Company is no longer compensating Eagle Rock for any work it may perform on our behalf.

EMPLOYEES

     On September 23, 2003, Kronos and its subsidiaries had nine full-time employees. Of the total number of full-time employees, one works in general management, five in research and product development, two in marketing and sales and operations, one in finance, and none are employed in administrative and other support positions. None of the employees are represented by unions. There has been no disruption of operations due to a labor dispute. We consider our relations with our employees to be good.

FACTORS AFFECTING KRONOS' BUSINESS AND PROSPECTS

     We are subject to various risks which may have a material adverse effect on our business, financial condition and results of operations, and may result in a decline in our stock price. Certain risks are discussed below:

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

     We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. For the year ended June 30, 2003, we had negative cash flows from our operations. We have incurred annual net losses of $2.8 million during each of the past two fiscal years of operation. As a result, at June 30, 2003, we had an accumulated deficit of $17.5 million. For the fiscal years ended June 30, 2003 and 2002, we had revenue of $559,000 and $93,000, respectively. We have incurred net losses from continuing operations of $2.8 million and $3.5 million for the fiscal years ended June 30, 2003 and 2002. For the fiscal years ended June 30, 2003 and 2002, we generated negative cash flows from our operations. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of secured debt. We expect that our revenues and cash flows from operations may not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos(TM) technologies. No assurances can be given that we will be able to successfully commercialize our Kronos(TM) technologies or that we will ever be profitable.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS

     At June 30, 2003, we had a working capital deficit of $1.2 million. The independent auditor's report for the years ended June 30, 2003 and June 30, 2002, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the years ended 2003 and 2002, we had an operating cash flow deficit of $2.0 million and $1.5 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

     If obtaining sufficient financing from the U.S Navy, U.S. Army, HoMedics and /or Fusion Capital were to be unavailable and if we are unable to commercialize and sell the products or technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the, U.S. Navy and U.S Army SBIR contracts, HoMedics senior debt agreement and / or the Fusion common stock purchase agreement, we may still need additional capital to fully implement our business, operating and development plans. At June 30, 2003, we had a cash balance of $641,000. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.

EXISTING SHAREHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL AND ANY OTHER EQUITY FINANCING

     The sale of shares pursuant to our agreement with Fusion Capital, the exercise of HoMedics stock warrants or any other future equity financing transaction will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the common stock purchase agreement with Fusion Capital in order to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution. We cannot predict the actual number of shares of common stock that will be issued pursuant to the agreement with Fusion Capital or any other future equity financing transaction, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we do not know the exact amount of funds we will need.

FAILURE TO DEVELOP MANUFACTURING CAPABILITIES WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

     The manufacture of consumer products by HoMedics based on our technology is in the initial stage. We have no experience manufacturing and distributing commercial quantities of our Kronos' products. Kronos currently does not have any commercial-scale manufacturing facilities. Kronos does not have any contractual relationships with third parties to contract manufacture. If Kronos is unable to acquire adequate manufacturing capabilities or if it cannot enter into satisfactory arrangements with third parties to manufacture the Kronos(TM) products on commercially reasonable terms, we would be forced to curtail our business operations. There can be no assurance that we will be able to acquire adequate manufacturing capabilities or be able to enter into satisfactory arrangements with third parties to manufacture the Kronos(TM) products.

COMPETITION IN THE MARKET FOR AIR MOVEMENT AND PURIFICATION DEVICES MAY RESULT IN THE FAILURE OF THE KRONOS(TM)PRODUCTS TO ACHIEVE MARKET ACCEPTANCE

     Kronos presently faces competition from other companies that are developing or that currently sell air movement and purification devices. Many of these competitors have substantially greater financial, research and development, manufacturing, and sales and marketing resources than we do. Many of the products sold by Kronos' competitors already have brand recognition and established positions in the markets that we have targeted for penetration. In the event that the Kronos(TM) products do not favorably compete with the products sold by our competitors, we would be forced to curtail our business operations.

OUR FAILURE TO ENFORCE PROTECTION OF OUR INTELLECTUAL PROPERTY WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

     A significant part of our success depends in part on our ability to obtain and defend our intellectual property, including patent protection for our products and processes, preserve our trade secrets, defend and enforce our rights against infringement and operate without infringing the proprietary rights of third parties, both in the United States and in other countries. Our limited amount of capital impedes our current ability to protect and defend our intellectual property.

     In January 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled Electrostatic Fluid Accelerator had been examined and allowed for issuance as a U.S. patent (#6,504,308). The patent will provide protection for key aspects of Kronos'(TM) technology until late in 2019. In August 2003, Kronos received a Notice of Allowance from the United States Patent and Trademark Office indicating that its patent application entitled Method of and Apparatus for Electrostatic Fluid Acceleration Control of a Fluid Flow has been examined and allowed for issuance as a U.S. patent. It is expected that the U. S. Patent will issue in due course. We have additional U.S. and foreign patent applications pending. The validity and breadth of our intellectual property claims in ion wind generation and electrostatic fluid acceleration and control technology involve complex legal and factual questions and, therefore, may be highly uncertain. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.

     Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future.

POSSIBLE FUTURE IMPAIRMENT OF INTANGIBLE ASSETS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION

     Our net intangible assets of approximately $2.5 million as of June 30, 2003 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos(TM) technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003. Intangible assets comprise 78% of our total assets as of June 30, 2003. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos(TM) technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos(TM) technology.

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

WE RELY ON MANAGEMENT AND RESEARCH PERSONNEL, THE LOSS OF WHOSE SERVICES COULD HAVE A MATERIAL ADVERSE EFFECT UPON OUR BUSINESS

     We rely principally upon the services of our senior executive management, and certain key employees, including the Kronos research team, the loss of whose services could have a material adverse effect upon our business and prospects. Competition for appropriately qualified personnel is intense. Our ability to attract and retain highly qualified senior management and technical research and development personnel are believed to be an important element of our future success. Our failure to attract and retain such personnel may, among other things, limit the rate at which we can expand operations and achieve profitability. There can be no assurance that we will be able to attract and retain senior management and key employees having competency in those substantive areas deemed important to the successful implementation of our plans to fully capitalize on our investment in the Kronos(TM) technology, and the inability to do so or any difficulties encountered by management in establishing effective working relationships among them may adversely affect our business and prospects. Currently, we do not carry key person life insurance for any of our executive management, or key employees.

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

ITEM 2.  PROPERTIES

     Our principal executive office is located at 464 Common Street, Suite 301, Belmont, Massachusetts. The offices of the Kronos Research Center are located at 8549/8551 154th Avenue NE, Redmond, Washington. Kronos is committed through June 30, 2004 to annual lease payments on operating leases for 4,000 square feet of office/research lab premises of $61,836 per year. We consider our existing facilities to be adequate for our foreseeable needs.


ITEM 3.  LEGAL PROCEEDINGS

      None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "KNOS." Our high and low bid prices by quarter during fiscal 2003 and 2002 are presented as follows:

                                                               FISCAL YEAR 2003
                                                               HIGH         LOW

           First Quarter (July 2002 to September 2002)        $0.200      $0.140
           Second Quarter (October 2002 to December 2002)     $0.170      $0.110
           Third Quarter (January 2003 to March 2003)         $0.129      $0.087
           Fourth Quarter (April 2003 to June 2003)           $0.290      $0.085


                                                               FISCAL YEAR 2002
                                                               HIGH         LOW

           First Quarter (July 2001 to September 2001)        $0.700      $0.300
           Second Quarter (October 2001 to December 2001)     $0.530      $0.210
           Third Quarter (January 2002 to March 2002)         $0.280      $0.185
           Fourth Quarter (April 2002 to June 2002)           $0.330      $0.140



     On September 23, 2003, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.41 per share. On September 23, 2003, we had approximately 1,500 beneficial stockholders of our common stock and 54,336,524 shares of our common stock were issued and outstanding.

DIVIDENDS

     We have not declared or paid dividends on our common stock during fiscal 2002 or 2003 and do not plan to declare or pay dividends on our common stock during fiscal 2004. Our dividend practices are determined by our Board of Directors and may be changed from time to time. We will base any issuance of dividends upon our earnings (if any), financial condition, capital requirements, acquisition strategies, and other factors considered important by our Board of Directors. Nevada law and our Articles of Incorporation do not require our Board of Directors to declare dividends on our common stock. We expect to retain any earnings generated by our operations for the development and expansion of our business and do not anticipate paying any dividends to our stockholders for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Except as otherwise noted, all of the following shares were issued and options and warrants granted pursuant to the exemption provided for under
Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." No commissions were paid, and no underwriter participated, in connection with any of these transactions. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about Kronos to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

     All investors participating in private placements for cash were "accredited investors" within the meaning of Regulation D. In addition, we note that there are several categories of recipients of these shares. These include investors for cash, officers, directors, consultants, litigants and former shareholders of private companies acquired by Kronos. Kronos does not believe that these categories of recipients should be integrated with each other under the concept of integration. Under Securities Act Release Nos. 4552 and 4434, these categories would not involve a single plan of financing and would not be considered to be made for the same general purpose. As a result, each category should be reviewed on its own. Given the small number of purchasers in these categories, Kronos believes that these transactions complied in all respects with Section 4(2). Kronos believes that this conclusion is true even if the transactions occurring within each category are integrated with other transactions occurring within six months or one year of a given transaction.

     In April 1999, we issued 1,000,000 shares of our common stock, valued at $0.30 per share, at an aggregate value of $300,000, to The Pangea Group, LLC, the nominee of Jeffrey A. Wilson, a former director and executive officer of Kronos, based on an employment agreement dated April 16, 1999. The fair market value of a share of our common stock on April 16, 1999, the date of grant, was $1.00 per share. In September 2001, Kronos determined that such employment agreement was null and void from its inception. As a consequence, the issuance of the 1,000,000 common shares is void as of April 16, 1999, the effective date of the employment agreement, and these shares of common stock will be treated as if they never were issued. The issuance of such shares is not reflected in the financial statements.

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

     In January 2000, we issued 74,094 shares of our common stock, valued at $0.69 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $51,125 in cash.

     In February 2000, we issued 80,435 shares of our common stock, valued at $0.92 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $74,000 in cash.

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

     In March 2000, we issued 45,045 shares of our common stock, valued at $2.22 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $100,000 in cash.

     In March 2000, we issued 78,325 shares of our common stock, valued at $2.03 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $159,000 in cash.

     In April 2000, we issued 77,670 shares of our common stock, valued at $1.03 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $80,000 in cash.

     In April 2000, we issued 179,641 shares of our common stock, valued at $1.67 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $300,000 in cash.

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

       In May 2000, we issued 57,971 shares of our common stock, valued at $1.38 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $80,000 in cash.

     In May 2000, we issued 14,815 shares of our common stock, valued at $3.375 per share (the fair market value for our shares as of such date), at an aggregate value of $50,000, to Richard A. Papworth, a director and executive officer of Kronos, based on an employment agreement dated May 19, 2000.

     In June 2000, we issued 52,980 shares of our common stock, valued at $1.51 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $80,000 in cash.

     In June 2000, we issued 122,699 shares of our common stock, valued at $1.63 per share (the negotiated purchase price for such shares), at an aggregate value of $200,000, to Erik W. Black, a director and former executive officer of Kronos.

     In July 2000, we issued 161,538 shares of our common stock, valued at $1.17 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $189,000 in cash.

     In August 2000, we issued 5,000 shares of our common stock, valued at $1.312 per share (the fair market value for our shares as of such date), at an aggregate value of $6,560, to an executive officer of Kronos, as compensation.

     In August 2000, we issued 120,000 shares of our common stock, valued at $1.00 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $120,000 in cash.

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

     In September 2000, we issued 45,800 shares of our common stock, valued at $1.00 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $45,800 in cash.

     In September 2000, we issued 559,000 shares of our common stock, valued at $1.00 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $559,000 in cash.

     In September 2000, we issued 150,000 shares of our common stock, valued at $1.00 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $150,000 in cash.

     In December 2000, we issued 168,492 shares of our common stock, valued at $0.59 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $100,000 in cash.

     In December 2000, we issued 39,091 shares of our common stock, valued at $0.57 per share (the negotiated purchase price of such shares), to two persons, stockholders of Kronos, in exchange for $22,340 in cash.

     In January 2001, we issued 687,500 shares of our common stock, valued at $0.58 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $400,000 in cash.

     In January 2001, we issued 7,693 shares of our common stock, valued at $0.65 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $5,000 in cash.

     In January 2001, we issued 50,000 shares of our common stock, valued at $0.60 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $30,000 in cash.

     In January 2001, we issued 10,000 shares of our common stock, valued at $0.64 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $6,400 in cash.

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

     In March 2001, we issued 186,302 shares of our common stock, valued at $0.72 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $135,000 in cash.

     In April 2001, we issued 97,020 shares of our common stock, valued at $1.00 per share (the negotiated exchange value for such shares), at an aggregate value of $97,020, to two persons, in liquidation of indebtedness of Atomic Soccer.

     In April 2001, we issued 38,038 shares of our common stock, valued at $0.46 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $17,530 in cash.

     In April 2001, we issued 2,000 shares of our common stock, valued at $0.885 per share (the fair market value for our shares as of such date), at an aggregate value of $1,770, to one person, an employee of Kronos Air Technologies, as compensation.

     In April 2001, pursuant to a stock option agreement, we granted five-year options to acquire 450,000 shares of our common stock, at an exercise price of $0.885 per share (the fair market value for our shares as of the date of grant), at an aggregate value of $398,250, to nine persons, including Daniel R. Dwight, Richard A. Papworth, and Richard F. Tusing all of whom are directors and executive officers of Kronos, Erik W. Black who is a director and former executive officer, Jeffrey D. Wilson who is a former director and executive officer, and Charles D. Strang, who is a former director. All such options immediately vested.

     In April 2001, pursuant to a stock option agreement, we granted ten-year options to acquire 398,475 shares of our common stock, at an exercise price of $0.885 per share (the fair market value for our shares as of the date of grant), at an aggregate value of $352,650 to Richard A. Papworth, who is a director and executive officer of Kronos, in consideration of the waiver of certain contract rights. All such options immediately vested.

     In April 2001, we granted five-year options to acquire shares of our common stock, at an exercise price of $1.12 per share (the fair market value for our shares as of the date of grant), to one person who is an officer of Kronos Air Technologies, as partial compensation for services pursuant to an accrual formula set forth in a consulting agreement. As of June 30, 2003, such accrued options entitled this person to acquire 208,800 shares of our common stock, at an aggregate value of $233,856. All such options are immediately vested.

     In May 2001, we issued 891,891 shares of our common stock, valued at $0.34 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $300,000 in cash.

     In May 2001, we issued 52,778 shares of our common stock, valued at $0.36 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $19,000 in cash.

     In May 2001, pursuant to a stock option agreement, we granted ten-year options to acquire 250,000 shares of our common stock, at an exercise price of $0.710 per share (the fair market value for our shares as of the date of grant), at an aggregate value of $177,500, to Jeffrey D. Wilson and Charles D. Strang, each of whom are former directors of Kronos, as compensation for services as directors. All such options immediately vested.

     In May 2001, we granted five-year options to acquire shares of our common stock, at an exercise price of $0.96 per share (the fair market value for our shares as of the date of grant), to Daniel R. Dwight and Richard F. Tusing, each of whom are directors of Kronos, as partial compensation for services pursuant to an accrual formula set forth in a consulting agreement. As of October 10, 2001, such accrued options entitled these two persons to acquire 821,400 shares of our common stock, at an aggregate value of $788,544. All such options immediately vested.

     In June 2001, we issued 50,000 shares of our common stock, valued at $0.95 per share (the fair market value for our shares as of such date) at an aggregate value of $47,500, to Wei Li, a former director of Kronos, as compensation for his service as a director.

     In July 2001, we issued 238,806 shares of our common stock, valued at $0.33 per share (the negotiated purchase price for such shares), to one person, a stockholder of Kronos, in exchange for $80,000 in cash.

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

     In August 2001, we granted a ten-year warrant to acquire 1,400,000 shares of our common stock, at an exercise price of $0.68 per share (the fair market value for our shares as of the date of grant), at an aggregate value of $686,000, to Eagle Rock Group as compensation pursuant to a warrant agreement dated August 7, 2001, for services provided in connection with a consulting agreement dated July 2, 2001. Pursuant to such consulting agreement, a principal of the recipient of the warrant currently serves as a director of Kronos. Such warrant vested immediately.

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

     On October 1, 2001, we issued 2,250 shares of our common stock, valued at $0.452 per share (the fair-market value of our shares on April 9, 2001 and 1,250 of our shares on September 7, 2001), at an aggregate value of $4,147.50, to an employee of Kronos, as compensation.

     On November 15, 2001, we granted options to acquire 1,000,000 shares of our common stock at an exercise price of $0.66 for 250,000 of these options, $0.56 for 250,000 of these options and $0.42 for 500,000 of these options to Daniel R. Dwight, a senior executive office of the Company, as part of his employment agreement entitling him to acquire these options at a aggregate value of $515,000.

     In February 2002, we granted options to acquire 4,580,000 shares of our common stock at an exercise price of $0.68 for 2,650,000 of these options and an exercise price of $0.25 on the remaining 1,930,000. Of the total amount, 2,850,000 options were granted to Daniel R. Dwight, Richard A. Papworth and Richard F. Tusing, all of whom are directors and officers of Kronos. The exercise price for 1,700,000 of these options is $0.68 and the exercise price for 1,150,000 of these options is $0.25.

     On May 7, 2002, we completed a private placement of our common stock pursuant to which we sold 1,971,976 shares of our common stock at $0.17 per share to seven accredited investors for consideration of $335,100 cash and 1,429,695 shares of our common stock at $0.17 per share to six members of our management team and / or directors, including Daniel R. Dwight, Richard A. Papworth, Richard F. Tusing, Erik W. Black, and James P. McDermott, for consideration of $39,987 cash and commitments to convert $203,061 of debt.

     On June 12, 2002, we issued 500,000 shares of our common stock, valued at $0.21 per share (the fair-market value of our shares as of such date) at an aggregate value of $105,000 to two person pursuant to a Settlement agreement, dated June 7, 2002, with Aperion Audio.

     On December 6, 2002, we issued 100,000 shares of our common stock, valued at $0.115 per share (the fair-market value of our shares as of such date) at an aggregate value of $11,500 to Aperion Audio for forbearance on the note payable to Aperion Audio.

     On December 24, 2002, we issued 206,000 shares of our common stock, valued at $0.11 per share (the fair-market value of our shares as of such date) at an aggregate value of $22,660 for reduction in debt owed to Jeffery A. Wilson.

     On March 3, 2003, we granted options to acquire 2,165,000 shares of our common stock at an exercise price of $0.185. Of the 2,165,000 options, 1,560,000 options were granted to Daniel R. Dwight, Richard A. Papworth and Richard F. Tusing, all of whom are directors and officers of Kronos.

     On March 31, 2003, we issued 49,811 shares of our common stock, valued at $0.17 per share (the fair-market value of our shares as of such date) at an aggregate value of $8,468 for reimbursement of expenses to an employee.

     On May 7, 2003, we issued 2,790,000 shares of our common stock, valued at $.098 per share (the fair-market value of our shares as of such date) at an aggregate value of $273,420 to acquire certain intellectual property rights related to "Electron Wind Generation". These shares were issued with certain rights allowing the Company to buy back all or a portion of the shares at fixed prices through the year 2006. The Company has the right to buy back shares at $0.15 per share in 2003, $.017 per share in 2004, $0.19 in 2005 and $0.20 in
2006.

     On May 12, 2003. we issued warrants to purchase 13,492,342 shares of our common stock at an exercise price of $0.10. The warrants were issued as part of a secured financing with HoMedics.

     On June 30, 2003, we issued 207,533 shares of our common stock, valued at $0.165 per share (the fair-market value of our shares as of such date) at an aggregate value of $34,489 for services rendered to two outside consultants.

     On June 30, 2003, we granted options to acquire 30,000 options of our common stock at an exercise price of $0.36 and 18,000 options at an exercise price of $0.10 to two outside consultants, respectively, for services rendered and 50,000 options at an exercise price of $0.185 to Jeffery A. Wilson, our former Chairman and Chief Executive Officer, for services rendered.

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

GENERAL

     Kronos Advanced Technologies,Inc. is a high technology industrial company focused on developing, marketing and selling products based on the Company's proprietary air movement and purification technology. Kronos is attempting to actively commercialize its technology in a number of markets.

Recent Developments

     HoMedics Contract. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a Licensing Agreement to bring Kronos(TM) proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on patented Kronos(TM) technology. In May 2003, Kronos and HoMedics agreed to negotiate the expansion of our relationship into additional Kronos-based stand-alone consumer products, including fans, heaters, humidifiers and dehumidifiers.

     In November 2002, Kronos and HoMedics executed a Development Agreement to provide Kronos with the financial resources believed necessary to complete commercialization of the initial Kronos(TM)-based consumer product. Kronos is working with HoMedics' engineers, designers, manufacturers, and marketing and sales personnel to complete the initial product line for sales and distribution. HoMedics is focused on product design and features, completion of manufacturing tooling and assembly line processes, and product packaging, including prominent display of the "Kronos" brand. Kronos is focused on completion of the technical hardware and related power supplies for each of the products in the HoMedics air purification product line, as well as on developing product features and benefits unique to this initial consumer product line.

     U.S. Navy SBIR Contracts. In November 2002, Kronos executed an agreement with the U.S. Navy to develop a new ventilation system for naval ships. Working under a Small Business Innovation Research contract, the Company is in Phase II (commercialization phase) of this contract, which provides Kronos with up to an additional $725,000 of developmental funding over the next 24 months. The Phase II contract is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos(TM) devices being developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. During the initial six months of the contract, Kronos designed a new generation power supply, improved the efficiency of the of the core technology to allow for increased air movement and filtration, and initiated selection with the U. S. Navy and Northrop Grumman of the specifications for the commercial products to be built under the Phase II contract. As of June 30, 2003, U. S. Navy had provided Kronos with $150,000 in funding under the Phase II contract.

     U.S. Army SBIR Contracts. In July 2003, Kronos Air Technologies obtained a Pre-Award notice from the U. S. Army for a Small Business Innovation Research Phase II contract worth $730,000. The Phase II contract is an extension of the Phase I work that began in 2002. Phase I of the contract provides $120,000 to investigate and analyze the feasibility of the Kronos(TM) technology to reduce humidity in heating, ventilation and air conditioning (HVAC) systems. Dehumidification is essential to making HVAC systems more energy efficient. The Phase II funding will be used to manufacturer devices that will attempt to further demonstrate the versatility of the Kronos(TM) technology to meet airflow, system pressure and reduced humidity requirements for HVAC systems.

     Business Jet Manufacturer. In January 2003, Kronos extended its work into the transportation industry by signing a Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos(TM) devices being designed and manufactured under this contract will need to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI). The Company has initiated the next phase of design and development based on the customer's specific product application requirements.

     Senior Debt Financing. In May 2003, Kronos entered into an agreement with a strategic customer, HoMedics, Inc., for $3.4 million in secured debt financing. $2.4 million was paid to Kronos upon execution of the agreement and $1.0 million will be paid upon the start of production as defined in the Licensing Agreement for the Kronos-based air purification product line to be marketed and distributed by HoMedics.

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

     Valuation of Goodwill, Intangible and Other Long Lived Assets. We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, the strategic significance of any identifiable intangible asset in our business objectives, as well as the market capitalization of Kronos. We have used certain key assumptions in building the cash flow projections required for evaluating the recoverablility of our intangible assets. We have assumed revenues from the following applications of the Kronos technology: consumer stand-alone devices, assisted care/skilled nursing stand-alone devices, embedded devices in the hospitality industry and in specialized military applications. Expenses/cash out flows in our projections include sales and marketing, production, distribution, general and administrative expenses, research and development expenses and capital expenditures. These expenses are based on management estimates and have been compared with industry norms (relative to sales) to determine their reasonableness. We use the same key assumptions for our cash flow evaluation as we do for internal budgeting, lenders and other third parties, therefore, they are internally and externally consistent with financial statement and other public and private disclosures. We are not aware of any negative implications resulting from the projections used for purposes of evaluating the appropriateness of the carrying value of these assets. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by Kronos. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, and utilization of the asset.

     Valuation of Deferred Income Taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on our ability to generate future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations.

     Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission Staff Bulletin 101 ("SAB 101"). Further, Kronos Air Technologies recognizes revenue on the sale of custom-designed contract sales under the percentage-of-completion method of accounting in the ratio that costs incurred to date bear to estimated total costs. For uncompleted contracts where costs and estimated profits exceed billings, the net amount is included as an asset in the balance sheet. For uncompleted contracts where billings exceed costs and estimated profits, the net amount is included as a liability in the balance sheet. Sales are reported net of applicable cash discounts and allowances for returns.

RESULTS OF OPERATIONS

Consolidated Statement of Operations For the Year Ended June 30, 2003.

     Our net losses for each of the current years ended June 30, 2003 and June 30, 2002 were $2.8 million. Our net loss from continuing operations for the current year ended June 30, 2003 was $2.8 million compared with a net loss of $3.5 million for the prior year. The decrease in the net loss from continuing operations for the year ended June 30, 2003, as compared to the prior year, was principally the result of a 503% increase in revenue to $559,000 and a 14% reduction in operating costs to $2.9 million.

     Revenue. Revenues are generated through sales of services for design and development of Kronos(TM) devices at Kronos Air Technologies, Inc. Revenues for the year ended June 30, 2003 were $559,000 compared with $93,000 in the prior year. Current year revenues were primarily from our HoMedics development agreement, U.S. Navy Small Business Innovative Research Phase II contract, U.S. Army Small Business Innovative Research Phase I contract and our contract with a business jet manufacturer.

     Cost of Sales. Cost of sales for the year ended June 30, 2003 was $314,000 compared with $78,000 for the prior year. Cost of sales is primarily research and development costs and material and labor associated with our HoMedics development agreement, U.S. Navy Small Business Innovative Research Phase II contract, U.S. Army Small Business Innovative Research Phase I contract and contract with a business jet manufacturer.

     Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the year ended June 30, 2003 decreased $469,000 from the prior year to $2.9 million. The decrease was principally the result of an $856,000 reduction in professional services, $108,000 reduction in general research and development expenses and $27,000 reduction in other selling, general and administrative expenses off set by a $511,000 increase in compensation and benefits. The reduction in professional services was primarily the result of Daniel R. Dwight, our President and Chief Operating Officer, and Richard F. Tusing, our Chief Operating Officer, terminating their consulting agreements with Kronos in November 2001 and January 2003, respectively, and the completion of a 12 month consulting agreement with the Eagle Rock Group, LLC in March 2003. The increase in compensation and benefits was primarily the result of Messrs. Dwight and Tusing entering into employment contracts with Kronos in November 2001 and January 2003, respectively.

Consolidated Balance Sheet as of June 30, 2003

     Our total assets at June 30, 2003 were $3.2 million compared with $2.4 million at June 30, 2002. Total assets at June 30, 2003 and June 30, 2002 were comprised primarily of $2.5 million and $2.2 million, respectively, of patents/intellectual property. Total current assets at June 30, 2003 and 2002 were $724,000 and $123,000, respectively, while total current liabilities for those same periods were $1.9 million and $1.8 million, respectively, creating a working capital deficit of $1.2 million and $1.7 million at each respective period end. This working capital deficit is primarily due to accrued expenses and payables to directors and officers.

     Shareholders' deficit as of June 30, 2003 and 2002 was ($1.2 million) and ($385,000), respectively, representing a decrease of $849,000. The decrease in shareholders' equity is primarily the result of incurring a $2.8 million loss from continuing operations for the twelve months ended June 30, 2003, offset by the sale and issuance, net of offering costs, of $986,000 of common stock and the sale of $893,000 of unexercised warrants.

Consolidated Statement of Operations for the Year Ended June 30, 2002

     Our net loss for the year ended June 30, 2002 was $2.8 million compared with a net loss of $9.9 million for the prior year. The decrease in the net loss for the year ended June 30, 2002, as compared to the prior year, was the result of a gain on the disposition of Aperion Audio, which was a discontinued operation and not associated with the air purification business, for $682,000 in the year ended June 30, 2002 compared with a loss of $6.3 million from the operation and disposition of discontinued operations for the year ended June 30, 2001. The net loss from continuing operations decreased $107,000 for the year ended June 30, 2002 compared to the prior year.

     Revenue. Revenues are generated through sales of Kronos(TM) devices at Kronos Air Technologies, Inc. Revenues for the year ended June 30, 2002 were $93,000 compared with $95,000 in the prior year. Fiscal year 2002 revenues were primarily from our U.S. Navy Small Business Innovative Research Phase I contract.

     Cost of Sales. Cost of sales for the year ended June 30, 2002 was $78,000 compared with $63,000 for the prior year. Cost of sales is primarily research and development costs associated with our U.S. Navy Small Business Innovative Research Phase I contract.

     Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the year ended June 30, 2002 decreased $10,000 from the prior year to $3.4 million of which professional services paid/accrued to management consultants ($1.6 million), legal ($215,000) and accounting professionals ($186,000) engaged by the Company were $2.0 million or 60% compared to 22% in the prior year. The majority of the consulting fees expensed in the current year ($943,000) relate to the value of warrants and options issued for consulting services. Compensation and benefits were $520,000 or 15% compared to 35% in the prior year, depreciation and intangibles amortization were $287,000 or 8% compared to 17% in the prior year, research and development was $224,000 or 7% compared to 9% in the prior year, and other general and administrative expenses were $338,000 or 10% compared to 17% in the prior year.

Consolidated Balance Sheet as of June 30, 2002

     Our total assets at June 30, 2002 were $2.4 million compared with $3.1 million at June 30, 2001. Total assets at June 30, 2002 were comprised primarily of $2.2 million of patents/intellectual property. Total assets at June 30, 2001 were comprised primarily of $2.4 million of patents/intellectual property and $521,800 of deferred financing fees. Total current assets at June 30, 2002 and 2001 were $123,000 and $70,000, respectively, while total current liabilities for those same periods were $1.8 million and $1.9 million, respectively, creating a working capital deficit of $1.7 million at each respective period end. This working capital deficit is primarily due to accrued expenses for compensation, management consulting and other professional services. Shareholders' equity (deficit) as of June 30, 2002 and 2001 was $(385,000) and $479,000, respectively, representing a decrease of $0.8 million. The decrease in shareholders' equity (deficit) is primarily the result of incurring a $2.8 million loss from continuing operations for the twelve months ended June 30, 2002, offset by the sale and issuance, net of offering costs, of $1.7 million of common stock.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have relied principally on the sale of common stock to finance our operations.

     On May 9, 2003, we closed on a $3.5 million secured financing from a strategic customer, HoMedics, Inc. $2.5 million was advanced to Kronos upon execution of the agreement and $1.0 million will be advanced upon the start of production for the Kronos-based air purification product line to be marketed and distributed by HoMedics.

     On May 7, 2002, we completed a successful private placement of our common stock through which we sold 1,971,176 shares of our common stock at $0.17 per share to seven accredited investors for consideration of $335,100 cash and 1,429,695 shares of our common stock at $0.17 per share to six members of our management team and / or directors for consideration of $39,987 cash and conversion of $203,061 of debt into equity.

     Kronos SBIR contracts with the U. S. Military, including the U. S. Army Phase I Option and Phase II and the U. S. Navy Phase II contracts, are potentially worth up to $1.5 million in product development and testing support for Kronos Air Technologies. In November 2002, Kronos Air Technologies was awarded by the U. S. Navy for a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $150,000. As of June 30, 2003, Kronos has received $150,000 in funding under the U. S. Navy SBIR Phase II contract. In July 2003, Kronos Air Technologies obtained a Pre-Award notice from the U. S. Army for a SBIR II contract worth $730,000. In August 2003, Kronos Air
Technologies obtained notice from the U. S. Army for the option of the SBIR Phase I contract worth $50,000. To earn these future amounts, we will have to complete the required work.

     Net cash flow used in operating activities was $2.0 million for the year ended June 30, 2003. We were able to satisfy most of our cash requirements for this period from the proceeds of secured debt facility and the issuance and sale of our common stock.

     On June 19, 2001, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to this agreement, we have sold approximately 6 million shares of our common stock and have received $1,339,000.

     On August 12, 2002, we terminated our common stock purchase agreement dated June 19, 2001 and entered into a new common stock purchase agreement with Fusion Capital. Pursuant to the 2002 common stock purchase agreement, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. The $6.0 million of our common stock can be purchased over a 30-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of our common stock without any fixed discount to the then-current market price. Fusion Capital is obligated to purchase shares under the agreement as long as the share price exceeds a floor of $0.10. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital.

     We estimate that achievement of our business plan will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to the senior debt funding from HoMedics, Fusion Capital transaction and/or the sale of additional equity in our Company, cash flow generated from government grants and contracts, which includes funding from the Small Business Innovation Research contracts sponsored by the United States Navy and Army awarded to Kronos Air Technologies, and cash flow generated from customer revenue. Pursuant to discussions with the companies that we will be licensing our technology, we anticipate generating cash flow in our 2004 fiscal year from advance funding from these companies for production development work. There are no assurances that these sources of funding will be adequate to meet our cash flow needs.

GOING CONCERN OPINION

     Our independent auditors have included an explanatory paragraph to their audit opinions issued in connection with our 2003 and 2002 financial statements that states that we do not have significant cash or other material assets to cover our operating costs. Our ability to obtain additional funding will largely determine our ability to continue in business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


              KRONOS ADVANCED TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 2003



 Report of Independent Certified Public Accountants                      F-2

 Report of Independent Certified Public Accountants                      F-3

 Consolidated Balance Sheets as of June 30, 2003 and June 30, 2002       F-4

 Consolidated Statements of Operations for the years ended June 30,
     2003 and 2002                                                       F-5

 Consolidated Statements of Cash Flows for the years ended June 30,
     2003 and 2002                                                       F-6

 Consolidated Statement of Changes of Shareholders' Deficit for years
     ended June 30, 2003 and 2002                                        F-7

 Notes to Consolidated Financial Statements                         F-8 to F-23

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Kronos Advanced Technologies, Inc.

     We have audited the accompanying consolidated balance sheet of Kronos Advanced Technologies, Inc. and Subsidiary as of June 30, 2003 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of Kronos Advanced Technologies, Inc. and Subsidiary as of June 30, 2003 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Note 3. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/Sherb & Co., LLP
                                           ----------------------------
                                               Sherb & Co., LLP
                                               Certified Public Accountants

New York, New York
September 19, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Kronos Advanced Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Kronos Advanced Technologies, Inc. and its subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kronos Advanced Technologies, Inc. and its subsidiaries as of June 30, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  GRANT THORNTON LLP

Portland, Oregon
September 4, 2002

                        KRONOS ADVANCED TECHNOLGIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                          June 30,                     June 30,
                                                           2003                          2002
                                                   --------------------         --------------------
 Assets

 Current Assets
     Cash                                          $           641,178          $            21,510
     Accounts receivable, net                                   48,766                          700
     Prepaids                                                   34,135                      101,029
                                                   --------------------         --------------------
                Total Current Assets                           724,079                      123,239
                                                   --------------------         --------------------

 Property and Equipment                                         74,673                       62,723
     Less: Accumulated Depreciation                            (46,631)                     (33,348)
                                                   --------------------         --------------------
                Net Property and Equipment                      28,042                       29,375
                                                   --------------------         --------------------

 Other Assets
     Intangibles                                             2,487,473                    2,213,917
                                                   --------------------         --------------------
                Total Other Assets                           2,487,473                    2,213,917
                                                   --------------------         --------------------

 Total Assets                                      $         3,239,594          $         2,366,531
                                                   ====================         ====================

 Liabilities and Shareholders' Deficit

 Current Liabilities

     Accrued expenses and payables to
      directors and officers                       $         1,172,015          $           886,447
     Accounts payable                                          218,338                      254,201
     Accrued expenses                                          174,677                      100,797
     Deferred revenue                                          133,751                         -
     Notes payable, current portion                            185,670                      535,700
                                                   --------------------         --------------------
                Total Current Liabilities                    1,884,451                    1,777,145
                                                   --------------------         --------------------
 Long Term Liabilities
     Notes payable                                           2,676,479                      225,466
                Discount on notes payable                     (893,046)                        -
                                                   --------------------         --------------------
                Total Long Term Liabilities                  1,783,433                      225,466
                                                   --------------------         --------------------
                Total Liabilities                            3,647,884                    2,002,611
                                                   --------------------         --------------------

 Redeemable Warrants                                           805,300                      748,500
                                                   --------------------         --------------------

 Shareholders' Deficit
     Common stock, authorized 500,000,000
      shares of $.001 par value
      Issued and outstanding -
      53,836,524 and 43,937,907, respectively                   53,837                       43,938
     Capital in excess of par value                         16,240,378                   14,371,113
     Deferred equity compensation                                 -                         (41,668)
     Accumulated deficit                                   (17,527,805)                 (14,757,963)
                                                   --------------------         --------------------
                Total Shareholders' Deficit                 (1,233,590)                    (384,580)
                                                   --------------------         --------------------

 Total Liabilities and Shareholders' Deficit       $         3,239,594          $         2,366,531
                                                   ====================         ====================






   The accompanying notes are an integral part of these financial statements.

                        KRONOS ADANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Year ended June 30,
                                                         ---------------------------------
                                                             2003             2002
                                                         ---------------- ----------------

 Sales                                                   $      558,590     $      92,589
 Cost of sales                                                  314,496            77,589
                                                         ---------------- ----------------
 Gross Profit                                                   244,094            15,000
                                                         ---------------- ----------------

 Selling, General and Administrative expenses

     Compensation and benefits                                1,031,375           520,021
     Research and development                                   116,251           224,086
     Professional services                                    1,156,903         2,012,485
     Depreciation and amortization                              284,647           286,696
     Facilities                                                  96,579            83,881
     Other selling general and administrative expenses          226,716           253,935
                                                         ---------------- ----------------
 Total Selling, General and Administrative expenses           2,912,471         3,381,104
                                                         ---------------- ----------------

 Net Operating Loss                                          (2,668,377)       (3,366,104)
 Other Income / (Expense)                                        83,380               639
 Interest Expense                                              (184,845)         (100,520)
                                                         ---------------- ----------------
 Net Loss Before Taxes                                       (2,769,842)       (3,465,985)

 Provision for Taxes                                               -                 -
                                                         ---------------- ----------------

Net Loss From Continuing Operations                          (2,769,842)       (3,465,985)
Gain on disposal of discontinued operations,
 net of income tax of $0                                           -              681,808

                                                         ---------------- ----------------
Net Loss                                                 $   (2,769,842)  $    (2,784,177)
                                                         ================ ================

 Basic Loss Per Share:
        Loss from continuing operations                  $        (0.06)  $         (0.09)
        Income from discontinued operations                       -                  0.02
                                                         ---------------- ----------------
        Net Loss                                         $        (0.06)  $         (0.07)
                                                         ================ ================

 Diluted Loss Per Share:
        Loss from continuing operations                  $        (0.06)  $        (0.09)
        Income from discontinued operations                       -                 0.02
                                                         ---------------- ----------------
        Net Loss                                         $        (0.06)  $        (0.07)
                                                         ================ ================

Weighted Average Shares Outstanding                          48,258,340       37,088,274
                                                         ================ ================




   The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the year ended June 30,
                                                                  ------------------------------------------
                                                                         2003                   2002
                                                                  --------------------    ------------------
  CASH FLOWS FROM OPERATING ACTIVITIES

          Net loss from continuing operations                     $        (2,769,842)    $      (3,465,985)
          Adjustments to reconcile net loss to net cash
                 used in by operations
                 Depreciation and amortization                                284,647               286,696
                 Common stock issued for compensation/services                119,925               805,167
          Change In:
                 Accounts receivable                                          (48,066)                 (700)
                 Prepaid expenses and other assets                             66,894               (63,350)
                 Deferred revenue                                             133,751                  -
                 Accounts payable                                            (211,589)              826,700
                 Accrued expenses and other liabilities                       411,059               108,475
                                                                  --------------------    ------------------
     Net cash provided by Continuing Operations                            (2,013,221)           (1,502,997)
                                                                  --------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES

                 Purchases of property and equipment                          (11,950)                 -
                 Investment in patent protection                               (1,500)              (53,757)
                                                                  --------------------    ------------------
     Net cash provided by Investing Activities                                (13,450)              (53,757)
                                                                  --------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
                 Issuance of common stock                                     723,000             1,649,695
                 Proceeds from short-term borrowings                          283,889               130,700
                 Repayments of short-term borrowings                         (760,550)             (155,000)
                 Proceeds from long-term borrowings                         2,400,000                  -
                 Deferred finance costs paid                                     -                  (79,750)
                                                                  --------------------    ------------------
     Net cash provided by Financing Activities                              2,646,339             1,545,645
                                                                  --------------------    ------------------
NET (DECREASE) INCREASE IN CASH                                               619,668               (11,109)
CASH
     Beginning of period                                                       21,510                32,619
                                                                  --------------------    ------------------
     End of period                                                $           641,178     $          21,510
                                                                  ====================    ==================

Supplemental schedule of non-cash investing and financing
 activities:
     Interest paid in cash                                        $              -        $         22,149
     Income taxes                                                 $              -        $           -
Non-cash investing and financing activities:
     Debt satisfied with stock                                    $           206,000     $        696,195
     Issuance of notes payable for accrued payables               $              -        $        471,566
     Issuance of stock in legal settlement                        $              -        $        115,000
     Acquisition of intellectual property with stock              $           273,420     $           -
     Issuance of warrants for secured financing                   $           100,000     $           -









    The accompanying notes are an integral part of this financial statement.

                        KRONOS ADANCED TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT


                                                                                                                           Total
                                                           Common Stock       Capital in                     Deferred  Shareholders'
                                                      ---------------------  Excess of Par   Accumulated     equity       Equity
                                                        Shares      Amount       Value        Deficit      compensation   (Deficit)
                                                      ----------- ---------- ------------- -------------- ------------ -------------
 BALANCE at June 30, 2001                              34,000,978 $   34,001 $  12,418,350 $ (11,973,785) $     -      $    478,566

        Shares issued on July 6, 2001 for cash            238,806        239        79,761          -           -            80,000
        Shares issued on July 20, 2001 as
         compensation                                         250       -              113          -           -               113
        Shares issued on October 1, 2001 for
         consulting services                              360,000        360       100,440          -           -           100,800
        Shares issued on October 1, 2001 as
         compensation                                       2,250          2         1,446          -           -             1,448
        Shares issued on October 1, 2001 for cash       1,000,000      1,000       446,982          -           -           447,982
        Shares issued on November 30, 2001 to Fusion
         Capital for cash                                 100,000        100        23,400          -           -            23,500
        Shares issued on December 10, 2001 to Fusion
         Capital for cash                                  50,000         50        10,950          -           -            11,000
        Shares issued on December 12, 2001 to Fusion
         Capital for cash                                 100,000        100        20,900          -           -            21,000
        Shares issued on December 13, 2001 to Fusion
         Capital for cash                                  75,000         75        16,050          -           -            16,125
        Shares issued on December 14, 2001 to Fusion
         Capital for cash                                 500,000        500       107,000          -           -           107,500
        Shares issued in January 2002 to Fusion
         Capital for cash                                 925,000        925       194,700          -           -           195,625
        Shares issued in February 2002 to Fusion
         Capital for cash                                 350,000        350        69,150          -           -            69,500
        Shares issued in March 2002 to Fusion Capital
         for cash                                       1,683,333      1,684       260,691          -           -           262,375
        Shares issued in April 2002 to Fusion Capital
         for cash                                         178,571        179        24,821          -           -            25,000
        Shares issued in May 2002 to Fusion Capital
         for cash                                          97,848         98        14,903          -           -            15,001
        Shares issued on May 31, 2002 for cash          2,206,394      2,206       372,881          -           -           375,087
        Shares issued on May 31, 2002 for payment of
         debt                                           1,194,477      1,194       201,867          -           -           203,061
        Shares issued on May 31, 2002 in settlement of
         Foster & Price litigation                        375,000        375       213,375          -           -           213,750
        Shares issued on June 7, 2002 in Aperion Audio
         sale and settlement                              500,000        500       114,500          -           -           115,000
        Stock options granted at June 30, 2002 for
         consulting services                                 -          -          279,384          -           -           279,384
        Amortization of deferred financing fees              -          -         (600,550)         -           -          (600,550)
        Deferred equity compensation at June 30, 2002        -          -             -             -        (41,668)       (41,668)
        Net loss for the year ended June 30, 2002            -          -             -       (2,784,177)       -        (2,784,177)
                                                      ----------- ---------- ------------- -------------- ------------ -------------
  BALANCE at June 30, 2002                             43,937,907    43,938     14,371,113   (14,757,963)    (41,668)      (384,580)



        Shares issued in July 2002 for cash               150,000       150         26,100          -           -            26,250
        Shares issued in August 2002 for cash             790,248       790        116,928          -           -           117,718
        Shares issued in September 2002 for cash          263,141       263         38,769          -           -            39,032
         Stock options granted at Sept 30, 2002 for
         consulting services                                                         5,674          -           -             5,674
        Shares issued in October 2002 for cash          1,750,000     1,750        173,250          -           -           175,000
        Shares issued in November 2002 for cash           189,884       190         24,810          -           -            25,000
        Shares issued in December 2002 for cash           350,000       350         34,650          -           -            35,000
        Shares issued in December 2002 for debt
         reduction                                        306,000       306         33,854          -           -            34,160
        Stock options granted at December 31, 2002 for
         consulting services                                                         5,225          -           -             5,225
        Shares issued in January 2003 for cash          1,000,000     1,000         99,000          -           -           100,000
        Shares issued in February 2003 for cash           850,000       850         84,150          -           -            85,000
        Shares issued in March 2003 for cash              704,811       705         73,263          -           -            73,968
        Stock options granted at March 31, 2002 for
         consulting services                                 -         -             1,955          -           -             1,955
        Amortization of deferred equity compensation                                                -         41,668         41,668
        Shares issued in April 2003 for cash              545,000       545         53,955          -           -            54,500
        Shares issued for acquisition of intellectual
         property rights                                2,790,000     2,790        270,630          -           -           273,420
        Warrants issued to HoMedics                          -         -           993,046          -           -           993,046
        Costs associated with equity  financing              -         -          (216,055)         -           -          (216,055)
        Shares issued in June for consulting services     209,533       210         34,489          -           -            34,699
        Options issued in June for consulting services       -         -            15,572          -           -            15,572
        Net loss for the year ended June 30, 2003            -         -              -       (2,769,842)       -        (2,769,842)
                                                      ----------- ---------- ------------- -------------- ------------ -------------
 BALANCE at June 30, 2003                             53,836,524  $ 53,837   $  16,240,378$  (17,527,805)$       -    $  (1,233,590)
                                                      =========== ========== ============= ============== ============ =============

    The accompanying notes are an integral part of this financial statement.

                                     F-7(a)

               KRONOS ADVANCED TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

     Kronos Advanced Technologies, Inc. ("Kronos") is a Nevada corporation (the "Company"). The Company's shares began trading on the over-the-counter bulletin board exchange on August 28, 1996 under the symbol "TSET." Effective January 12, 2002, the Company began doing business as Kronos Advanced Technologies, Inc. and, as of January 18, 2002, we changed the Company ticker symbol to "KNOS." We have confined most of our recent activities to develop the Kronos (TM) technology.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method. The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 fiscal year end.

Reclassifications. Certain reclassifications have been made to the 2002 financial statements in order to conform to the 2003 presentation. None of these reclassifications affected previously reported financial position, results of operations or cash flows of the Company.

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and of each of its subsidiaries for the periods in which the subsidiaries were owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At June 30, 2003, we had only one subsidiary, Kronos Air Technologies, Inc.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

Concentrations of Credit Risk. Financial instruments which can potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company manages its exposure to risk through ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts for potential losses and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse impact on the Company's financial position or results of operations. We have cash in a bank account in excess of the $100,000 maximum amount insured by the Federal Deposit Insurance (FDIC).

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents.

Accounts Receivable. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at June 30, 2003 and June 30, 2002. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.

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

Intangibles. The Company uses assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, the strategic significance of any identifiable intangible asset in our business objectives, as well as the market capitalization of the Company. Cash flow projections used for recoverability and impairment analysis use the same key assumptions and are consistent with projections used for internal budgeting, and for lenders and other third parties. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by Kronos. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, and utilization of the asset.

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

Revenue Recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) 101, which requires evidence of an agreement, delivery of the product or services at a fixed or determinable price, and assurance of collection within a reasonable period of time. Further, Kronos Air Technologies recognizes revenue on the sale of the custom-designed contract sales under the percentage-of-completion method of accounting in the ratio that costs incurred to date bear to estimated total costs. For uncompleted contracts where costs and estimated profits exceed billings, the net amount is included as an asset in the balance sheet. For uncompleted contracts where billings exceed costs and estimated profits, the net amount is included as a liability in the balance sheet. Sales are reported net of applicable cash discounts and allowances for returns. Revenue from government grants for research and development purposes is recognized as revenue as long as the Company determines that the government will not be the sole or principal expected ultimate customer for the research and development activity or the products resulting from the research and development activity. Otherwise, such revenue is recorded as an offset to research and development expenses in accordance with the Audit and Accounting Guide, Audits of Federal Government Contractors. In either case, the revenue or expense offset is not recognized until the grant funding is invoiced and any customer acceptance provisions are met or lapse.

Stock, Options and Warrants Issued for Services. Issuances of shares of the Company's stock to employees or third-parties for compensation or services is valued using the closing market price on the date of grant for employees and the date services are completed for non-employees. Issuances of options and warrants of the Company's stock are valued using the Black-Scholes option model.

Stock Options. Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123," amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The Company accounts for stock-based compensation to employees and directors using the intrinsic value method of accounting as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's Consolidated Statements of Operations.

     The Company is required under SFAS 123 to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period. The pro forma information is as follows:

                                                     June 30,
                                  ----------------------------------------------
                                           2003                   2002
                                  --------------------    ----------------------
                                                Pro                       Pro
                                   Reported     Forma       Reported     Forma
                                  --------- ----------    ----------- ----------
Net income (loss)                 $  (2,770) $ (3,011)    $  (2,784)  $  (3,602)
Earnings (loss) per Share:
--------------------------------      (0.06)    (0.06)        (0.07)      (0.10)
         Basic                        (0.06)    (0.06)        (0.07)      (0.10)
         Diluted

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants as of June 30, 2003:

                                           2003                   2002
                                  --------------------    ----------------------
Risk free interest rate                    4.0%                   4.0%
Expected dividend yield                      0%                     0%
Expected lives                        3 to 10 years           3 to 10 years
Expected volatility                        140%                   143%


Other Assets. In 2002, Deferred Financing costs related to a common stock purchase agreement have been offset against the proceeds on a dollar-for-dollar basis. Financing costs related to a financing where the proceeds are certain and are received at established intervals will be offset ratably against the proceeds as they are received.

Recent Accounting Pronouncements.

     In August 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit, or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS 146 had no significant impact on the Company's financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An Amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The the adoption of SFAS 148 had no significant impact on the Company's financial statements. This statement is effective for interim periods beginning after December 15, 2002 and for fiscal years ending after December 15, 2002.

     In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company believes the adoption of SFAS 149 will have not significant impact on its financial statements. The statement is effective for contracts entered into or modified after June 30, 2003.

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the impact that the adoption of SFAS No. 150 will have on our financial position and results of operations, however at June 30, 2003 the Company has approximately $805,300 in Redeemable Warrants that may be potentially classified as a liability.

NOTE 3 - REALIZATION OF ASSETS

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the current year ended June 30, 2003. In addition, the Company has used, rather than provided cash in its operations. The Company is currently using its resources to raise capital necessary to commercialize its technology and develop viable commercial products, and to provide for its working capital needs.

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

     Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

     HoMedics Licensing Agreement. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a multiyear, multi-million-dollar Licensing Agreement to bring Kronos(TM) proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on the patented Kronos(TM) technology. In November 2002, Kronos and HoMedics executed a Development Agreement to provide Kronos with the financial resources necessary to complete commercialization of the initial Kronos(TM)-based consumer product line. Kronos is working with HoMedics' engineers, designers, manufacturers, and marketing and sales personnel to complete the initial product line for sales and distribution. HoMedics is focused on product design and features, completion of manufacturing tooling and assembly line processes, and product packaging, including prominent display of the "Kronos" brand. Kronos is focused on completion of the technical hardware and related power supplies for each of the products in the air purification product line, as well as on developing product features and benefits unique to this initial consumer product line.

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

     US Navy SBIR. In November 2002, Kronos was awarded by the U. S. Navy a Small Business Innovation Research Phase II contract. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos(TM) devices being developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. During Phase II, Kronos shall develop, produce and install a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U.S. Navy unique environment. The "cell" will be designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. As of June 30, 2003, U. S. Navy had provided Kronos with $150,000 in funding for this effort under the Phase II contract.

     HoMedics provided debt financing. In May 2003, Kronos entered into an agreement with HoMedics, Inc. for $3.5 million in financing, including $3.4 million in secured debt financing and $100,000 for the purchase of warrants. $2.5 million was paid to Kronos upon execution of the agreement and $1.0 million will be paid upon the start of production as defined in the Licensing Agreement for the Kronos(TM)-based air purification product line to be marketed and distributed by HoMedics. In conjunction with securing this financing, Kronos and HoMedics agreed to negotiate the expansion of our relationship into additional Kronos(TM)-based stand-alone consumer products, including fans, heaters, humidifiers and dehumidifiers, as well as geographic expansion into Europe and Asia.

     Fusion Capital. During our year ended June 30, 2003, we sold 6,543,273 shares of our common stock to Fusion Capital for $723,000 under the terms of our Common Stock Purchase Agreements dated August 12, 2002 and June 19, 2001.

NOTE 4 - BUSINESS COMBINATIONS

     On March 13, 2000, the Company acquired Kronos Air Technologies, Inc. (a development stage company), a Nevada corporation. Kronos Air Technologies is a research and development company having headquarters in Redmond, Washington. Kronos Air Technologies owns all of the intellectual property rights, including certain patents and patents pending, for a technology known as "KronosTM" (formerly named the "electron wind generator"). The consideration for the acquisition was 2,250,000 shares of the Company's common stock. The Company acquired all of the issued and outstanding shares of Kronos Air Technologies. The transaction was accounted for using the purchase method of accounting, accordingly, the results of operations from March 13, 2000 are included in the consolidated statement of operations. The total purchase price of $3.3 million was determined based upon the market value of stock issued which incorporates the restrictions on the transferability of the shares and was allocated to the net assets acquired based on their fair market values at the date of acquisition. Of the purchase price, $633,000 was allocated to in-process technology which had not reached technological feasibility and which had no alternative future use which the Company expensed as of the acquisition date. The remainder of the purchase price was allocated to purchased technology ($2.1 million) and identifiable intangibles ($0.6 million), which are being amortized on a straight line basis over 10 years.

     On May 4, 2000, the Company acquired Aperion Audio. The Company acquired all of Aperion Audio's issued and outstanding shares in exchange for 1,298,701 shares of the Company's common stock. This subsidiary was sold on June 7, 2002 generating a gain (after impairment adjustment) of $0.7 million (See note 14).


NOTE 5 - PREPAID AND OTHER CURRENT ASSETS

       Prepaid and other current assets at June 30, consist of the following:

                                                   2003             2002
                                              ------------     -------------
        Lease deposits                        $     6,056      $     23,253
        Advances to employees                        -               15,000
        Prepaid insurance                          27,079            22,456
        Prepaid professional fees                   1,000            40,320
                                              ------------     -------------
        Prepaid and other current assets      $    34,135      $    101,029
                                              ============     =============

NOTE 6 - PROPERTY AND EQUIPMENT

       Property and equipment at June 30, consists of the following:

                                                   2003             2002
                                              ------------     -------------
           Leasehold improvements             $     5,139      $      5,139
           Office furniture and fixtures           54,061            54,061
           Machinery and equipment                 15,473             3,523
                                              ------------     -------------
                                                   74,673            62,723
           Less accumulated depreciation          (46,631)          (33,348)
                                              ------------     -------------
           Net property and equipment         $    28,042      $     29,375
                                              ============     =============

       Depreciation expense for the years ended June 30, 2003 and 2002 was $13,283 and $15,332, respectively.

NOTE 7 - INTANGIBLES

       Intangible assets at June 30, consist of the following:
                                                   2003             2002
                                              ------------     -------------
             Marketing intangibles            $   587,711      $    587,711
             Purchased patent technology        2,669,355         2,125,935
             Developed patent technology          134,954           133,454
                                              ------------     -------------
                                                3,392,020         2,847,100
             Less accumulated amortization       (904,547)         (633,183)
                                              ------------     -------------
             Net intangible assets            $  2,487,473     $  2,213,917
                                              ============     =============

     Purchased patent technology includes property that was acquired in the Kronos acquisition and relates to a patent application that was pending at the acquisition date. In January 2003, Kronos received formal notification from the US Patent and Trademark Office that this patent had been examined and allowed for issuance. In addition, it includes licensing rights on the above patent that was purchased in May 2003. The Company purchased license rights to fuel cell, computer and microprocessor applications of the Kronos(TM) technology for $543,420 ($270,000 cash and 2,790,000 restricted common shares valued at $273,420).

     Intangible assets are being amortized on a straight line basis over 10 years. Amortization expense for the years ended June 30, 2003 and 2002 was $271,364 and $271,364, respectively.

NOTE 8 - ACCRUED EXPENSES

       Accrued expenses at June 30, consist of the following:
                                                   2003             2002
                                              ------------     -------------
  Accrued compensation                        $   539,656      $    154,928
  Accrued interest                                 24,467            29,038
  Accrued professional services                   131,696            80,795
                                              ------------     -------------
                                              $   695,819      $    264,761
                                              ============     =============

         Interest on unpaid salaries is accruing at the rate of 12% per annum.

NOTE 9 - NOTES PAYABLE

       The Company had the following obligations as of June 30, 2003 and 2002,

                                                   2003             2002
                                              ------------     -------------
  Obligation to Fusion Capital (1)            $      -         $    123,000
  Obligation to Aperion Audio (2)                    -              200,466
  Obligation to former Director (3)                84,725           360,000
  Obligation to The Eagle Rock Group (4)             -               70,000
  Obligation to HoMedics (5)                    2,400,000              -
  Obligation for finance leases (6)                72,424              -

  Obligations to others (7)                       305,000             7,700
                                              ------------     -------------
                                                2,862,149           761,166
 Less:
  Current portion                                 185,670           535,700

                                              ------------     -------------
  Total long term obligations net of
      current portion                         $ 2,676,479      $    225,466
                                              ============     =============

(1) This is a non-interest bearing demand obligation and is only outstanding until Fusion Capital purchases enough stock from the Company to eliminate the advance position.

(2) This note is non-interest bearing with an initial payment of $35,000 and monthly payments thereafter of $15,000 until the note is paid in full. This note has been paid in full.

(3) This note is to a former director of the Company and bears interest at 12%. The note calls for quarterly payments of principal and interest of $10,000 until the note is paid in full.

(4) This note bears interest at the rate of 12%. Payment terms are for monthly interest only payments with the balance due on March 1, 2003. This note has been paid in full.

(5) This note has a 5 year term and bears interest at 6%. In the first year no payments for interest or principal are required. Payments on accrued interest and principal are due quarterly thereafter. This note was issued along with warrants for the purchase of 13.4 million shares of the Company's common stock. As a result, the note was recorded with a discount of $893,000 that is being amortized against earnings using the interest rate method of amortization.

(6)      See note 10

(7) There are two obligations to others. One is non-interest bearing in settlement of a claim by Dutchess Capital and requires a monthly payment of $5,000 until the remaining balance of $35,000 is paid in full. The other note, for $270,000, is for the acquisition of license rights of the Kronos(TM) technology (see note 7). This note is non-interest bearing with quarterly payments of $30,000 until paid in full.


NOTE 10 - LEASES

     The Company has entered into a non-cancelable operating lease for facilities. Rental expense was approximately $66,500 and $62,000 for years ended June 30, 2003 and 2002, respectively. Future minimum lease payments under this operating lease are $61,836 for the year ending June 30, 2004 and $0 thereafter.

     The Company has entered into capital leases for equipment. The leases are for 36 months and contain bargain purchase provisions so that the Company can purchase the equipment at the end of each lease. The following sets forth the minimum future lease payments and present values of the net minimum lease payments under these capital leases:

         Year ended June 30,


         2004                                               $    36,337
         2005                                                    36,337
         2006                                                    28,112
                                                            ------------
         Total minimum lease payments                           100,786
         Less: Executory costs                                     -
                                                            ------------
         Net minimum lease payments                             100,786
         Less:  Imputed interest                                 28,362
                                                            ------------
         Present value of net minimum lease payments        $    72,424
                                                            ============

     In the year ended June 30, 2003, the Company paid $4,008 in principal and $4,451 in interest on capital leases. Of the equipment that was purchased using capital leases, $10,650 was capitalized and the remaining $65,782 was expensed through research and development and cost of sales.

NOTE 11 - EARNINGS (LOSS) PER SHARE

     As of June 30, 2003, there were outstanding options to purchase 10,101,675 shares of Kronos common stock and outstanding warrants to purchase 15,792,342 shares of Kronos common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of June 30, 2002, there were outstanding options to purchase 7,641,975 shares of Kronos common stock and outstanding warrants to purchase 1,900,000 shares of Kronos common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 12 - INCOME TAXES

       The composition of deferred tax assets and the related tax effects at June 30, 2003 and 2002 are as follows:
                                                  2003                2002
                                              -------------      ---------------
Benefit from carryforward of capital and net
operating losses                              $  4,034,973       $    2,685,915

Other temporary differences                        188,206              220,332
Less:
  Valuation allowance                           (4,223,178)          (2,906,247)
                                              -------------      ---------------
  Net deferred tax asset                      $       -          $         -
                                              =============      ===============

     The other temporary differences shown above relate primarily to and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                                                       June 30,
                                    --------------------------------------------------------------------------------
                                                     2003                                    2002
                                    --------------------------------------------------------------------------------
                                           Amount        % of pre-tax Loss         Amount        % of pre-tax Loss
                                    --------------------------------------------------------------------------------
Benefit for income tax at:
 Federal statutory rate                    $941,746             34.0%              $946,620            34.0%
State statutory rate                         55,208              2.0%                55,494              2.0%
Non-deductible expenses                     319,977             11.7%             (111,278)            (4.0)%
Acquired NOL and other                         -                 0.0%               248,489              8.9%
Increase in valuation allowance         (1,316,931)           (47.7)%           (1,139,325)           (40.9)%
                                    --------------------------------------------------------------------------------
                                    $         -                  0.0%        $        -                  0.0%
                                    ================================================================================

     The   non-deductible   expenses  shown  above  related   primarily  to  the
amortization of intangible assets and to the differences in treatment of stock options issued for compensation for financial and tax purposes.

     At June 30, 2003, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $8.7 million of unused Federal net operating losses, $2.3 million capital losses and $7.5 million State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2023 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 13 - CONSULTING AGREEMENTS

     On July 9, 2001, the Company signed an agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. ("Eagle Rock"). Pursuant to the agreement that the Company entered into with Eagle Rock, the Company issued to Eagle Rock a ten-year warrant granting them the right to purchase 1,400,000 shares of the Company's common stock at an exercise price of $0.68 per share. The warrant contains redemption rights in the event that we enter into a transaction that results in a change of control of the Company. The warrant was valued at $686,000 using the Black-Scholes option valuation model and was initially recorded as deferred equity compensation and amortized into current period professional services expense at a rate of $137,200 per month over the term of the agreement. Amortization for the year ended June 30, 2002 was $686,000. The shares underlying the warrant have subscription rights in the event that the Company issues any rights to all of its stockholders to subscribe for shares of the Company's common stock. In addition, the warrant contains redemption rights in the event that the Company enters into a transaction that results in a change of control of the Company.

     On October 1, 2001, the Company entered into a 15 month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 1, 2001 as the share grant is non-forfeitable and fully vested on that date. The stock was valued on that date at $0.28 a share (the closing price for the Company's common stock on the measurement date). The stock issuance , valued at $100,800 was recorded as a prepaid consulting fee and was amortized to Professional Fee Expense ratably over the 15 month term of the contract. Under this contract, expenses of $40,320 and $60,480 were recorded for the years ended June 30, 2003 and 2002, respectively.

     Effective March 11, 2002, the Company entered into a new agreement with the Eagle Rock Group for a nearly one year period ending March 1, 2003. Pursuant to the agreement, the Company issued a note for the outstanding balance of $120,000 due to The Eagle Rock Group, which has been paid in full. The Company granted Eagle Rock a ten-year warrant granting them the right to purchase 900,000 shares of our common stock. Two hundred and fifty thousand (250,000) warrant shares at an exercise price of $0.42 and two hundred and fifty thousand (250,000) warrant shares at an exercise price of $0. 205 (the closing price of the Company's common stock on March 1, 2002) were earned over a 12-month period and four hundred thousand (400,000) warrant shares at an exercise price of $0.145 were earned upon securing of our Licensing Agreement with HoMedics. These warrants are irrevocable and are fully vested. For the 400,000 warrants earned upon securing the HoMedics License Agreement, the measurement date is October 22, 2003 as the warrants became fully vested and non-forfeitable on the date. The value assigned to these 400,000 warrants is $56,800 and was determined using the Black-Scholes option valuation model. The $56,800 was expensed in the period of the measurement date. For the other 500,000 warrants, the measurement date is March 1, 2002 as the warrants are fully vested and non-forfeitable on that date. The value assigned to these warrants is $62,500 and was determined using the Black-Scholes option valuation model. The 500,000 warrants are for general consulting services for a 12 month period. The $62,500 was expensed ratably over the term of the consulting contract. Under this contract, expenses of $98,467 and $20,833 were recorded for the years ended June 30, 2003 and 2002, respectively.

NOTE 14 - DISCONTINUED OPERATIONS

     On September 14, 2001 the board approved a formal plan of action to sell or otherwise dispose of Aperion Audio. The Company accrued $150,000 for anticipated operating losses during the phase-out period. At June 30, 2001, the Company recognized an impairment loss on the intangible asset related to its acquisition of Aperion Audio of $2,294,000. The sale of Kronos-owned shares of Aperion Audio common stock was completed on June 7, 2002, pursuant to a Settlement Agreement and Mutual Release. The Company sold the shares of Aperion Audio to an Aperion Audio management group ("the Buyers"). Pursuant to the sale, the Buyers received 500,000 shares of the Company's common stock. Under this agreement/settlement, the Company agreed to pay the remaining $213,900 of capital contributions previously agreed to at the time the Company acquired Aperion Audio, as well as Aperion Audio's legal fees associated with the arbitration of $21,566, in the form of a non-interest bearing note payable over the next 14 months. In exchange, the Company received a full release of all liabilities, and claims including the release of the potential liability for $3,750,000 of additional consideration to be paid in shares of Kronos Advanced Technologies, Inc. common stock via an earn-out provision in the Acquisition Agreement. As a result, the Company has no additional risk of loss or any other commitments other than the $235,466 fixed payment. As of June 30, 2003 the note to Aperion Audio was paid in full.

     At June 30, 2001, when the Company wrote down to $0 the intangible asset associated with its investment in Aperion Audio, it created a negative book value for this investment of approximately $800,000. The later sale of Aperion resulted in a gain of $682,000 which is recognized in the June 30, 2002 statement of operations. For tax purposes, there was no write down in the Aperion Audio intangible asset, therefore, there will be no tax effect on this gain.

     The Company's consolidated financial statements for all periods have been reclassified to report separately the results of operations and operating cash flows from continuing operations and the discontinued operations. Aperion Audio is included in the financial statements as discontinued operations. The net revenues of Aperion Audio are included in the financial statements under Net Income (Loss) from Discontinued Operations. Operating results of discontinued operations for the year ended June 30, 2002 are as follows:

                  Operating Results of Discontinued Operations:

                                                            2002
                                                       -------------
                                                       Aperion Audio
                                                       -------------
Sales                                                  $  853,656
Cost of sales                                            (340,479)
Depreciation and amortization                             (12,133)
General and administrative                               (672,127)
                                                       ------------
Operating loss                                           (171,083)

Other income                                               22,799
Interest expense                                          (25,584)
Provision for future operating losses                     139,094
Minority interest                                          34,774
                                                       ------------
Income (Loss) pre-tax                                        -

Income taxes (benefits)                                      -
                                                       ------------
Loss from discontinued operations                       $    -
                                                       ============

NOTE 15 - STOCK OPTIONS AND WARRANTS

     On February 12, 2002, the Board of Directors approved the TSET, Inc. Stock Option Plan under which Kronos' key employees, consultants, independent contractors, officers and directors are eligible to receive grants of stock options. Kronos has reserved a total of 6,250,000 shares of common stock under the Stock Option Plan. Prior to that, the Company had no formal stock option plan but offered as special compensation to certain officers, directors and third party consultants the granting of non-qualified options to purchase Company shares at the market price of such shares as of the option grant date. The options generally have terms of three to ten years. The Company granted non-qualified stock options totaling 2,459,700 and 6,084,900 shares in the years ended June 30, 2003 and 2002, respectively.

     The Company has elected to follow APB No. 25; "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion the existing available models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

     Using the Black-Scholes option valuation model, the weighted average grant date fair value of options granted during the years ended June 30, 2003 and 2002 was $.10 and $0.14 per option share, respectively.

     A summary of the Company's stock option activity and related information for the years ended June 30, 2003 and 2002 is as follows (in thousands, except per share amounts):

                                                                  Weighted
                                                                  Average
                                                   Shares      Exercise Price
                                                  --------     --------------
     Outstanding at June 30, 2001                    1,557         $  0.89
          Granted                                    6,085            0.54
          Exercised                                      -             -
          Cancelled                                      -             -
                                                   -------     --------------
     Outstanding at June 30, 2002                    7,642            0.61
          Granted                                    2,460            0.22
          Exercised                                      -             -
          Cancelled                                      -             -
                                                   -------     --------------
     Outstanding as June 30, 2003                   10,102         $  0.52
                                                   =======     ==============

     A summary of options outstanding and exercisable at June 30, 2003 is as follows (in thousands, except per share amounts):


                                         Options Outstanding                        Options Exercisable
                              ---------------------------------------------  --------------------------------
                                                Weighted
                                                Average
                                               Remaining        Weighted
           Range of                             Life (in        Average          Range of
        Exercise Prices        Options           years)      Exercise Price   Exercise Prices        Options
      -----------------        -------         ---------     --------------  ------------------      -------
      June 30, 2003

        $0.71  -  $1.12            127            2.50              $0.96    $0.71  -  $1.12             127
        $0.21  -  $0.49             30            5.00              $0.36    $0.21  -  $0.49              30
        $0.00  -  $0.20          2,303            9.70              $0.18    $0.00  -  $0.20           2,303

      June 30, 2002

        $0.71  -  $1.12          2,002            5.31              $0.91    $0.71  -  $1.12           2,002
        $0.50  -  $0.70          3,150            9.00              $0.67    $0.50  -  $0.70           3,150
        $0.21  -  $0.49          2,490            8.97              $0.28    $0.21  -  $0.49           2,490


     A summary of the Company's stock warrant activity and related information for the years ended June 30, 2003 and 2002 is as follows (in thousands, except per share amounts):

                                                               Weighted Average
                                                  Warrants      Exercise Price
                                                -----------    ----------------
     Outstanding at June 30, 2001                     -        $           -
                                                     1,900                0.58
          Granted                                     -                    -
          Exercised                                   -                    -
          Cancelled                              ----------    ----------------
     Outstanding at June 30, 2002                    1,900                0.58
          Granted                                   13,892                0.10
          Exercised                                   -                    -
          Cancelled                                   -                    -
                                                 ----------    ----------------
     Outstanding as June 30, 2003                   15,792     $          0.16
                                                 ==========    ================



NOTE 16 - COMMITMENTS AND CONTINGENCIES

     In May 2003, Kronos entered into an agreement with a strategic customer, HoMedics, Inc., for $3.5 million in financing, including $3.4 million in secured debt financing and $100,000 for the purchase of warrants. $2.5 million was paid to Kronos upon execution of the agreement and $1.0 million will be paid upon the start of production as defined in the Licensing Agreement for the Kronos-based air purification product line to be marketed and distributed by HoMedics. There is a risk that we will not be successful in achieving production as defined in the Licensing Agreement. In exchange for providing $3.4 million in debt financing and $100,000, Kronos provided HoMedics with two warrants: (i) 6.7 million warrants (which equated to 10% of the then fully diluted shares) fully vested at the time of funding and (ii) 6.7 million warrants (which equated to 10% of the then fully diluted shares) which will vest only if (1) Kronos does not prepay the entire amount of principal and interest due under the Notes by November 8, 2005; (2) Kronos is in default under any of the Investment Documents, or (3) Kronos does not earn, at any time after the date of this Agreement but prior to November 8, 2005, revenues in an aggregate amount equal to or greater than $3.5 million. The exercise price was set at the market price at the time of closing ($0.10). HoMedics may not be diluted below 7.5% for the first warrant (15% for both warrants) for any funds raised at less than $0.20 per share, excluding options or shares issued to management, directors, and consultants in the normal course of business. No anti-dilution measures for funds raised at greater than $0.20 per share.

EMPLOYMENT AGREEMENTS

     The Company entered into an Employment agreement with an officer effective as of November 15, 2001. The initial term of the Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless written notice within 3 months of the end of the initial term or any subsequent renewal term is received by either party. The Board of Directors renewed the Employment Agreement on August 13, 2003. The Employment Agreement provides for base cash compensation of $180,000 per year and eligibility for annual incentive bonus compensation in an amount equal to annual salary based on the achievement of certain bonus objectives. In addition, the Company granted 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices.

    The Company entered into an Employment agreement with an officer effective as of January 1, 2003. The initial term of the Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless written notice within 3 months of the end of the initial term or any subsequent renewal term is received by either party. The Employment Agreement provides for base cash compensation of $160,000 per year.

NOTE 17 - MAJOR CUSTOMERS

     As of June 30, 2003, the Company has two major customers: HoMedics and the U.S. Navy. Of the $559,000 in revenue recorded in the year ended June 30, 2003, $432,000 or 77% was derived from these two customers.

NOTE 18 - SEGMENTS OF BUSINESS

     The Company operates principally in one segment of business: The Kronos segment licenses, manufactures and distributes air movement and purification devices utilizing the Kronos(TM) technology. All other segments have been disposed of or discontinued. In the year ended June 30, 2003, the Company operated only in the U.S.

NOTE 19 - RELATED PARTIES

     During the year ended June 30, 2003, the Company had a consulting agreement with a member of the board of directors, who is also an officer of the Company. The agreement provided for cash and equity compensation per hour of service provided. At June 30, 2003, the Company had accrued cash compensation under this agreement of $452,000 and had granted options to acquire 549,700 shares at an exercise price of $0.96 per share. In addition, as of June 30, 2003, the Company has outstanding obligations for past compensation to the remaining officers and directors of $720,000. These unpaid amounts currently accrue interest at the rate of 12% per annum.

NOTE 20 - STOCKHOLDERS' EQUITY (DEFICIT)

     During the year ended June 30, 2003, the Company issued 6,593,000 shares of its common stock for $731,000 in cash. The Company issued 209,500 shares valued at $34,700 and options to purchase 224,700 shares of its common stock valued at $28,000 for consulting services.

     In December 2002, the Company issued 206,000 shares in exchange for the assignment of a $206,000 note payable to Jeff Wilson, a former director. The Company also issued 100,000 shares to Aperion Audio to modify the payment schedule on its note payable to Aperion.

     In May 2003, the Company issued 2,790,000 shares of its common stock to acquire intellectual property rights related to computers, microprocessors and fuel cells. These shares were issued with certain rights allowing the Company to buy back all or a portion of the shares at fixed prices through the year 2006. The Company has the right to buy back shares at $0.15 per share in 2003, $.017 per share in 2004, $0.19 in 2005 and $0.20 in 2006..

NOTE 21 - SUBSEQUENT EVENTS

     In August 2003, Kronos received a Notice of Allowance from the United States Patent and Trademark Office indicating that its patent application entitled Method of and Apparatus for Electrostatic Fluid Acceleration Control of a Fluid Flow has been examined and allowed for issuance as a U.S. patent. It is expected that the U. S. Patent will be issued in due course. This latest patent when formally issued will provide intellectual property protection for key aspects of Kronos' technology until late in 2020.

     In July 2003, Kronos obtained a Pre-Award notice from the U.S. Army for a Small Business Innovation Research Phase II contract. During the Pre-Award stage, the U.S. Army will need to complete the necessary documentation for Kronos to begin work on Phase II. The U.S. Army expects that completion of the documentation will take approximately 90 days. The Phase II contract is an extension of the Phase I work that began in 2002.

     In August 2003, Kronos was awarded the option on its U.S. Army Small Business Innovation Research Phase I contract.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(1) (i) Effective August 22, 2003, we dismissed Grant Thornton LLP ("Grant Thornton") as our independent certified public accountants.

(ii) Grant Thornton's report on our Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles; however, the report was modified to include an explanatory paragraph wherein Grant Thornton expressed substantial doubt about our Company's ability to continue as a going concern.

(iii) The change of independent accountants was approved by the Registrant's Board of Directors on August 18, 2003.

(iv) During our most recent two fiscal years, as well as the subsequent interim period through August 22, 2003, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

(v) During our most recent two fiscal years, as well as the subsequent interim period through August 22, 2003, Grant Thornton did not advise our Company of any of the matters identified in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

(vi) We requested Grant Thornton to furnish a letter addressed to the SEC, stating whether it agrees with the statements made by the Registrant and, if not, stating the respects in which it does not agree.

(B) NEW INDEPENDENT ACCOUNTANTS

On August 22, 2003, we engaged Sherb & Company, LLP ("Sherb & Company") as our principal accountant to audit our financial statements. We did not consult Sherb & Company on any matters described in paragraph (a)(2)(i) or (ii) of Item 304 of Regulation S-K during our two most recent fiscal years or any subsequent interim period prior to engaging Sherb & Company.

ITEM 8A.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing date of this report, our Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that our Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our Company's disclosure obligations under the Exchange Act.

     Changes in Internal Controls. There were no significant changes in our Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our directors and executive officers and their ages as of September 22, 2003, are as follows:

          NAME                 AGE    POSITION
          -------------------- -----  ----------------------------------------
          Daniel R. Dwight      43    Director; President and Chief
                                          Executive Officer

          Richard A. Papworth   45    Director; Chief Financial Officer,
                                          Secretary, and Treasurer

          Richard F. Tusing     46    Director; Chief Operating Officer

          Erik W. Black         33    Director

          Spencer I. Browne     53    Director

          James P. McDermott    41    Director

          M. J. Segal           58    Director


     Daniel R Dwight, 43, has served as a Director of Kronos since November 2000, and as a Director and Chief Executive Officer of Kronos Air Technologies since January 2001. Effective October 16, 2001, Mr. Dwight was appointed President and Chief Executive Officer of Kronos. He has extensive experience in private equity and operations in a wide variety of high growth and core industrial businesses. Mr. Dwight spent 17 years with General Electric including 10 years of operations, manufacturing, and business development experience with GE's industrial businesses, and seven years of international investment and private equity experience with GE Capital. He has had responsibility for over a $1 billion in merger and acquisition and private equity transactions at GE. Mr. Dwight initiated GE Capital's entry in the Asia private equity market. Between 1995 and 1999, the Asian equity portfolio grew to include consolidations, leveraged buyouts, growth capital and minority investments in diverse industries, including information technology, telecommunications services, consumer products, services and distribution, and contract manufacturing. Since 1982, Mr. Dwight has held other leadership positions domestically and internationally with GE Capital, as well as senior positions with GE Corporate Business Development (1989-1992) and GE Corporate Audit Staff (1984-1987). Mr. Dwight holds an MBA in Finance and Marketing with Honors from The University of Chicago Graduate School of Business and a B.S. in Accounting with Honors from the University of Vermont.

     Richard A. Papworth, 45, became a Director of Kronos in June 2001, was appointed Chief Financial Officer of Kronos in May 2000, and has served as a
Director, Chief Financial Officer, and Treasurer of Kronos Air Technologies since January 2001, and as Assistant Secretary of Kronos Air Technologies since December 2000. Mr. Papworth has had diverse finance, tax, and accounting experience in a range of industries, including real estate development/construction, software development, publishing, distribution, financial institutions, and investment companies. From 1997-2000, he was Vice-President and Controller of the U.S. and European operations of Wilshire Financial Services Group ("WFSG"). From 1996-97, he was Chief Financial Officer of First Bank of Beverly Hills, a banking subsidiary of WFSG. From 1995-96, Mr. Papworth was Treasurer for Maintenance Warehouse America Corporation. From

1994-95, he maintained a private management and finance consulting practice for select clients. From 1989-94, Mr. Papworth worked for Morrison Homes, the U.S. home building division of U.K.-based George Wimpey Plc., during which period he held various positions including Chief Financial Officer, Treasurer, and Assistant Treasurer. From 1985-89, he engaged in tax consulting with Deloitte and Touche. He received a B.S. in accounting (with minors in business, economics, and Spanish) and a Macc (Masters of Accountancy) with emphasis in tax law, from Brigham Young University in 1984. Mr. Papworth became licensed as a certified public accountant in the State of California in 1987. Mr. Papworth speaks Spanish fluently.

     Richard F. Tusing, 46, has served as a Director of Kronos since October 2000 and as a Director of Kronos Air Technologies since January 2001 and was appointed Chief Operating Officer on January 1, 2002. Mr. Tusing has had extensive experience in developing new enterprises, negotiating the licensing of intellectual property rights, and managing technical and financial organizations, and has more than 20 years of business development, operations, and consulting experience in the technology and telecommunications industries. Prior to his services to Kronos, Mr. Tusing spent four years in executive management with several emerging technology companies, 14 years in various managerial and executive positions with MCI Communications Corporation, and three additional years in managerial consulting. From 1982-1996, Mr. Tusing held multiple managerial and executive positions with MCI Communications Corporation. From 1994-1996, he served as MCI's Director of Strategy and Technology, managing MCI's emerging technologies division (having primary responsibility for evaluating, licensing, investing in, and acquiring third-party technologies deemed of strategic importance to MCI), and also oversaw the development of several early-stage and venture-backed software and hardware companies; in this capacity, Mr. Tusing managed more than 100 scientists and engineers developing state-of-the-art technologies. From 1992-1994, Mr. Tusing founded MCI Metro, MCI's entree into the local telephone services business and, as MCI Metro's Managing Director, managed telecommunications operations, developed financial and ordering systems, and led efforts in designing its marketing campaigns. From 1990-1992, he served as Director of Finance and Business Development for MCI's western region. From 1982-1990, Mr. Tusing held other management and leadership positions within MCI, including service as MCI's Pacific Division's Regional Financial Controller, Manager of MCI's Western Region's Information Technology Division, and led MCI's National Corporate Financial Systems Development
Organization. Mr. Tusing received B.S. degrees in business management and psychology from the University of Maryland in 1979.

     Erik W. Black, 33, became a Director of Kronos in June 2001. Mr. Black was Executive Vice-President - Business Development of Kronos from May 2000 through December 2001. Before joining Kronos, Mr. Black served from 1997 - 2000 as a business and corporate strategy consultant to the office of the Chairman on Funding Selection, Inc., an investment banking and mergers and acquisitions company. From 1999 - 2000, Mr. Black has worked as an e-business associate consultant for IBM Global Services. From 1998 - 1999, Mr. Black was the sole proprietor of E.B. Web Designs, an Internet development services and consulting company. From 1996 - 1997, Mr. Black worked as the communications coordinator for the Synthetic Organic Chemical Manufacturers Association in Washington, D.C., from 1995 - 1996 and as an associate consultant for Robert Charles Lesser & Co., a real estate consulting firm. He received an M.B.A. and a Masters of Information Management degrees from Arizona State University in 2000, a Global Leadership Certificate from Thunderbird - The American Graduate School of International Management in 2000, and a B.A. from Pomona College in 1995, where he graduated magna cum laude and was elected to Phi Beta Kappa. Mr. Black speaks Russian fluently.

     Spenser I. Browne, 53, became a Director of Kronos in August 2003. Mr. Browne has over 30 years of corporate governance, operations and entrepreneurial expertise. He has held various executive and management positions with several New York Stock Exchange and NASDAQ listed companies. Since 1996, Mr. Browne has been a principal of Strategic Asset Management, LLC, a privately owned investment firm, which he founded in 1996. He also currently serves as a director and chairmen of Internet Commerce Corporation (NASDAQ: ICCA), a director of Annaly Mortgage Management (NYSE: NLY) and a director of Delta Financial Corporation (AMEX: DFC). From 1988 until 1996, Mr. Browne served as President, Chief Executive Officer and a director of Asset Investors Corporation
(AIC), a New York Stock Exchange company (NYSE: ANL) he co-founded in 1986. He also served as President, Chief Executive Officer and a director of Commercial Assets, Inc., an affiliate of AIC, from its formation in 1993 until 1996. In addition, from 1990 until 1996, Mr. Browne served as President and a director of M.D.C. Holdings, Inc. (NYSE: MDC), the parent company of a major homebuilder in Colorado. Originally from Philadelphia, Mr. Browne graduated from the Wharton School of the University of Pennsylvania and Villanova University School of Law.

     James P. McDermott, 41 became a Director of Kronos in July 2001. Mr. McDermott has over 18 years of financial and operational problem-solving experience. Mr. McDermott is a co-founder and is currently a Managing Director of Eagle Rock Advisors, LLC, the Manager for The Eagle Rock Group, LLC. From 1992 through 2000, Mr. McDermott held various managerial and executive positions with PennCorp Financial Group, Inc. and its affiliates. From 1998 through 2000, Mr. McDermott was Executive Vice-President and Chief Financial Officer of PennCorp Financial Group. While serving in this position, Mr. McDermott was one-third of the executive management team that was responsible for developing and implementing operational stabilization, debt reduction and recapitalization plans for the company. From 1995 through 1998, Mr. McDermott served as Senior Vice-President of PennCorp Financial Group. Mr. McDermott worked closely with the Audit Committee of the Board of Directors on evaluating the PennCorp's accounting and actuarial practices. In addition, Mr. McDermott was responsible for developing a corporate-wide technology management program resulting in technology convergence and cost savings to the company's technology budget. From 1994 through 1998, Mr. McDermott was a principal in Knightsbridge Capital Fund I, LP, a $92 million investment fund specializing in leverage-equity acquisitions of insurance and insurance-related businesses. Mr. McDermott was also the founding Chairman of the e-business Internet service provider, Kivex.com, and a senior manager of one of the world's leading public accounting firms, KPMG. Mr. McDermott received a B.S. Degree in Business Administration from the University of Wisconsin, Madison.

     M. J. Segal, 58, became a Director of Kronos in September 2003. Mr. Mr. Segal has over 35 years of corporate governance, entrepreneurial and investment banking expertise. Mr. Segal founded the investment banking firm of M.J. Segal Associates in 1987. Since 1992, the firm has specialized in researching private equity opportunities in both private and emerging growth public companies. The Segal group caters primarily to institutional clients, private investment partnerships and professional money managers. After starting his career as a stockbroker and financial planner in 1966 with Philadelphia based New York Stock Exchange firm, Robinson & Company, Mr. Segal joined Josephthal & Co. Inc., a leading full-service investment banking and brokerage firm in New York. Mr. Segal has served as senior vice president of the congressionally charted National Corporation for Housing Partnerships in Washington, D. C. and president of its investment banking subsidiary and has qualified as a NASD broker/dealer financial principal. Originally from Philadelphia, Mr. Segal attended the Wharton School of the University of Pennsylvania and is a graduate of The New York Institute of Finance.

DIRECTORS

     Our Board of Directors consists of eight seats. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Five of our current directors were elected at our annual meeting of stockholders held on December 30, 2002, and two additional directors wereappointed in August and September 2003, respectively. One vacancy currently exists on the Board of Directors as of the date of this filing. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

ADVISORY BOARD

     We established an Advisory Board in July 2001 to assist management in the development of long-range business plans for our Company. Currently, William Poster and Charles Strang are the only Advisory Board Members.

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

     Mr. Strang is a former Kronos Director from January 2001 through December 2002. Mr. Strang was named National Commissioner of NASCAR (National Association for Stock Car Racing) in 1998 and continues to serve in that capacity. In 1989 Mr. Strang received President Bush's American Vocation Success Award; in 1992 was elected to the Hall of Fame of the National Marine Manufacturers
Association; in 1990 was awarded the Medal of Honor of the Union for International Motorboating; and is a life member of the Society of Automotive Engineers. He also currently serves as a Director of the American Power Boat Association (the U.S. governing body for powerboat racing) and Senior Vice-President of the Union for International Motorboating (the world governing body for powerboat racing, with approximately 60 member nations).

     We will continue to evaluate additional potential candidates for our Advisory Board.

COMMITTEES

     On September 11, 2001, the Board of Directors established a Compensation Committee consisting of at least two independent members of the Board of Directors. The Compensation Committee is charged with reviewing and making recommendations concerning Kronos' general compensation strategy, reviewing salaries for officers, reviewing employee benefit plans, and administering Kronos' stock incentive plan, once adopted and implemented. Messrs. Browne, McDermott and Segal are the current members of the Compensation Committee.

     On September 4, 2003, the Board of Directors established an Executive Committee. The purpose of the Executive Committee is to exercise all the powers and authority of the Board of Directors in the management of the property, affairs and business of the Company. The Committee shall consist of no fewer than three members, including the Chief Executive Officer of the Company. Messrs. Browne, Dwight, McDermott, Segal and Tusing are the current members of the Executive Committee.

     On  September  10,  2003,  the  Board  of  Directors  established  an Audit
Committee consisting of at least two independent members of the Board of Directors. The Audit Committee is charged with providing independent and objective oversight of the accounting functions and internal controls of the Company and its subsidiaries to ensure the objectivity of the Company's financial statements. Messrs. Browne, McDermott and Segal are the current members of the Audit Committee.


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

     Share Based Compensation. Each non-executive director is entitled to receive annually 70,000 fully-vested stock option grants, 7,000 stock option grants per meeting attended via conference call, 14,000 option grants per meeting attended in person, 3,500 option grants per meeting for participation on a committee or 5,000 stock option grants per meeting for chairing a committee, as compensation for their services as members of our Board of Directors.

     As of December 30, 2002, Messrs. Black and McDermott have been granted 79,041 and 70,959 option grants, respectively as compensation for their services as members of our Board of Directors. Messrs. Tusing, Dwight and Papworth have each been granted 111,644, 107,808, and 79,041, respectively, shares of our common stock as compensation for their services as members of our Board of Directors. Effective August 6, 2003, non-executive directors, including Messrs. Dwight, Papworth and Tusing will not be compensated separately for their services as members of our Board of Directors.

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

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth compensation for the fiscal year ended June 30, 2003 for our executive officers:


                                                SUMMARY COMPENSATION TABLE

                      Annual Compensation                           Long-Term Compensation
             ---------------------------------------  --------------------------------------------------------
                                                           Restricted    Securities
   Name and                                     Other        Stock       Underlying    LTIP       All Other
   Principal            Salary     Bonus    Compensation     Awards     Options/SARS   Payouts  Compensation
Fiscal Position  Year     $          $            $            $             #            $           $
---------------- ----- --------- ---------- -------------- ----------- --------------- -------- --------------
      (a)        (b)      (c)       (d)          (e)          (f)           (g)          (h)         (i)
---------------- ----- --------- ---------- -------------- ----------- --------------- -------- --------------

Daniel R.        2003   180,000  118,800(5)        12,288      --           660,000       --          --
Dwight,          2002   112,500     --              7,620      --         2,600,000       --          --
President and    2001      --       --               --        --              --         --          --
Chief
Executive
Officer(1)

Richard A.       2003   120,000   21,000(5)          --        --           300,000       --          --
Papworth Chief   2002   120,000     --               --        --           300,000       --          --
Financial        2001   120,000     --               --        --           448,475(3)    --          --
Officer(2)

Richard F.       2003    80,000     --               --        --              --         --          --
Tusing, Chief    2002     --        --               --        --              --         --          --
Operating        2001     --        --               --        --              --         --          --
Officer(4)


   (1) Mr. Dwight became President and Chief Executive Officer of Kronos effective October 16, 2001. He executed a two year employment contract on November 15, 2001. His contract was renewed on August 13, 2003 by the
       Board of Directors. His annual salary is $180,000.

   (2) Mr. Papworth became Chief Financial Officer effective May 19, 2000. His annual salary is $120,000.

   (3) Mr. Papworth was granted an option to purchase 398,475 restricted shares of our common stock pursuant to a letter agreement dated April 10, 2001 amending Mr. Papworth's employment agreement, dated May 19, 2000. The options were fully vested as of April 10, 2001 and the exercise price is equal to $0.885 per share, which was the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on April 9, 2001.
       In addition, Mr. Papworth was granted 50,000 options on April 9, 2001.
       These options are fully vested and the exercise price is equal to $0.885 per share.

   (4) Mr. Tusing became Chief Operating Officer of Kronos effective January 1,
       2002. Mr. Tusing executed an employment contract effective January 1, 2003. Prior to this date, Mr. Tusing was compensated as a consultant to the company. His annual salary is $160,000.

   (5) Cash Bonuses were earned but not paid and have been included in accrued expenses.



                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTIONS/SAR VALUES(1)

                                                                                         VALUE OF
                                                          NUMBER OF SECURITIES         UNEXERCISED
                                                         UNDERLYING UNEXERCISED        IN-THE-MONEY
                    SHARES ACQUIRED                      OPTIONS/SARS AT FISCAL      OPTIONS/SARS AT
       NAME           ON EXERCISE      VALUE REALIZED          YEAR END(1)          FISCAL YEAR END(2)
------------------- ----------------- ----------------- -------------------------- ---------------------

Daniel R. Dwight,         -0-               -0-         Exercisable:  3,581,700                $23,100
President and                                           Unexercisable:      -0-                    -0-
Chief Executive
Officer(3)

Richard A.                -0-               -0-         Exercisable:  1,048,475                $10,500
Papworth Chief                                          Unexercisable:      -0-                    -0-
Financial
Officer(4)

Richard F.                -0-               -0-         Exercisable:  1,549,700                    -0-
Tusing, Chief                                           Unexercisable:      -0-                    -0-
Operating
Officer(5)


   (1) These grants represent options to purchase common stock. No SAR's have been granted.

   (2) The value of the unexercised in-the-money options were calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options as of June 30, 2003.

   (3) Mr. Dwight became President and Chief Executive Officer of Kronos effective October 16, 2001.

   (4) Mr. Papworth became Chief Financial Officer effective May 19, 2000.

   (5) Mr. Tusing became Chief Operating Officer of Kronos effective January 1, 2002.


                             OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                       % TOTAL
                        NO. OF       OPTIONS/SAR'S
                      SECURITIES      GRANTED TO
                      UNDERLYING      EMPLOYEES    EXERCISE OR
                     OPTIONS/SAR'S    IN FISCAL    BASE PRICE
        NAME          GRANTED (#)     YEAR (%)    ($ PER SHARE)  EXPIRATION DATE
------------------- -------------   ------------- ------------ -----------------
Daniel R. Dwight         660,000          26.0%    $    0.185      March 3, 2013
President and
Chief Executive

Richard A. Papworth      300,000          11.9%    $    0.185      March 3, 2013
Chief Financial

Richard F. Tusing        118,500           4.7%    $    0.960  December 31, 2004
Chief Operating          128,000           5.0%    $    0.960      June 30, 2005
                         126,700           5.0%    $    0.960  December 31, 2005


STOCK OPTION PLAN

     On February 12, 2002, the Board of Directors approved the TSET, Inc. Stock Option Plan under which Kronos' key employees, consultants, independent contractors, officers and directors are eligible to receive grants of stock options. Kronos has reserved a total of 6,250,000 shares of common stock under the Stock Option Plan. It is presently administered by Kronos' Board of Directors. Subject to the provisions of the Stock Option Plan, the Board of Directors has full and final authority to select the individuals to whom options will be granted, to grant the options and to determine the terms and conditions and the number of shares issued pursuant thereto.

EMPLOYMENT AGREEMENTS

     Daniel R. Dwight, our President and Chief Executive Officer, and our Company entered into an Employment agreement effective as of November 15, 2001. The initial term of Mr. Dwight's Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Dwight provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. The Board of Directors renewed Mr. Dwight's Employment Agreement on August 13, 2003. Mr. Dwight's Employment Agreement provides for base cash compensation of $180,000 per year. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. In addition, Kronos granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. Mr. Dwight will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

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

     Richard F. Tusing, our Chief Operating Officer, and our Company entered into an Employment agreement effective as of January 1, 2003. The initial term of Mr. Tusing's Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Tusing provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. Mr. Tusing's Employment Agreement provides for base cash compensation of $160,000 per year. Mr. Tusing will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

EXECUTIVE SEVERANCE AGREEMENTS

     The Employment Agreement of Daniel R. Dwight, our Chief Executive Officer, provides that, upon the occurrence of any transaction as defined as a "change of control" of Kronos, Mr. Dwight shall receive his salary and benefits for a period of time that is the greater of (i) one year or (ii) the remainder of Mr. Dwight's employment term.

     The Employment Agreement of Richard A. Papworth, our Chief Financial Officer, provides that upon the occurrence of any transaction involving a change of control of Kronos pursuant to which his employment is terminated, any shares of our common stock to which Mr. Papworth is entitled through any stock option or other stock ownership plan shall immediately vest and Mr. Papworth will be entitled to receive all the compensation and benefits of employment that he would have received for the full term of his employment but for such termination (i.e., given the 2-year "evergreen" term of his employment, Mr. Papworth would therefore receive two years' worth of such compensation), the immediate vesting of shares in any stock option or other stock ownership plan, and the immediate vesting of all matching contributions made by us in any 401(k), savings, profit-sharing, or other similar plan or benefit program.

     The Employment Agreement of Richard F. Tusing, our Chief Operating Officer, provides that, upon the occurrence of any transaction as defined as a "change of control" of Kronos that is not approved by the Board of Directors, Mr. Tusing shall receive his salary, pro-rata bonus and benefits for a period of time that is the greater of (i) one year or (ii) the remainder of Mr. Tusing's employment term.

        As of the date of this filing, we have not adopted any separate executive severance agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

     The following table presents certain information regarding the beneficial ownership of all shares of common stock at September 23, 2003 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 54,336,524 common shares issued and outstanding at September 23, 2003 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at September 23, 2003 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

                                                           COMMON STOCK
                                                        BENEFICIALLY OWNED
                                                     -------------------------
NAME AND ADDRESS                                        NUMBER       PERCENT
----------------                                     ------------- -----------
Daniel R. Dwight                                     4,013,626(1)      7.4%
464 Common Street
Suite 301
Belmont, MA  02478

Richard A. Papworth                                  1,231,155(2)       2.2%
464 Common Street
Suite 301
Belmont, MA  02478

Richard F. Tusing                                    1,984,762(3)       3.6%
464 Common Street
Suite 301
Belmont, MA  02478

James P. McDermott                                     294,118            *
464 Common Street
Suite 301
Belmont, MA  02478

Erik W. Black                                          272,983(4)         *
464 Common Street
Suite 301
Belmont, MA  02478

Spencer I. Browne                                       18,000            *
464 Common Street
Suite 301
Belmont, MA  02478

All Officers and Directors of Kronos                 7,814,644 (5)     14.3%%

---------------

*     Less than 1%.

(1) Includes options to purchase 3,581,700 shares of common stock that can be acquired within sixty days of September 23, 2003.

(2) Includes options to purchase 1,048,475 shares of common stock that can be acquired within sixty days of September 23, 2003.

(3) Includes options to purchase 1,549,700 shares of common stock that can be acquired within sixty days of September 23, 2003.

(4) Includes options to purchase 50,000 shares of common stock that can be acquired within sixty days of September 23, 2003.

(5) Includes options to purchase 6,229,875 shares of common stock that can be acquired within sixty days of September 23, 2003.

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

     On August 11, 2000, we entered into a Consulting Agreement with Daniel R. Dwight and Richard F. Tusing, pursuant to which Messrs. Dwight and Tusing would provide management, financial, strategic, and other consulting services to us in exchange for consulting fees payable in cash and options of our common stock. Out-of-pocket expenses incurred by Messrs. Dwight and Tusing in connection with provision of their services under the Consulting Agreement would also be reimbursed by us. The Consulting Agreement was entered into prior to Messrs. Dwight's and Tusing's appointment as members of our Board of Directors in
October 2000 and was negotiated at arm's length. We believe that the compensation and other provisions of the Consulting Agreement were fair, reasonable, customary, and favorable to us. The Consulting Agreement was renewed with Dwight, Tusing & Associates on similar terms and conditions with a rate adjustment as of January 1, 2001, and was amended on April 12, 2001 to decrease the strike price of the options granted as partial compensation thereunder. Pursuant to Kronos and Mr. Dwight entering into his Employment Agreement, effective November 15, 2001, Mr. Dwight's Consulting Agreement is no longer in effect. Pursuant to Kronos and Mr. Tusing entering into his Employment Agreement, effective January 1, 2003, Mr. Tusing's Consulting Agreement is no longer in effect. Pursuant to his Consulting Agreement, Mr. Dwight earned $208,400 and $179,600, respectively, in the years ended June 30, 2001 and 2002, respectively. Of the aggregate amount of $388,000, we have paid $223,500 to Mr. Dwight and the balance of $164,500 remains payable. Pursuant to his Consulting Agreement, Mr. Tusing earned $207,400 and $377,750, respectively, in the years ended June 30, 2001 and 2002 and $190,050 through December 31, 2002. Of the aggregate amount of $775,200 we have paid $349,100 to Mr. Tusing and the balance of $426,100 remains payable.

     Pursuant to Daniel R. Dwight's Employment Agreement, effective November 15, 2001, our company and Mr. Dwight agreed that the Consulting Agreement, dated January 1, 2001, between our Company and Mr. Dwight was terminated effective November 15, 2001. We acknowledged and agreed that pursuant to the terms of the Consulting Agreement, we owed Mr. Dwight past-due amounts equal to $250,582. We agreed that this past-due amount will accrue interest at 1% per month until paid in full. Payments from our Company to Mr. Dwight shall be allocated first to out-of-pocket expenses, second to salary, and third to repayment of the past-due amount. In addition, we acknowledged and agreed that, pursuant to the Consulting Agreement and the Finders Agreement, Mr. Dwight has earned 271,700 options that are fully vested and exercisable under the terms and conditions of the Consulting Agreement, and a Letter Agreement, dated April 12, 2001 between our Company and Mr. Dwight.

     Pursuant to Richard F. Tusing's Employment Agreement, effective January 1, 2003, our company and Mr. Tusing agreed that the Consulting Agreement, dated January 1, 2001, between our company and Mr. Tusing was terminated effective January 1, 2003. We acknowledged and agreed that pursuant to the terms of the Consulting Agreement, we owe Mr. Tusing past-due amounts equal to $452,000. We agreed that this past-due amount will accrue interest at 1% per month until paid in full. In addition, we acknowledged and agreed that, pursuant to the Consulting Agreement, Mr. Tusing has earned 549,700 options that are fully vested and exercisable under the terms and conditions of the Consulting Agreement, the Finders Agreement and a Letter Agreement, dated April 12, 2001 between our company and Mr. Tusing.

ITEM 13.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)(2)  FINANCIAL  STATEMENTS.   See  index  to  consolidated  financial
statements and supporting schedules.

      (a)(3) EXHIBITS.


EXHIBIT
NO.      DESCRIPTION                                  LOCATION
-------  ----------------------------------           -----------------------------------
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

   10.65  Warrant No. 1 dated May 9, 2003,            Incorporated by reference to
          issued to HoMedics                          Exhibit 99.7 to the Registrant's
                                                      8-K filed on May 15, 2003

   10.65  Warrant No. 2 dated May 9, 2003,            Incorporated by reference to
          issued to HoMedics                          Exhibit 99.7 to the Registrant's
                                                      8-K filed on May 15, 2003
                                                      2002

   11.1   Statement re:  Computation of Earnings      Not applicable

   12.1   Statement re:  Computation of Ratios        Not applicable

   15.1   Letter re:  Unaudited Interim Financial     Not applicable
          Information

   16.1   Letter re:  Change in Certifying            Incorporated by reference to
          Accountant                                  the Company's Form 8-K filed on
                                                      August 22, 2003

   21.1   Subsidiaries of the Registrant              Not applicable

   23.1   Consent of Independent Auditors             Provided herewith

   23.2   Consent of Independent Auditors             Provided herewith

   24.1   Power of Attorney                           Not applicable

   27.1   Financial Data Schedule                     Not applicable

   31.1   Certification of Chief Executive            Provided herewith
          Officer pursuant to 15 U.S.C.
          Section 7241, as adopted pursuant
          to Section 302 of the Sarbanes-Oxley
          Act of 2002

   31.2   Certification of Principal Financial        Provided herewith
          Officer pursuant to U.S.C. Section
          7241, as adopted pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002

   32.1   Certification by Chie Executive Officer     Provided herewith
          and Principal Accounting Officer pursuant
          to 18 U.S.C. Section 1350, as adopted
          pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002


(b) REPORTS ON FORM 8-K.
------------------------------------------------------------------------------

     On May 15, 2003, Kronos filed a Form 8-K with respect to Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits and Item 9 - Regulation FD Disclosure. The date of report on this Form 8-K was May 9, 2003.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

      Date:  September 29, 2003.

                                   KRONOS ADVANCED TECHNOLOGIES, INC.


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


SIGNATURE                          TITLE                      DATE
---------                          -----                      ----

/s/ Erik W. Black
-----------------------------
Erik W. Black                       Director               September 29, 2003


/s/ Spencer I. Browne
-----------------------------
Spencer I. Browne                   Director               September 29, 2003


/s/ Daniel R. Dwight
-----------------------------
Daniel R. Dwight                    Director, President    September 29, 2003
                                     and Chief Executive
                                     Officer

/s/ James P. McDermott
-----------------------------
James P. McDermott                  Director               September 29, 2003


/s/ Richard A. Papworth
-----------------------------
Richard A. Papworth                 Director and Chief     September 29, 2003
                                     Financial Officer

/s/ M. J. Segal
-----------------------------
M. J. Segal                         Director               September 29, 2003


/s/ Richard F. Tusing
-----------------------------
Richard F. Tusing                   Director and Chief     September 29, 2003
                                     Operating Officer