Form 10QSB/A
period 2002-09-30
KRONOS ADVANCED TECHNOLOGIES INC
filed 2003-11-13
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            FORM 10-QSB/Amendment No. 1

                Amended to reflect the review of Sherb & Co., LLP

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


                  REVIEW REPORT OF CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders'
Kronos Advanced Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of Kronos Advanced Technologies, Inc. and Subsidiary as of September 30, 2002, and the consolidated related statements of operations, and cash flows for the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Kronos Advanced Technologies, Inc. and Subsidiary.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



                                               /s/ Sherb & Co., LLP
                                                   ----------------------------
                                                   Sherb & Co., LLP
                                                   Certified Public Accountants
New York, New York
October 17, 2003

                                    TSET, INC
                           CONSOLIDATED BALANCE SHEETS


                                                   SEPTEMBER 30,      JUNE 30,
                                                       2002             2002
                                                   -------------  --------------
                                                    (Unaudited)
 ASSETS

 Current Assets
      Cash                                               $ 24        $ 21,510
      Accounts receivable, net                         26,650             700
      Prepaids                                         66,649         101,029
                                                  --------------  --------------
          TOTAL CURRENT ASSETS                         93,322         123,239
                                                  --------------  --------------

PROPERTY AND EQUIPMENT                                 62,723          62,723
      Less: Accumulated Depreciation                  (38,143)        (33,348)
                                                  --------------  --------------
          NET PROPERTY AND EQUIPMENT                   24,580          29,375
                                                  --------------  --------------
 OTHER ASSETS
      Intangibles                                   2,146,076       2,213,917
                                                  --------------  --------------
          TOTAL OTHER ASSETS                        2,146,076       2,213,917
                                                  --------------  --------------
 TOTAL ASSETS                                     $ 2,263,979     $ 2,366,531
                                                  ==============  ==============


 LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES
      Accounts payable                            $ 1,324,419       $ 956,684
      Accrued expenses                                403,962         284,761
      Notes payable, current portion                  463,165         535,700
                                                  --------------  --------------
          TOTAL CURRENT LIABILITIES                 2,191,546       1,777,145
                                                  --------------  --------------
 LONG TERM LIABILITIES
      Notes payable                                   210,000         225,466
                                                  --------------  --------------
          TOTAL LONG TERM LIABILITIES                 210,000         225,466
                                                  --------------  --------------

          TOTAL LIABILITIES                         2,401,546       2,002,610
                                                  --------------  --------------

 REDEEMABLE WARRANTS                                  748,500         748,500

 SHAREHOLDERS' DEFICIT
      Common stock, authorized 500,000,000
          shares of $.001 par value                    45,141          43,938
      Capital in excess of par value               14,443,929      14,371,113
      Deferred equity compensation                    (26,044)        (41,668)
      Accumulated deficit                         (15,349,093)    (14,757,963)
                                                  --------------  --------------
          TOTAL SHAREHOLDERS' DEFICIT                (886,067)       (384,579)
                                                  --------------  --------------

 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT      $ 2,263,979     $ 2,366,531
                                                  ==============  ==============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                    TSET, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     FOR THE QUARTER ENDED SEPTEMBER 30,
                                                   --------------------------------------
                                                           2002                2001
                                                   -------------------   ----------------
                                                       (Unaudited)           (Unaudited)
Sales                                              $      108,617         $     25,014

Cost of sales                                              92,125               10,014
                                                   ---------------        --------------
Gross Profit                                               16,492               15,000
                                                   ---------------        --------------

Selling, General and Administrative expenses
     Compensation and benefits                            134,790              176,218
     Research and development                              30,274               90,191
     Professional services                                284,076              644,817
     Depreciation and amortization                         72,636               71,674
     Facilities                                            19,205               25,665
     Other selling general & administrative
      expenses                                             32,869               41,047
                                                   ---------------        --------------
Total Selling, General and Administrative
  expenses                                                573,850            1,049,612
                                                   ---------------        --------------

Net Operating Loss                                       (557,358)          (1,034,612)

Other Income / (expense)                                      -                    269

Interest Expense                                          (33,773)             (18,292)
                                                   ---------------        --------------

Net Loss                                           $     (591,130)        $ (1,052,634)
                                                   ===============        ==============

Basic Earnings Loss Per Share

     Net loss                                      $        (0.01)        $      (0.03)
                                                   ===============        ==============

Diluted Earnings Loss Per Share

     Net loss                                      $        (0.01)        $      (0.03)
                                                   ===============        ==============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                    TSET, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         FOR THE QUARTER ENDED SEPTEMBER 30,
                                                         -----------------------------------
                                                              2002              2001
                                                         ---------------- ------------------
                                                           (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS FROM CONTINUING OPERATIONS                  $ (591,130)     $ (1,052,634)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
        (USED IN) PROVIDED BY OPERATIONS
        Depreciation and amortization                         72,636            71,674
        Common stock issued for compensation/services          5,674           274,513

     CHANGE IN
        Inventory Assets                                           -                 -
        Accounts receivable                                  (25,950)                -
        Prepaid expenses and other assets                     34,380           (97,427)
        Accounts Payable                                     268,703           462,312
        Accrued Expenses and other liabilities               119,201           (34,538)
                                                          ---------------- -----------------
            NET CASH USED IN
             CONTINUING OPERATIONS                          (116,486)         (376,100)

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in patent protection                            -           (36,740)
        Investment in discontinued operations                      -            82,545
            NET CASH PROVIDED BY INVESTING                ---------------- -----------------
             ACTIVITIES                                            -            45,805
                                                          ---------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Issuance of common stock                             183,000            80,000
        Proceeds from short-term borrowings                        -           315,321
        Repayments of short-term borrowings                  (88,000)                -
            NET CASH PROVIDED BY FINANCING                ---------------- -----------------
             ACTIVITIES                                       95,000           395,321
                                                          ---------------- -----------------
NET (DECREASE) INCREASE IN CASH                              (21,486)           65,026
CASH
     BEGINNING OF PERIOD                                      21,510            32,619
                                                          ---------------- -----------------
     END OF PERIOD                                        $       24      $     97,645
                                                          ================ =================
Supplemental schedule of non-cash investing
 and financing activities:
     Debt satisfied with stock                            $        -      $          -
                                                          ================ =================


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

NOTE 2 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at September 30, 2002 and June 30, 2002 are as follows:

                                  SEPTEMBER 30,
                                       2002
                                   (UNAUDITED)    JUNE 30, 2002
                                 ---------------  --------------
Benefit from carryforward of
  capital and net operating
  losses                            $2,872,231     $2,685,915
Other temporary differences            220,332        220,332
Less:
  Valuation allowance               (3,092,563)    (2,906,247)
                                 ---------------  --------------
Net deferred tax asset
                                    $         -    $         -
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



                                SEPTEMBER 30, 2002
                                   (UNAUDITED)               JUNE 30, 2002
                             ------------------------ -------------------------
                                              % OF                      % OF
                                             PRE-TAX                   PRE-TAX
                                AMOUNT        LOSS        AMOUNT         LOSS
                             ------------  ---------- -------------  ----------
Benefit for income tax
 at federal statutory rate  $   200,984       34.0%   $   946,620       34.0%
Benefit for income tax at
 state statutory rate            11,782        2.0%        55,494        2.0%
Non-deductible expenses         (26,445)      (4.5)%     (111,274)      (4.0)%
Acquired NOL and other                -        0.0%       248,489        8.9%
Increase in valuation
 allowance                     (186,321)     (31.5)%   (1,139,329)     (40.9)%
                             ------------  ---------- -------------  ----------
                            $         -         0.0%    $       -         0.0%
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

NOTE 4 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 44,526,735 and 34,224,405 for the periods ended September 30, 2002 and 2001, respectively.

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

NOTE 5 - DISCONTINUED OPERATIONS

As of September 30, 2002, the Company had no discontinued operations. In early January 2001, management committed to a formal plan of action to sell or otherwise dispose of Atomic Soccer. Agreement was reached with a buyer group, that included current and former Atomic Soccer management, to sell them the outstanding shares of common stock of Atomic Soccer. The transaction was effective on April 11, 2001. On September 14, 2001 the board approved a formal plan of action to sell or otherwise dispose of Aperion Audio (formerly EdgeAudio). The Company accrued $150,000 for anticipated operating losses during the phase-out period. At June 30, 2001, the Company recognized an impairment loss on the intangible asset related to its acquisition of Aperion Audio of $2,294,000. The sale of TSET-owned shares of Aperion Audio common stock was completed on June 7, 2002, pursuant to a Settlement Agreement and Mutual Release. At June 30, 2001, the Company wrote down to $0 the intangible asset associated with its investment in Aperion Audio creating a negative book value for this investment of approximately $800,000. The sale resulted in a gain of approximately $682,000. For tax purposes, there was no write down in the Aperion Audio intangible asset, therefore, there will be no tax effect on this gain. As a result, both Atomic Soccer and Aperion are included in the financial statements as discontinued operations.

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

                 OPERATING RESULTS OF DISCONTINUED OPERATIONS:
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                     2001
                                 -----------
                                   APERION
                                    AUDIO
                                 -----------
Sales                             $175,265
Cost of sales                      (63,509)
Depreciation and amortization       (3,309)
General and administrative        (208,331)
                                 -----------
Operating income (loss)            (99,883)

Other income                         5,090
Interest expense                    (7,744)
Provision for future operating
losses                              82,030
Minority interest                   20,507
                                 -----------
Income (Loss) pre-tax                    0

Income taxes (benefits)                  -
                                 -----------
Loss from discontinued
 operations                             $0
                                 ===========

NOTE 6 - NOTES PAYABLE

The Company had the following obligations at:

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

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2002

Our total assets at September 30, 2002 were $2.3 million, compared with $2.4 million at June 30, 2002. Total assets at September 30, 2002 were comprised primarily of $2.1 million of patents/intellectual property. Total assets at June 30, 2002 were comprised primarily of $2.2 million of patents/intellectual property. Total current assets at September 30, 2002 and June 30, 2002 were $93,000 and $123,000, respectively, while total current liabilities for those same periods were $2.2 million and $1.8 million, respectively, creating a working capital deficit of $2.1 million and $1.7 million at each respective period end. This working capital deficit is primarily due to accrued expenses for compensation, management consulting and other professional services. Shareholders' deficit as of September 30, 2002 and June 30, 2002 were $(0.9) million and $(0.4) million, respectively, representing a decrease of $0.5 million. The increase in shareholders' deficit is primarily the result of incurring a $0.6 million loss from continuing operations for the three months ended September 30, 2002, partially offset through the sale and issuance of $.02 million of common stock.

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

GOING CONCERN OPINION

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the 2002 and 2001 financial statements that states that we do not have significant cash or other material assets to cover our operating costs. Our ability to obtain additional funding will largely determine our ability to continue in business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Subject to the condition that Fusion Capital is not obligated and will not be permitted to purchase shares of our common stock if the per-share price of our common stock is below the floor price of $0.10, we have the right to receive $10,000 per trading day under the common stock purchase agreement unless our stock price equals or exceeds $3.00, in which case the daily amount may be increased at our option. The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital form other sources, such as through the sale of our Kronos((TM)) air movement and purification systems. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive and if we are unable to commercialize and sell the products or technologies of our subsidiaries, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the common stock purchase agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations. Additional financing could be prohibitively expensive due to the recent economic downturn in the U.S. economy and the possibility of reduced investor confidence generally in the financial markets and in emerging growth and technology companies. In addition, additional financing could be prohibitively expensive because (i) we have limited assets that have value to pledge as collateral; (ii) we have negative cash flows with an accumulated deficit; and (iii) we currently have no definitive contractual revenue stream from any customers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

This amended Form 10-QSB for the quarter ended September 30, 2002 has been reviewed by Sherb & Co. LLP, the Company's independent certified public accountant, and includes their review report.

ITEM 6. EXHIBITS


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


                                       24



EXHIBIT NO.     DESCRIPTION                                  LOCATION
--------------------------------------------------------------------------------
10.7            Letter of Intent, dated April 18, 2000,      Incorporated by reference to
                by and between TSET, Inc. and                Exhibit 10.7 to the Registration
                EdgeAudio.com, Inc.                          Statement on Form S-1 filed on
                                                             August 7, 2001

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






EXHIBIT NO.     DESCRIPTION                                  LOCATION
--------------------------------------------------------------------------------
10.17           Shareholders Agreement, dated September      Incorporated by reference to
                12, 2000, by and among TSET, Inc.,           Exhibit 10.17 to the
                Bryan Holbrook and EdgeAudio.com, Inc.       Registration Statement on Form
                                                             S-1 filed on August 7, 2001

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


                                       26




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


                                       27




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


                                       28




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



EXHIBIT NO.     DESCRIPTION                                  LOCATION
--------------------------------------------------------------------------------
11.1      Statement re:  Computation of                   Not applicable
          Earnings

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

32.1      Certification by Chief Executive                Provided herewith
          Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATED:    October 25, 2003           TSET, INC.

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