Form 10QSB/A
period 2002-12-31
KRONOS ADVANCED TECHNOLOGIES INC
filed 2003-11-13
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                           FORM 10-QSB/Amendment No.1

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

                          COMMISSION FILE NO. 000-30191

                       KRONOS ADVANCED TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)



              NEVADA                                  87-0440410
          -------------                               ----------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


  464 Common Street, Suite 301, Belmont, MA                         02478
---------------------------------------------                      --------
   (Address of principal executive offices)                       (Zip Code)


 Registrant's telephone number, including area code:         (617) 993-9965
---------------------------------------------------       -------------------

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

We have reviewed the accompanying consolidated balance sheet of Kronos Advanced Technologies, Inc. and Subsidiary as of December 31, 2002, and the consolidated related statements of operations, and cash flows for the six months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Kronos Advanced Technologies, Inc. and Subsidiary.

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



                                               /s/ Sherb & Co., LLP
                                                   --------------------------
                                                   Sherb & Co., LLP
                                                   Certified Public Accountants
New York, New York
October 17, 2003

             KRONOS ADVANCED TECHNOLOGIES, INC. (FORMERLY TSET, INC)
                           CONSOLIDATED BALANCE SHEETS



                                        December 31
                                           2002                    June 30,
                                        (Unaudited)                 2002
                                       ---------------        -----------------
ASSETS

CURRENT ASSETS
   Cash                                  $    163,444                $ 21,510
   Accounts receivable, net                    27,620                     700
   Prepaids                                    49,825                 101,029
                                       ---------------        -----------------
     TOTAL CURRENT ASSETS                     240,889                  123,239
                                       ---------------        -----------------

PROPERTY AND EQUIPMENT                         62,723                   62,723
   Less: Accumulated Depreciation             (41,095)                 (33,348)
                                       ---------------        -----------------
     NET PROPERTY AND EQUIPMENT                21,628                   29,375
                                       ---------------        -----------------

OTHER ASSETS
   Intangibles                              2,078,235                2,213,917
                                       ---------------        -----------------

     TOTAL OTHER ASSETS                     2,078,235                2,213,917
                                       ---------------        -----------------

TOTAL ASSETS                              $ 2,340,752              $ 2,366,531
                                       ===============        =================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accrued expenses and payables to       $   998,110             $    886,447
     directors and officers
   Accounts payable                           736,602                  254,201
   Accrued expenses                           162,523                  100,797
   Deferred revenue                           166,734                        -
   Notes payable, current portion             445,465                  535,700
                                       ---------------        -----------------
     TOTAL CURRENT LIABILITIES              2,509,434                1,777,145
                                       ---------------        -----------------

LONG TERM LIABILITIES
   Notes payable                              169,890                  225,466
                                       ---------------        -----------------
     TOTAL LONG TERM LIABI1ITIES              169,890                  225,466
                                       ---------------        -----------------
     TOTAL LIABILITIES                      2,679,324                2,002,610
                                       ---------------        -----------------

REDEEMABLE WARRANTS                           805,300                  748,500

SHAREHOLDERS' DEFICIT
   Common stock, authorized 500,000,000
     shares of $.001 par value                 47,737                   43,938
   Capital in excess of par value          14,640,718               14,371,113
   Deferred equity compensation               (10,420)                 (41,668)
   Accumulated deficit                    (15,821,907)             (14,757,963)
                                       ---------------        -----------------
     TOTAL SHAREHOLDERS DEFICIT            (1,143,872)                (384,579)
                                       ---------------        -----------------

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                       $2,340,752             $  2,366,531
                                       ===============        =================



   The accompanying notes are an integral part of these financial statements.

           KRONOS ADVANCED TECHNOLOGIES, INC. (FORMERLY TSET, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the three months ended December 31,      For the six months ended December 31,
                                                ----------------------------------------      -------------------------------------
                                                          2002                  2001               2002              2001
                                                       (Unaudited)           (Unaudited)        (Unaudited)       (Unaudited)
                                                       -----------         -------------      -------------    -------------

Sales                                                  $ 209,545                $ 40,056          $ 318,162         $ 65,070

Cost of sales                                             33,179                  40,056           125,304            50,070
                                                       ----------            ------------       -----------      ------------
Gross Profit                                             176,366                       -           192,858            15,000
                                                       ----------            ------------       -----------      ------------

Selling, General and Administrative expenses
    Compensation and benefits                           130,944                    83,636          265,733           259,854
    Research and development                             48,407                    48,643           78,682           138,834
    Professional services                               402,852                   880,559          686,928         1,525,376
    Depreciation and amortization                        70,793                    71,674          143,429           143,347
    Facilities                                           26,009                    23,284           45,213            48,949
    Other selling general & administrative expenses      44,190                   105,150           77,059           146,196
                                                       ----------            ------------       -----------      ------------
Total Selling, General and Administrative expenses      723,195                 1,212,945        1,297,044         2,262,556
                                                       ----------            -------------      -----------      ------------

Net Operating Loss                                     (546,829)               (1,212,945)      (1,104,185)       (2,247,556)

Other Income / (expense)                                108,376                     1,217          108,376             1,486

Interest Expense                                        (34,361)                  (16,871)         (68,134)          (35,163)
                                                       ----------            -------------      -----------      ------------
Net Loss                                              $(472,814)             $ (1,228,599)     $(1,063,944)     $(2,281,233)
                                                      ===========            ============       ===========      ============
Basic Earnings Loss Per Share

    Net loss                                          $ (0.01)                 $ (0.03)          $ (0.02)      $     (0.07)
                                                      ===========            ============       ===========      ============
Diluted Earnings Loss Per Share

    Net loss                                          $ (0.01)                 $ (0.03)          $ (0.02)      $     (0.07)
                                                      ===========            ============       ===========      ============



   The accompanying notes are an integral part of these financial statements.

            KRONOS ADVANCED TECHNOLOGIES, INC. (FORMERLY TSET, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the six months ended December 31,
                                                      -------------------------------------
                                                           2002                2001
CASH FLOWS FROM OPERATING ACTIVITES                     (Unaudited)        (Unaudited)
                                                      -----------------  ------------------

   NET LOSS FROM CONTINUING OPERATIONS                 $(1,063,944)       $ (2,281,233)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     (used in) provided by operations
     Depreciation and amortization                         143,429             143,347
     Common stock issued for compensation/services         101,859             788,361

   CHANGE IN
     Accounts receivable                                   (26,920)                  -
     Prepaid expenses and other assets                      51,205            (170,396)
     Deferred revenue                                      166,734                   -
     Accounts Payable                                      353,583             902,790
     Accrued Expenses and other                            143,800            (112,432)
                                                       ----------------  ------------------
      Net cash used in Continuing Operations              (130,255)           (729,563)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in patent protection                              -            (51,211)
     Investment in discontinued operations                        -             73,876
                                                       ----------------  ------------------
      Net cash provided by Investing Activities                   -             22,665
                                                       ----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                               418,000            707,107
     Proceeds from short-term borrowings                    165,889             33,214
     Repayments of short-term borrowings                   (311,700)                 -
                                                       ----------------  ------------------
      Net cash provided by Financing Activities             272,189            740,321
                                                       ----------------  ------------------

NET  INCREASE IN CASH                                       141,934             33,423

CASH

   BEGINNING OF PERIOD                                       21,510             32,619
                                                       ----------------  ------------------

   END OF PERIOD                                          $ 163,444       $     66,042
                                                       ================  ==================

Supplemental schedule of non-cash investing
 and financing activities:
   Debt satisfied with stock                             $ 206,000        $    100,000
                                                       ================  ==================



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




                                                               DECEMBER 31, 2002
                                                                  (UNAUDITED)                            JUNE 30, 2002
                                                       ---------------------------------       -----------------------------
                                                                              % OF                                 % OF
                                                            AMOUNT        PRE-TAX LOSS            AMOUNT       PRE-TAX LOSS
                                                       ---------------   ---------------       -------------  --------------
Benefit for income tax at federal statutory rate       $        342,429           34.0%        $     946,620           34.0%
Benefit for income tax at state statutory rate                   20,074            2.0%               55,494            2.0%
Non-deductible expenses                                        (52,910)          (5.3)%            (111,274)          (4.0)%
Acquired NOL and other                                                -            0.0%              248,489            8.9%
Increase in valuation allowance                               (309,593)         (30.7)%          (1,139,325)         (40.9)%
                                                       ----------------  ---------------       -------------  --------------

                                                       $              -            0.0%        $           -            0.0%
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

                        OPERATING RESULTS OF DISCONTINUED
                                  OPERATIONS:
                     FOR THE SIX MONTHS ENDED DECEMBER 31,
2001
                                 APERION AUDIO



Sales                                                              $410,512
Cost of sales                                                      (143,816)
Depreciation and amortization                                        (6,618)
General and administrative                                         (356,892)
                                      --------------------------------------
Operating income (loss)                                             (96,814)

Other income                                                         21,360
Interest expense                                                    (16,247)
Provision for future operating losses                                73,361
Minority interest                                                    18,340
                                      --------------------------------------
Income (Loss) pre-tax                                                     -

Income taxes (benefits)                                                   -
                                      --------------------------------------

Loss from discontinued operations                                        $-
                                      ======================================

NOTE 6 - NOTES PAYABLE

The Company had the following note obligations:

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

Kronos(TM) device can be either used as a standalone product or can be embedded. Standalone products are self-contained; the user would simply need to plug the Kronos(TM) device into a wall outlet to obtain air filtration for their home, office or hotel room. Embedded applications of the Kronos(TM) technology require the technology be added into another system such as a building ventilation system for more efficient air movement and filtration or into a piece of medical equipment to replace the cooling fan.

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

OTHER INCOME. Other income for the three and six months ended December 31, 2002 was $108,000 and $108,000, respectively compared to $1,000 and $1,000 for the corresponding periods of the prior year. The increase is mainly attributable to a gain recognized on the assignment of a $206,000 note payable.

INTEREST EXPENSE. Interest expense for the three and six months ended December 31, 2002 was $34,000 and $68,000, respectively compared to $17,000 and $35,000 for the corresponding periods of the prior year. The increase is mainly attributable to an increase in interest bearing accounts payable, accrued salaries and notes payable.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002

Our total assets at December 31, 2002 were $2.3 million, compared with $2.4 million at June 30, 2002. Total assets at December 31, 2002 were comprised primarily of $2.1 million of patents/intellectual property. Total assets at June 30, 2002 were comprised primarily of $2.2 million of patents/intellectual property. Total current assets at December 31, 2002 and June 30, 2002 were $241,000 and $123,000, respectively, while total current liabilities for those same periods were $2.5 million and $1.8 million, respectively, creating a working capital deficit of $2.3 million and $1.7 million at each respective period end. This working capital deficit is primarily due to accrued expenses for compensation, management consulting and other professional services. Shareholders' deficit as of December 31, 2002 and June 30, 2002 were $(1.1) million and $(0.4) million, respectively, representing a decrease of $0.7 million. The increase in shareholders' deficit is primarily the result of incurring a $1.1 million loss from continuing operations for the six months ended December 31, 2002, partially offset through the sale and issuance of $0.3 million of common stock.

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

Net cash flow used on operating activities was $130,000 for the current six month period. We were able to satisfy our cash requirements for this period through the issuance and sale of our common stock as well as from revenue on our HoMedics and U.S. Navy and Army SBIR contracts and our contract with Access Business Group.

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

ITEM 5. OTHER INFORMATION

This amended Form 10-QSB for the period ended December 31, 2002 has been reviewed by Sherb & Co. LLP, the Company's independent certified public accountant, and includes their review report.

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


EXHIBIT NO.     DESCRIPTION                                  LOCATION
-------------------------------------------------------------------------------------------------


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





DATED:   October 25, 2003                  KRONOS ADVANCED TECHNOLOGEIS, INC.

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