Form 10QSB/A
period 2003-03-31
KRONOS ADVANCED TECHNOLOGIES INC
filed 2003-11-13
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            FORM 10-QSB/AMENDMENT No. 1

                  Amended to reflect review by Sherb & Co. LLP

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

(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. /X / Yes / / No

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

We have reviewed the accompanying consolidated balance sheet of Kronos Advanced Technologies, Inc. and Subsidiary as of March 31, 2003, and the consolidated related statements of operations, and cash flows for the nine months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Kronos Advanced Technologies, Inc. and Subsidiary.

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



                                              /s/ Sherb & Co., LLP
                                                  ----------------------------
                                                  Sherb & Co., LLP
                                                  Certified Public Accountants
New York, New York
October 17, 2003

            KRONOS ADVANCED TECHNOLOGIES, INC. (FORMERLY TSET, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                     MARCH 31,
                                                       2003           JUNE 30,
                                                   (Unaudited)          2002
                                                  --------------   -------------

ASSETS
CURRENT ASSETS

   Cash                                           $      13,555    $     21,510
   Accounts receivable, net                                 500             700
   Prepaids                                              36,453         101,029
                                                  --------------   -------------
             TOTAL CURRENT ASSETS                        50,508         123,239


PROPERTY AND EQUIPMENT                                   64,023          62,723
   Less: Accumulated Depreciation                       (43,571)        (33,348)
                                                  --------------   -------------
             NET PROPERTY AND EQUIPMENT                  20,452          29,375

OTHER ASSETS
   Intangibles                                        2,011,894       2,213,917
                                                  --------------   -------------

TOTAL ASSETS                                      $   2,082,854    $  2,366,531
                                                  ==============   =============


LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES

   Accrued expenses and payables to directors
     and officers                                 $   1,078,112    $    886,447
   Accounts payable                                     904,815         254,201
   Accrued expenses                                     175,924         100,797
   Deferred revenue                                     148,876               -
   Notes payable, current portion                       428,466         535,700
                                                  --------------   -------------
             TOTAL CURRENT LIABILITIES                2,736,193       1,777,145

LONG TERM LIABILITIES
   Notes payable                                        105,299         225,466
                                                  --------------   -------------

             TOTAL LIABILITIES                        2,841,492       2,002,610

REDEEMABLE WARRANTS                                     805,300         748,500

SHAREHOLDERS' DEFICIT
   Common stock, authorized 500,000,000
     shares of $.001 par value                           50,292          43,938
   Capital in excess of par value                    14,897,686      14,371,113
   Deferred equity compensation                               -         (41,668)
   Accumulated deficit                              (16,511,916)    (14,757,963)
                                                  --------------   -------------
             TOTAL SHAREHOLDERS' DEFICIT              (1,563,938)      (384,579)
                                                  --------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $   2,082,854    $  2,366,531
                                                  ==============   =============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

            KRONOS ADVANCED TECHNOLOGIES, INC. (FORMERLY TSET, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                              MARCH 31,                    MARCH 31,
                                                     --------------------------    --------------------------
                                                         2003          2002          2003             2002
                                                     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                     -----------    -----------    -----------    -----------
Sales                                                   $139,737    $        --       $457,899        $65,070

Cost of sales                                            100,719             --        226,022         50,070
                                                     -----------    -----------    -----------    -----------

Gross Profit                                              39,018             --        231,876         15,000

Selling, General and Administrative expenses
   Compensation and benefits                             143,642        141,261        409,376        401,115
   Research and development                               23,655         58,682        102,337        197,516
   Professional services                                 351,511        225,078      1,038,439      1,750,454
   Depreciation and amortization                          70,318         71,674        213,746        215,021
   Facilities                                             25,065         26,680         70,278         95,920
   Other selling general & administrative expenses        68,657         99,576        145,716        225,481
                                                     -----------    -----------    -----------    -----------

Total Selling, General and Administrative expenses       682,848        622,952      1,979,891      2,885,508
                                                     -----------    -----------    -----------    -----------

Net Operating Loss                                      (643,830)      (622,952)    (1,748,015)    (2,870,508)

Other Income / (expense)                                       4             50        108,380          1,537

Interest Expense                                         (46,183)       (34,349)      (114,317)       (69,513)
                                                     -----------    -----------    -----------    -----------

Net Loss                                               $(690,008)     $(657,250)   $(1,753,952)   $(2,938,484)
                                                     ===========    ===========    ===========    ===========

Basic Earnings Loss Per Share

        Net loss                                        $(0.01)        $(0.03)        $(0.04)        $(0.08)
                                                     ===========    ===========    ===========    ===========
Diluted Earnings Loss Per Share

        Net loss                                       $(0.01)        $(0.03)        $(0.04)        $(0.08)
                                                     ===========    ===========    ===========    ===========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

            KRONOS ADVANCED TECHNOLOGIES, INC. (FORMERLY TSET, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      FOR THE NINE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                         2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES                  (UNAUDITED)   (UNAUDITED)
                                                     ------------- ------------
  NET LOSS FROM CONTINUING OPERATIONS                $(1,753,952)  $(2,938,484)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    (USED IN) PROVIDED BY OPERATIONS
    Depreciation and amortization                        213,746       215,021
    Common stock issued for compensation/services        112,281       814,532

  CHANGE IN
    Accounts receivable                                      200             -
    Prepaid expenses and other assets                     64,576      (176,502)
    Deferred revenue                                     148,876             -
    Accounts Payable                                     583,376       952,772
    Accrued Expenses and other liabilities               184,643       (56,626)
                                                     --------------------------
          NET CASH USED IN CONTINUING OPERATIONS        (446,254)   (1,189,286)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                   (1,300)            -
    Investment in patent protection                       (1,500)       15,795
    Investment in discontinued operations                      -       (84,014)
                                                     --------------------------
          NET CASH USED IN INVESTING ACTIVITIES           (2,800)      (68,219)
                                                     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                             668,500     1,234,607
    Proceeds from short-term borrowings                  218,889             -
    Repayments of short-term borrowings                 (446,290)            -
                                                     --------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES      441,099     1,234,607
                                                     --------------------------
NET DECREASE IN CASH                                      (7,955)      (22,898)

CASH
  BEGINNING OF PERIOD                                     21,510        32,619
                                                     --------------------------
  END OF PERIOD                                      $    13,555   $     9,721
                                                     ==========================


Supplemental schedule of non-cash investing
 and financing activities:
  Debt satisfied with stock                          $   206,000   $   100,000
                                                     ==========================
Note payable issued in satisfaction of
  accrued liability                                  $         -   $   350,000
                                                     ==========================


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

               KRONOS ADVANCED TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING MATTERS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting pri ciples for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted ac ounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the inform tion set forth therein have been included. Operating results for the three-month and nine-month periods ended March 31, 2003 are not n cessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2003.

These financial statements are those of the Company and its wholly-owned subsidiaries. All significant inter-company ac ounts and transactions have been eliminated in the preparation of the consolidated financial statements. Aperion Audio, Inc. is d sclosed as discontinued operations from July 1, 2001 to June 7, 2002 (the date of disposal) in these financial statements.

The accompanying financial statements should be read in conjunction with the Kronos Advanced Technologies, Inc. Form 10 KSB for the fiscal year ended June 30, 2002 filed on September 28, 2002, the Form 10-QSB for the quarter ended September 30, 2002 filed onnNovember 14, 2002, and the Form 10-QSB for the quarter ended December 31, 2002 filed on February 14, 2003.

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensatio --Transition and Disclosure--An Amendment of SFAS No. 123" ("SFAS 148"). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting-for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent isclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the ef ect of the method used on reported results. The Company believes the adoption of SFAS 148 will have no significant impact on its financia statements. This statement is effective for interim periods beginning after December 15, 2002 and for fiscal years ending after Decembert15, 2002.

NOTE 2 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at March 31, 2003 and June 30, 2002 are as follows:


                                               March 31, 2003
                                                (Unaudited)      June 30, 2002
                                              --------------     -------------

Benefit from carryforward of capital and       $3,773,288           $3,155,886
  net operating losses
Other temporary differences                       221,381              220,332
Less:
  Valuation allowance                          (3,994,669)          (3,376,218)
                                              --------------       -------------
Net deferred tax asset                         $        -          $         -
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

                              OPERATING RESULTS OF
                            DISCONTINUED OPERATIONS:
                            FOR THE NINE MONTHS ENDED
                                   MARCH 31,
                                      2002

                                 APERION AUDIO

Sales                                                  $733,183
Cost of sales                                          (273,282)
Depreciation and amortization                            (9,927)
General and administrative                             (545,964)
                                                    ------------
Operating income (loss)                                 (95,990)


Other income                                             22,218
Interest expense                                        (25,584)
Provision for future operating losses                    79,485
Minority interest                                        19,871
                                                    ------------
Income (Loss) pre-tax                                         -

Income taxes (benefits)                                       -
                                                    ------------

Loss from discontinued operations                            $-
                                                    ============


NOTE 6 - NOTES PAYABLE

The Company had the following notes payable obligations:

                                           MARCH 31, 2003
                                             (UNAUDITED)     JUNE 30, 2002
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

(6) See Note 7 - Capital Leases

NOTE 7 - CAPITAL LEASES

The Company entered into a capital lease for the purpose of purchasing equipment used in the research center. Certain Officers of the Company personally guaranteed the capital lease if the Company does not fulfill its terms of the lease obligations. The following are the details of the assets leased at March 31, 2003 and June 30, 2002 and the future minimum lease payments for such leases.

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
                                          =========              =====



                        MINIMUM FUTURE LEASE PAYMENTS AND
                PRESENT VALUES OF THE NET MINIMUM LEASE PAYMENTS


                                                                Year ended
                                                                June 30,
                                                               -------------

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
                                                                 =========

NOTE 8 - CONSULTING AGREEMENTS

In July 2001, the Company signed a six-month agreement to utilize the strategic planning and business plan execution services of The Eagle Rock Group, LLC. The Eagle Rock Group was retained by Kronos Advanced Technologies team to fully develop and capitalize the Kronos(TM) technology. Pursuant to the agreement that the Company entered into with The Eagle Rock Group, the Company issued to The Eagle Rock Group a ten-year warrant granting them the right to purchase 1,400,000 shares of the Company's common stock at an exercise price of $0.68 per share. The warrants immediately vested and are non-forfeitable. The warrant was valued at $686,000 using the Black-Scholes option valuation model and was initially recorded as deferred equity compensation and amortized into current period professional services expense at a rate of $137,200 per month over the term of the agreement. Amortization for the year ended June 30, 2002 was $686,000. The shares underlying the warrant have piggy-back and demand registration rights, as well as subscription rights in the event that the Company issues any rights to all of its shareholders to subscribe for shares of the Company's common stock. In addition, the warrant contains redemption rights in the event that the Company enters into a transaction that results in a change of control of the Company.

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

This funding should assist Kronos to rapidly complete its transition from a development company to an operating entity generating revenue from sale of mass produced Kronos-based products. The terms of the debt include an annual cash interest rate of six percent and a five year term with no payments required for the first twelve months. Proceeds will be used by Kronos to meet its current commitments, including customer commitments in the consumer, military and transportation marketplaces, as well as expansion into additional revenue generating applications for the Kronos technology. In connection with this transaction, Kronos issued a warrant for 6,746,171 shares of Kronos common stock at an exercise price of $0.10 per share. Such warrant vested immediately. Kronos also issued an additional warrant for 6,746,171 shares of Kronos common stock at an exercise price of $0.10 per share. The second warrant is not presently exercisable and becomes exercisable only if (1) the Company does not prepay the entire amount of principal and interest due under the Notes by November 2005;
(2) the Company goes in default under any of the investment documents, or (3) Kronos does not earn prior to November 2005, revenues (as defined in the agreement) in an aggregate amount equal to or greater than $3,500,000. The warrants are subject to certain anti-dilution provisions. A more detailed description of the transaction is available in a Report on Form 8-K filed with the Securities and Exchange Commission.

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

OTHER INCOME. Other income for the nine months ended March 31, 2003 was $108,000 compared to $2,000 for the corresponding period of the prior year. The increase is mainly attributable to a gain recognized on the assignment of a $206,000 note payable.

INTEREST EXPENSE. Interest expense for the three and nine months ended March 31, 2003 was $46,000 and $114,000, respectively compared to $34,000 and $70,000 for the corresponding periods of the prior year. The increase is mainly attributable to an increase in interest bearing accounts payable, accrued salaries and notes payable.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2003

Our total assets at March 31, 2003 were $2.1 million, compared with $2.4 million at June 30, 2002. Total assets at March 31, 2003 were comprised primarily of $2.0 million of patents/intellectual property. Total assets at June 30, 2002 were comprised primarily of $2.2 million of patents/intellectual property. Total current assets at March 31, 2003 and June 30, 2002 were $51,000 and $123,000, respectively, while total current liabilities for those same periods were $2.7 million and $1.8 million, respectively, creating a working capital deficit of $2.7 million and $1.7 million at each respective period end. This working capital deficit is primarily due to accrued expenses for compensation, management consulting and other professional services. Subsequent to the March 31, 2003, the Company addressed this deficit by securing $3.5 million in secured debt financing from a strategic customer, HoMedics, Inc. Shareholders' deficit as of March 31, 2003 and June 30, 2002 were $(1.6) million and $(0.4) million, respectively, representing a decrease of $1.2 million. The increase in shareholders' deficit is primarily the result of incurring a $1.8 million loss from continuing operations for the nine months ended March 31, 2003, partially offset through the sale and issuance of $0.5 million of common stock.

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

Net cash flow used on operating activities was $446,000 for the current nine month period. We were able to satisfy our cash requirements for this period through the issuance and sale of our common stock as well as from revenue on our HoMedics and U.S. Navy and Army SBIR contracts, our contract with a leading business jet manufacturer and our contract with Access Business Group.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

This amended Form 10-QSB for the period ended March 31, 2003 has been reviewed by Sherb & Co. LLP, the Company's independent certified public accountant, and includes their review report.

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


                                       23



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


                                       25



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

10.61   Secured Promissory Note,                Incorporated by reference to
        dated May 9, 2003,                      Exhibit 99.2 to the Registrant's
        in the principal amount of              8-K filed on May 15, 2003
        $2,400,000 payable to HoMedics

10.62   Secured Promissory Note,                Incorporated by reference to
        dated May 9, 2003,                      Exhibit 99.4 to the Registrant's
        in the principal amount of $1,000,000   8-K filed on May 15, 2003
        payable to HoMedics

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