Form 10QSB
period 2003-09-30
KRONOS ADVANCED TECHNOLOGIES INC
filed 2003-11-13
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                   Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                          COMMISSION FILE NO. 000-30191

                       KRONOS ADVANCED TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)



         NEVADA                                   87-0440410
--------------------------------       ---------------------------------------
(State of other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


     464 Common Street, Suite 301, Belmont, MA                       02478
  ----------------------------------------------                   --------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:        (617) 993-9965
--------------------------------------------------      -------------------

(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. /X/ Yes // No

As of October 31, 2003, there were 56,493,930 shares outstanding of the issuer's common stock.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our condensed (unaudited) consolidated financial statements for the three months ended September 30, 2003.

                       Kronos Advanced Technologies, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                       September 30,
                                            2003                   June 30,
                                        (Unaudited)                  2003
                                      -----------------         ----------------
Assets

Current Assets
 Cash                                $        538,455          $        641,178
 Accounts receivable, net                     117,894                    48,766
 Prepaids                                      63,059                    34,135
                                      -----------------         ----------------
  Total Current Assets                        719,408                   724,078
                                      -----------------         ----------------
Net Property and Equipment                     25,304                    28,042

Other Assets
 Intangibles                                2,461,370                 2,487,473
                                      -----------------         ----------------
  Total Other Assets                        2,461,370                 2,487,473
                                      -----------------         ----------------
Total Assets                         $      3,206,082          $      3,239,594
                                      =================         ================

Liabilities and Shareholders' Deficit

Current Liabilities
 Accrued expenses and payables
  to directors and officers          $      1,231,683          $      1,172,015
 Accounts payable                             263,150                   218,338
 Accrued expenses                             138,946                   174,677
 Deferred revenue                             121,629                   133,751
 Notes payable, current portion               405,899                   185,670
                                      -----------------         ----------------
  Total Current Liabilities                 2,161,307                 1,884,451
                                      -----------------         ----------------

 Long Term Liabilities
  Notes payable                             2,311,546                 2,676,479
  Discounts on notes payable                 (812,982)                 (893,046)
                                      -----------------        -----------------
  Total Long Term Liabilities               1,498,564                 1,783,433
                                      -----------------        -----------------

     Total Liabilities                      3,659,871                 3,667,884
                                      -----------------        -----------------
Redeemable Warrants
                                                 -                      805,300
                                      -----------------        -----------------
Shareholders' Deficit
 Common stock, authorized
 500,000,000 shares of $0.001
 par value, 56,293,290 and 53,836,524
 shares outstanding at September 30
 and June 30, 2003, respectively               56,294                    53,837
Capital in excess of par value             17,568,221                16,240,378
Accumulated deficit                       (18,078,304)              (17,527,805)
                                      ------------------        ----------------
  Total Shareholders' Deficit                (453,789)               (1,233,590)
                                      ------------------        ----------------
  Total Liabilities and
   Shareholders' Deficit          $         3,206,082                 3,239,594
                                      ==================        ================

   The accompanying notes are an integral part of these financial statements.

                       Kronos Advanced Technologies, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three months ended September 30,
                                                        -------------------------------------
                                                            2003                  2002
                                                        (Unaudited)            (Unaudited)
                                                        --------------      -----------------

 Sales                                                $    130,017         $       108,617
 Cost of sales                                              82,753                  92,125
                                                        --------------      ------------------
 Gross Profit                                               47,264                  16,492
                                                        --------------      ------------------
 Selling, General and Administrative expenses:
  Compensation and benefits                                202,823                 134,790
  Professional services                                     43,638                 284,076
  Research and development                                  19,828                  30,274
  Depreciation and amortization                             70,579                  72,636
  Facilities                                                18,873                  19,205
  Other selling general and
   administrative expenses                                  73,752                  32,869
                                                        --------------      ------------------
 Selling, General and Administrative expenses              429,493                 573,850
                                                        --------------      ------------------
 Net Operating Loss                                       (382,229)               (557,358)
 Interest Expense                                         (168,270)                (33,773)
                                                        --------------      ------------------
 Net Loss Before Taxes                                    (550,499)               (591,130)
                                                        --------------      ------------------
 Net Loss                                             $   (550,499)               (591,130)
                                                        ==============      ==================
Basic Loss Per Share                                  $     (0.01)                  (0.01)
                                                        ==============      ==================
Diluted Loss Per Share                                $     (0.01)                  (0.01)
                                                        ==============      ==================

Weighted average shares outstanding                     53,973,647              44,526,735


   The accompanying notes are an integral part of these financial statements.

                       Kronos Advanced Technologies, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the three months ended September 30,
                                                    ------------------------------------------------
                                                          2003                      2002
                                                        (Unaudited)               (Unaudited)
                                                    ----------------------    ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss from continuing operations              $        (550,499)          $      (591,130)
  Adjustments to reconcile net loss to net cash
  used in operating activities

   Depreciation and amortization                             70,579                    72,636
   Common stock issued for compensation/services               -                        5,674
 Change In
  Accounts receivable                                       (69,128)                     -
  Prepaid expenses and other assets                         (28,924)                  (25,950)
  Deferred revenue                                          (12,122)                   34,380
  Accounts Payable                                           60,562                   268,703
  Accrued Expenses and other liabilities                      8,188                   119,201
                                                    ----------------------    ----------------------
   Net cash used in Operating Activities                   (521,345)                 (116,486)

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in patent protection                            (41,738)                    -
                                                    ----------------------    ----------------------
  Net cash used in Investing Activities                     (41,738)                    -
                                                    ----------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                                   525,000                   183,000
 Repayments of short-term borrowings                       (144,704)                  (88,000)
 Accretion of note discount                                  80,064                      -
                                                    ----------------------    ----------------------
  Net cash provided by Financing Activities                 460,360                    95,000
                                                    ----------------------    ----------------------
NET DECREASE IN CASH                                       (102,723)                  (21,486)

CASH
  Beginning of period                                       641,178                    21,510
                                                    ----------------------    ----------------------

  End of period                                   $         538,455          $             24
                                                    ======================    ======================

Supplemental schedule of non-cash investing
 and financing activities:
  Interest paid in cash                           $           5,337          $            866


   The accompanying notes are an integral part of these financial statements.

               KRONOS ADVANCED TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ACCOUNTING MATTERS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three-month periods ended September 30, 2003 and 2002 and are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2004.

These financial statements are those of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The accompanying financial statements should be read in conjunction with the Kronos Advanced Technologies, Inc. Form 10-KSB for the fiscal year ended June 30, 2003 filed on September 28, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS. In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company believes the adoption of SFAS 149 will have no significant impact on its financial statements. The statement is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 has been to reclassify $805,300 in Redeemable Warrants from a quasi-liability to the equity section of the balance sheet.


NOTE 2 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at September 30, 2003 and June 30, 2003 are as follows:

                                           September 30, 2003
                                             (Unaudited)          June 30, 2003
                                           ------------------   ----------------
   Benefit from carryforward of capital
    and net operating losses               $  4,221,374         $  4,034,973
   Other temporary differences                  156,740              188,206
   Less:
    Valuation allowance                      (4,378,114)          (4,223,179)
                                            -----------------   ----------------
   Net deferred tax asset                  $       -            $       -
                                            =================   ================

The other temporary differences shown above relate primarily to accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.
S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:



                                                                 September 30, 2003                June 30, 2003
                                                        ------------------------------   ------------------------------
                                                                               %                                 %
                                                          (Unaudited)         of                                of
                                                            Amount        Pre-Tax Loss       Amount        Pre-Tax Loss
                                                        -------------   --------------    -----------    --------------

Benefit for income tax at federal statutory rate       $   187,170           34.0%       $   941,746           34.0%
Benefit for income tax at state statutory rate              10,973            2.0%            55,208            2.0%
Non-deductible expenses                                    (43,208)          (7.9)%          319,977           11.7%
Increase in valuation allowance                           (154,935)         (28.1)%       (1,316,931)         (47.7)%
                                                        -------------   --------------    -----------   ---------------
                                                       $      -               0.0%       $      -               0.0%
                                                        =============   ==============    ===========   ===============

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At September 30, 2003, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $9.2 million of unused Federal net operating losses, $2.3 million of capital losses and $8.3 million of unused State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2023 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 3 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Company licenses, manufactures and distributes air movement and purification devices utilizing the KronosTM technology. All other segments have been disposed of or discontinued. For the three months ended September 30, 2003, the Company operated only in the U. S.

NOTE 4 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 53,973,647 and 44,526,735 for the three months ended September 30, 2003 and 2002, respectively.

As of September 30, 2003, there were outstanding options to purchase 10,601,675 shares of the Company's common stock and outstanding warrants to purchase 15,792,342 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of September 30, 2002, there were outstanding options and warrants to purchase 7,641,975 and 1,900,000 shares, respectively, of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 5 - NOTES PAYABLE

The Company had the following notes payable obligations at September 30 and June 30, 2003:

                                     September 30, 2003          June 30, 2003
                                     ------------------        -----------------
 Obligation to former director  (1)    $     84,725              $       84,275
 Obligation to HoMedics (2)               2,400,000                   2,400,000
 Obligations under capital leases (3)        67,720                      72,424
 Obligations for purchase of
  intellectual property (4)                 145,000                     270,000
 Obligations to others (5)                   20,000                      35,000
                                     ------------------        -----------------
 Total Notes Payable                      2,717,445                   2,862,149

Current portions:
 Obligation to former director               40,000                      40,000
 Obligation to HoMedics                     203,924                        --
 Obligations under capital leases            21,975                      20,670
 Obligations for purchase of
  intellectual property                     120,000                      90,000
 Obligations to others                       20,000                      35,000
                                     ------------------        -----------------
 Total current portion                      405,899                     185,670
                                     ------------------        -----------------
 Total long term obligations net of
  current portion                      $  2,311,546              $    2,676,479
                                     ===================       =================


(1) This note is to a former officer and director and bears interest at 12%. The note calls for quarterly payments of at least $10,000 until the principal and interest are paid in full.

(2) This is a 5 year note bearing interest at 6%. No payments due until the first anniversary date. Quarterly payments of principal and interest due thereafter.

(3)      See Note 6 - Capital Leases

(4) This is a non-interest bearing obligation with quarterly payments of $30,000 until paid in full.

(5) This is a non-interest bearing obligation with monthly payments of $5,000 until paid in full.

NOTE 6 - CAPITAL LEASES

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

 Year ended                    Minimum Future Lease Payments and
 September 30,            Present Values of the Net Minimum Lease Payments
---------------           ------------------------------------------------
    2004                             $        36,337
    2005                                      36,337
    2006                                      19,027
                                      ----------------
        Total minimum lease payments          91,701
 Less:  Executory costs                         --
                                      ----------------
        Net minimum lease payments            91,701
 Less:  Imputed interest                      23,981
                                      ----------------
Present value of net
 minimum lease payments               $       67,720
                                      ================

Of the equipment that was purchased using capital leases, $10,650 was capitalized and the remaining $65,782 was expensed through research and development and cost of sales. In the three months ended September 30, 2003, the Company paid $4,703 in principal and $4,381 in interest on capital leases.

NOTE 7 - CONSULTING AGREEMENTS

In October 2001, the Company entered into a 15-month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin, principals of Fusion Capital, for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 1, 2001 as the share grant was non-forfeitable and fully vested on that date. The stock was valued on that date at $0.28 a share (the closing price for the Company's common stock on the measurement date). The stock issuance has been recorded as a prepaid consulting fee and was amortized to Professional Fee Expense ratably over the 15-month term of the contract. During the three month periods ending September 30, 2003 and 2002, the Company recognized professional services expenses of $0 and $20,000, respectively under this agreement.

Effective March 11, 2002, the Company entered into an agreement with the Eagle Rock Group for a nearly one year period ending March 1, 2003. Pursuant to the agreement, the Company issued a note for the outstanding balance of $120,000 due to The Eagle Rock Group, which has been paid in full. The Company granted Eagle Rock a ten-year warrant granting them the right to purchase 900,000 shares of our common stock. Two hundred and fifty thousand (250,000) warrant shares at an exercise price of $0.42 and two hundred and fifty thousand (250,000) warrant shares at an exercise price of $0.205 (the closing price of the Company's common stock on March 1, 2002) were earned over a 12-month period and four hundred thousand (400,000) warrant shares at an exercise price of $0.145 were earned upon securing of our Licensing Agreement with HoMedics. These warrants are irrevocable and are fully vested. For the 400,000 warrants earned upon securing the HoMedics License Agreement, the measurement date is October 22, 2003 as the warrants became fully vested and non-forfeitable on the date. The value assigned to these 400,000 warrants is $56,800 and was determined using the Black-Scholes option valuation model. The $56,800 was expensed in the period of the measurement date. For the other 500,000 warrants, the measurement date is March 1, 2002 as the warrants are fully vested and non-forfeitable on that date. The value assigned to these warrants is $62,500 and was determined using the Black-Scholes option valuation model. The 500,000 warrants are for general consulting services for a 12 month period. The $62,500 was expensed ratably over the term of the consulting contract. Under this contract, expenses of $0 and $15,625 were recorded for the three months ended September 30, 2003 and 2002, respectively.

Also see Note 10 - Subsequent Events

NOTE 8 - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the current quarter ended September 30, 2003. In addition, the Company has used, rather than provided cash in its operations. The Company is currently using its resources to raise capital necessary to complete research and development work, and to provide for its working capital needs.

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

US Navy SBIR. In November 2002, Kronos was awarded by the U. S. Navy a Small Business Innovation Research ("SBIR") Phase II contract. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos(TM) devices being developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. During Phase II, Kronos shall develop, produce and install a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U. S. Navy unique environment. The "cell" will be designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. As of September 30, 2003,
U. S. Navy had provided Kronos with $150,000 in funding for this effort under the Phase II contract.

HoMedics Debt Financing. In May 2003, Kronos entered into an agreement with HoMedics, Inc. for $3.5 million in financing, including $3.4 million in secured debt financing and $100,000 for the purchase of warrants. $2.5 million was paid to Kronos upon execution of the agreement and $1.0 million will be paid upon the start of production as defined in the Licensing Agreement for the Kronos(TM)-based air purification product line to be marketed and distributed by HoMedics. In conjunction with securing this financing, Kronos and HoMedics agreed to negotiate the expansion of our relationship into additional Kronos(TM)-based stand-alone consumer products, including fans, heaters, humidifiers and dehumidifiers, as well as geographic expansion into Europe and Asia.

US Army SBIR.  See Note 10 - Subsequent Events.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In May 2003, Kronos entered into an agreement with a strategic customer, HoMedics, Inc., for $3.5 million in financing, including $3.4 million in secured debt financing and $100,000 for the purchase of warrants. $2.5 million was paid to Kronos upon execution of the agreement and $1.0 million will be paid upon the start of production as defined in the Licensing Agreement for the Kronos-based air purification product line to be marketed and distributed by HoMedics. HoMedics has a security interest in the Company's assets including its technology. There is a risk that we will not be successful in achieving production as defined in the Licensing Agreement. In exchange for providing $3.4 million in debt financing and $100,000, Kronos provided HoMedics with two warrants: (i) 6.7 million warrants (which equated to 10% of the then fully diluted shares) fully vested at the time of funding and (ii) 6.7 million warrants (which equated to 10% of the then fully diluted shares) which will vest only if (1) Kronos does not prepay the entire amount of principal and interest due under the Notes by November 8, 2005; (2) Kronos is in default under any of the Investment Documents, or (3) Kronos does not earn, at any time after the date of this Agreement but prior to November 8, 2005, revenues in an aggregate amount equal to or greater than $3.5 million. The exercise price was set at the market price at the time of closing ($0.10). HoMedics may not be diluted below 7.5% for the first warrant (15% for both warrants) for any funds raised at less than $0.20 per share, excluding options or shares issued to management, directors, and consultants in the normal course of business. There are no anti-dilution measures in place for funds raised at greater than $0.20 per share.

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

The Company entered into an Employment agreement with Richard F. Tusing, our Chief Operating Officer, effective as of January 1, 2003. The initial term of the Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless written notice within 3 months of the end of the initial term or any subsequent renewal term is received by either party. The Employment Agreement provides for base cash compensation of $160,000 per year.

NOTE 10 - SUBSEQUENT EVENTS

On October 6, 2003, Erik W. Black resigned as a member of the board of directors.

On October 31, 2003, the Company entered into a 10-month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin, principals of Fusion Capital, for consulting services with respect to operations, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 unregistered shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 31, 2003 as the share grant was non-forfeitable and fully vested on that date. The stock was valued on that date at $0.22 a share (the closing price for the Company's common stock on the measurement date). The stock issuance has been recorded as a prepaid consulting fee and is being amortized to Professional Fee Expense ratably over the term of the contract.

On November 7, 2003, the U. S. Army awarded Kronos a Small Business Innovation Research Phase II contract. The first year of the contract is worth $369,000 with an Army option on the second year worth $360,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). The objective of this Phase II effort is to implement and optimize dehumidification via Kronos electrostatic field technology. The objective is to be accomplished by: (1) prototype design and manufacturing, (2) prototype testing in the laboratory environment and field demonstration, (3) analytical and numerical modeling of Kronos' EDT process, and (4) project documentation and reporting including interim and final reports.

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

GENERAL

Kronos Advanced Technologies, Inc. is a high technology industrial company focused on developing, marketing and selling products using the Company's proprietary air movement and purification technology. Kronos is pursuing commercialization of its patented technology in a limited number of markets; and if we are successful we intend to enter additional markets in the future. To date, our ability to execute our strategy has been restricted by our limited amount of capital.

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

A number of the scientific claims of the Kronos(TM) technology have been tested by the U. S. government and a few multi-national companies, including the U. S. Department of Energy, the U. S. Department of Defense, General Dynamics, Underwriters Laboratory, and Intel. Independent laboratory testing has verified the purification capability of the Kronos(TM) technology. Tests conducted at MicroTest Laboratories and at the New Hampshire Materials Laboratory demonstrated HEPA Clean Room Class 1000 quality particulate reduction and up to 95% reduction of hazardous gases (in one air pass through the Kronos(TM) system), including numerous contaminants found in cigarette smoke.

Market Segmentation

Kronos' business development strategy is to sell and license the Kronos(TM) technology to six distinct market segments: (1) air movement and purification (health care, hospitality, residential and commercial facilities); (2) air purification for unique spaces (cleanrooms, automotive, cruise ships and airplanes); (3) specialized military (naval vessels, closed vehicles and mobile facilities); (4) embedded cooling and cleaning (electronic devices and medical equipment); (5) industrial scrubbing (produce storage and diesel and other emissions); and (6) hazardous gas destruction (incineration and chemical facilities).

Kronos' initial focus is on the first three of these market segments which are described in more detail below. Kronos is currently developing products for the air movement and purification, air purification for unique spaces, and specialized military through customer contracts which were executed over the past twelve months. These contracts are described in more detail in the Technology Application and Product Development section of this filing.

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

                               Standalone Platform

o HoMedics Contract. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a Licensing Agreement granting HoMedics certain rights with respect to the distribution of the Kronos(TM) proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on the patented Kronos(TM) technology. In November 2002, Kronos and HoMedics executed a Development Agreement to provide Kronos with the financial resources believed necessary to complete commercialization of the initial Kronos(TM)-based consumer product line. Kronos is working with HoMedics' engineers, designers, manufacturers, and marketing and sales personnel to complete the initial product line for sales and distribution. HoMedics is focused on product design and features, completion of manufacturing tooling and assembly line processes, and product packaging, including prominent display of the "Kronos" brand. Kronos is focused on completion of the technical hardware and related power supplies for each of the products in the air purification product line, as well as on developing product features and benefits unique to this initial consumer product line.

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

         In May 2003, Kronos entered into an agreement with HoMedics, Inc. for $3.5 million in financing, including $3.4 million in secured debt financing and $100,000 for the purchase of warrants. $2.5 million was paid to Kronos upon execution of the agreement and $1.0 million will be paid upon the start of production as defined in the Licensing Agreement for the Kronos(TM)-based air purification product line to be marketed and distributed by HoMedics. A provision of the agreement gives HoMedics a security interest in the assets of Kronos, including its technology. In conjunction with securing this financing, Kronos and HoMedics agreed to negotiate the expansion of our relationship into additional Kronos(TM)-based stand-alone consumer products, including fans, heaters, humidifiers and dehumidifiers, as well as geographic expansion into Europe and Asia.

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

                                Embedded Platform

o U. S. Navy SBIR Contracts. The U. S. Department of Defense and Department of Energy have provided Kronos with various grants and contracts to develop, test and evaluate the Kronos(TM) technology for embedded applications. Kronos has developed several commercial and industrial applications, including the retrofit of berthing fan systems and embedded air movement systems for U. S. Navy Aegis Class destroyers.

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

         During Phase II, Kronos will attempt to develop, produce and install a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U.
         S. Navy unique environment. The "cell" will be designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships. During the initial six months of the contract, Kronos has designed a new generation power supply, improved the efficiency of the core technology to allow for increased air movement and filtration, and initiated selection with the U. S. Navy of the specifications for the commercial products to be built under the Phase II contract. As of September 30, 2003, the U. S. Navy had provided Kronos with $150,000 in funding for this effort under the Phase II contract.

         As part of its air management system, Kronos intends to develop and test an air filtration mechanism capable of performing to HEPA quality standards. We believe that Kronos(TM) devices could replace current HEPA filters with a permanent, easily cleaned, low-cost solution. The
         U. S. Navy unique environment includes shock exposure, vibration, Electromagnetic Interference/Compatibility (EMI/EMC), and salt spray. Kronos(TM) devices will be built and tested to meet specific Navy standards. Testing shall include assessments for system performance, including control techniques, noise levels, and acquisition and lifecycle costs.

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

         Kronos has begun the process for obtaining Phase III (production phase) support for the Kronos(TM)-based advanced distributive air management system being developed under Phase II. Phase III contracts may be awarded prior to completion of Phase II contract work. Kronos is working directly with Dawnbreaker, a U. S. Government entity established for the purpose of supporting companies seeking Phase III contracts.

o U. S. Army SBIR Contracts. In August 2003, Kronos was awarded the option on its U. S. Army Small Business Innovation Research Phase I contract bringing the value of the Phase I contract award to $120,000. In July 2003, Kronos obtained a Pre-Award notice from the U. S. Army for a Small Business Innovation Research Phase II contract. On November 7, 2003, the U. S. Army awarded Kronos the Small Business Innovation Research Phase II contract. The first year of the contract is worth $369,000 with an Army option on the second year worth $360,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT").

         The objective of the Phase II effort is to implement and optimize dehumidification via Kronos electrostatic field technology. The objective is to be accomplished by: (1) prototype design and manufacturing, (2) prototype testing in the laboratory environment and field demonstration, (3) analytical and numerical modeling of Kronos' EDT process, and (4) project documentation and reporting including interim and final reports. We anticipate the Kronos(TM) devices manufactured under this contract will further demonstrate the versatility of the Kronos(TM) technology to meet airflow, system pressure and reduced humidity requirements for HVAC systems. In December 2001, Kronos was awarded the Phase I contract. Phase I of the contract was worth $70,000 in funding to investigate and analyze the feasibility of the Kronos(TM) technology to reduce humidity in HVAC systems. Dehumidification is essential to making HVAC systems more energy efficient.

         Kronos is seeking to leverage its military application development work with the U. S. Navy and U. S. Army to develop and produce air handlers and purifiers for commercial and industrial facilities. A future potential commercial line of Kronos(TM)-based air handlers and purifiers would attempt to address the specific air quality issues, including bacteria and other germs, found in large enclosed spaces such as office buildings and multi-dwelling residential complexes, while providing more efficient air movement.

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

         Kronos is seeking to leverage its business jet application development work to develop and produce air handlers and purifiers for the commercial aviation and automotive markets. A future potential commercial line of Kronos(TM)-based air handlers and purifiers would attempt to address the specific air quality issues, including exhaust and viruses, found in enclosed spaces occupied by multiple people for extended periods of time, while providing more efficient air movement within unique space constraints.

Patents and Intellectual Property

In August 2003, Kronos received a Notice of Allowance from the United States Patent and Trademark Office indicating that its patent application entitled Method of and Apparatus for "Electrostatic Fluid Acceleration Control of a Fluid Flow" has been examined and allowed for issuance as a U. S. patent. It is expected that the U. S. Patent will be issued in due course. This latest patent when formally issued will provide intellectual property protection for key aspects of Kronos' technology until late in 2020.

In January 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as a U. S. patent (#6,504,308). The patent provides protection for key aspects of Kronos' technology until late in 2019.

In addition to the "Electrostatic Fluid Accelerator" and "Method of and Apparatus for Electrostatic Fluid Acceleration Control of a Fluid Flow" patents, a number of additional patent applications have been filed for, among other things, the control and management of electrostatic fluid acceleration. These additional patent applications are either being examined or are awaiting examination by the Patent Office. There are a number of corresponding patent applications, which have been filed and are pending outside of the United States.

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

Valuation of Goodwill, Intangible and Other Long Lived Assets. We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, the strategic significance of any identifiable intangible asset in our business objectives, as well as the market capitalization of Kronos. We have used certain key assumptions in building the cash flow projections required for evaluating the recoverablility of our intangible assets. We have assumed revenues from the following applications of Kronos' technology: consumer stand-alone devices, assisted care/skilled nursing stand-alone devices, embedded devices in the hospitality industry and in specialized military applications. Expenses/cash out flows in our projections include sales and marketing, production, distribution, general and administrative expenses, research and development expenses and capital expenditures. These expenses are based on management estimates and have been compared with industry norms (relative to sales) to determine their reasonableness. We use the same key assumptions for our cash flow evaluation as we do for internal budgeting, lenders and other third parties; therefore, they are internally and externally consistent with financial statement and other public and private disclosures. We are not aware of any negative implications resulting from the projections used for purposes of evaluating the appropriateness of the carrying value of these assets. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by Kronos. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, and utilization of the asset.

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

RESULTS OF OPERATIONS

The Company's net loss from continuing operations for the three months ended September 30, 2003 decreased by 7% to $550,000, compared with a net loss of $591,000 for the corresponding period of the prior year. The decrease in the net loss was primarily the result of an increase in gross profit ($31,000) and a decrease in selling, general and administrative expenses ($145,000) offset by an increase in interest expense ($135,000).

REVENUE. Revenues are generated through sales of Kronos(TM) devices at Kronos Air Technologies, Inc. Revenue for the three months ended September 30, 2003 was $130,000. Revenue of $109,000 was recorded during the corresponding period of the prior year. These revenues were primarily from our HoMedics contract and U.
S. Navy SBIR Phase II contract. Revenues in the corresponding period of the prior year were primarily from our U. S. Army and U. S. Navy SBIR Phase I contracts and Alticorp contract.

COST OF SALES. Cost of sales for the three months ended September 30, 2003 was $83,000 compared to $92,000 for the corresponding period of the prior year. Cost of sales in the current year is primarily development costs associated with our HoMedics and U. S. Navy SBIR contracts. Prior year cost of sales related to revenue from U. S. Army and U. S. Navy SBIR Phase I contracts and Alticorp contract.

GROSS PROFIT: Gross profit for the three months ended September 30, 2003 increased 185% to $47,000 compared to $16,000 for the corresponding period of the prior year. This increase was primarily the result of the higher gross margin from our HoMedics contract in the current quarter compared with the gross margin from our Alticor contract in the corresponding period of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2003 decreased 25% to $429,000 compared to $574,000 for the corresponding period of the prior year. This decrease is primarily the result of a decrease in professional services ($240,000) offset by an increase in compensation and benefits ($68,000). The decrease in professional services was the result of a reduction in business consulting ($153,000), and legal and auditing ($87,000) expenses. The reduction in business consulting included the benefit to the Company from converting our Chief Operating Officer from a consulting agreement to a full time employment contract.

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2003

Our total assets at September 30, 2003 and June 30, 2003 were $3.2 million. Total assets at September 30, 2003 were comprised primarily of $2.5 million of patents/intellectual property and $0.5 million of cash. Total assets at June 30, 2003 were comprised primarily of $2.5 million of patents/intellectual property and $0.6 million of cash. Total current assets at September 30, 2003 and June 30, 2003 were $0.7 million, while total current liabilities for those same periods were $2.2 million and $1.9 million, respectively, creating a working capital deficit of $1.4 million and $1.2 million at each respective period end. This working capital deficit is primarily due to accrued expenses for compensation, management consulting and other professional services and the current portion of notes payable. Shareholders' deficit as of September 30, 2003 and June 30, 2003 were $(0.5) million and $(1.2) million, respectively, representing a decrease of $0.7 million. The decrease in shareholders' deficit is primarily the result of a reclassification of $0.8 million in redeemable warrants to equity based on FAS 150 and the sale and issuance of $0.5 million of common stock, partially offset through incurring a $0.6 million loss from continuing operations for the three months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow used on operating activities was $521,000 for the current three month period. We were able to satisfy our cash requirements for this period through funding under the terms of our secured financing from HoMedics and from revenue on our HoMedics and U. S. Navy contracts.

On May 9, 2003, we closed on a $3.5 million secured financing from a strategic customer, HoMedics, Inc. $2.5 million was advanced to Kronos upon execution of the agreement and $1.0 million will be advanced upon the start of production for the Kronos-based air purification product line to be marketed and distributed by HoMedics.

Kronos SBIR contracts with the U. S. Military, including the U. S. Army Phase I Option and Phase II and the U. S. Navy Phase II contracts, are potentially worth, if all options are exercised, up to $1.5 million in product development and testing support for Kronos Air Technologies. In November 2002, Kronos Air Technologies was awarded by the U. S. Navy for a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $150,000. As of September 30, 2003, Kronos has received $150,000 in funding under the U. S. Navy SBIR Phase II contract. On November 7, 2003, the U. S. Army awarded Kronos a Small Business Innovation Research Phase II contract. The first year of the contract is worth $369,000 with an Army option on the second year worth $360,000. In August 2003, Kronos Air Technologies obtained notice from the U. S. Army for the option of the SBIR Phase I contract worth $50,000. To earn these future amounts, we will have to complete the required work.

On June 19, 2001, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to this agreement, we have sold approximately 6 million shares of our common stock and have received $1.3 million.

On August 12, 2002, we terminated our common stock purchase agreement dated June 19, 2001 and entered into a new common stock purchase agreement with Fusion Capital. Pursuant to the 2002 common stock purchase agreement, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. The $6.0 million of our common stock can be purchased over a 30-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of our common stock without any fixed discount to the then-current market price. Fusion Capital is obligated to purchase shares under the agreement as long as the share price exceeds a floor of $0.10. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital. Pursuant to this agreement, we have sold approximately 8 million shares of our common stock and have received $1.1 million.

We estimate that achievement of our business plan will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to the senior debt funding from HoMedics, Fusion Capital transaction and/or the sale of additional equity in our Company, cash flow generated from government grants and contracts, which includes funding from the Small Business Innovation Research contracts sponsored by the U. S. Navy and Army awarded to Kronos Air Technologies, and cash flow generated from customer revenue. Pursuant to discussions with the companies that we will be licensing our technology, we anticipate generating cash flow in our 2004 fiscal year from advance funding from these companies for production development work. There are no assurances that these sources of funding will be adequate to meet our cash flow needs.

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

We have a limited operating history with significant losses and expect losses to continue fro the foreseeable future.

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net operating loss of $0.6 million for the three months ended September 30, 2002. We have incurred net losses from continuing operations of $2.8 million for the fiscal years ended June 30, 2003. As a result, at September 30, 2003 and June 30, 2003, we had an accumulated deficit of $18.1 million and $17.5 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of secured debt. We expect that our revenues and cash flows from operations may not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos(TM) technologies. No assurances can be given that we will be able to successfully commercialize our Kronos(TM) technologies or that we will ever be profitable.

We will require significant additional financing to sustain our operations and with it we will not be able to continue operations.

At September 30, 2003 and June 30, 2003, we had a working capital deficit of $1.4 million and $1.2 million, respectively. The independent auditor's report for the year ended June 30, 2003, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the three months ended September 30, 2003 and for the fiscal year ended June 30, 2003, we had an operating cash flow deficit of $0.5 million and $2.0 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

If obtaining sufficient financing from the U. S. Navy, U. S. Army, HoMedics and /or Fusion Capital were to be unavailable and if we are unable to commercialize and sell the products or technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the, U. S. Navy and U.S Army SBIR contracts, HoMedics senior debt agreement and / or the Fusion common stock purchase agreement, we may still need additional capital to fully implement our business, operating and development plans. At September 30 and June 30, 2003, we had a cash balance of $538,000 and $641,000, respectively. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.

Existing shareholders will experience significant dilution from our sale of shares under the common stock purchase agreement with Fusion Capital and any other equity financing.

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

Failure to develop manufacturing capabilities would have material adverse effect on our business.

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

Competition in the market for air movement and purification devices may result in the failure of the Kronos(TM) products to achieve market acceptance.

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

Our failure to enforce protection of our intellectual property would have a material adverse effect on our business.

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

In January 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator" had been examined and allowed for issuance as a U. S. patent (#6,504,308). The patent will provide protection for key aspects of Kronos' technology until late in 2019. In August 2003, Kronos received a Notice of Allowance from the United States Patent and Trademark Office indicating that its patent application entitled "Method of and Apparatus for Electrostatic Fluid Acceleration Control of a Fluid Flow" has been examined and allowed for issuance as a U. S. patent. It is expected that the U. S. Patent will issue in due course. We have additional U. S. and foreign patent applications pending. The validity and breadth of our intellectual property claims in ion wind generation and electrostatic fluid acceleration and control technology involve complex legal and factual questions and, therefore, may be highly uncertain. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.

Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future.

Possible future impairment of intangible assets would have a material adverse effect on our financial condition.

Our net intangible assets of approximately $2.5 million as of September 30, 2003 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos(TM) technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003. Intangible assets comprise 78% of our total assets as of September 30, 2003. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos(TM) technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos(TM) technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

Our common stock is deemed to be "Penny Stock," subject to special requirement and conditions and may not be a suitable investment.

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

We rely on management and research personnel, the loss of whose services could have a material adverse effect upon our business.

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

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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



10.4            Agreement, dated February 5, 2000, by        Incorporated by reference to
                and between DiAural, EdgeAudio, LLC          LLC and Exhibit 10.4 to the
                                                             Registration Statement on Form S-1
                                                             filed on August 7, 2001

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

10.65                Warrant No. 1 dated May 9, 2003,                            Incorporated by reference to
                     issued to HoMedics                                          Exhibit 99.7 to the Registrant's
                                                                                 8-K filed on May 15, 2003

10.66                Warrant No. 2 dated May 9, 2003,                            Incorporated by reference to
                     issued to HoMedics                                          Exhibit 99.7 to the Registrant's
                                                                                 8-K filed on May 15, 2003
                                                                                 2002

10.67                Consulting Agreement effective                              Provided herewith
                     October 31, 2003, by and among Kronos
                     Advanced Technologies Inc.,
                     Steven G. Martin and Joshua B.
                     Scheinfeld




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

32.1            Certification by Chief Executive Officer      Provided herewith
                and Principal Accounting Officer pursuant
                to 18 U.S.C. Section 1350, as adopted
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:   November 13, 2003                  KRONOS ADVANCED TECHNOLOGIES, INC.

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