Form 10QSB
period 2003-12-31
KRONOS ADVANCED TECHNOLOGIES INC
filed 2004-02-17
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2003

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

As of February 5, 2004, there were 58,354,217 shares outstanding of the issuer's common stock.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our condensed (unaudited) consolidated financial statements for the three months and six months ended December 31, 2003.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                            December 31, 2003
                                               (Unaudited)        June 30, 2003
                                            -----------------    ---------------
 Assets
 Current Assets

       Cash                                 $        177,831     $      641,178
       Accounts receivable, net                       22,505             48,766
       Prepaids                                      113,399             34,135
                                            -----------------    ---------------
              Total Current Assets                   313,735            724,078
                                            -----------------    ---------------
 Net Property and Equipment                           22,681             28,042
                                            -----------------    ---------------
 Other Assets
       Intangibles                                 2,415,330          2,487,473
                                            -----------------    ---------------

               Total Other Assets                  2,415,330          2,487,473
                                            -----------------    ---------------
 Total Assets                               $      2,751,746     $    3,239,594
                                            =================    ===============

 Liabilities and Shareholders' Deficit
 Current Liabilities

       Accrued expenses and payables
        to directors and officers           $      1,206,528     $    1,172,015

       Accounts payable                               84,796            218,338

       Accrued expenses                              175,675            174,677

       Deferred revenue                               64,069            133,751

       Notes payable, current portion                587,863            185,670
                                            -----------------    ---------------

               Total Current Liabilities           2,118,931          1,884,451
                                            -----------------    ---------------

 Long Term Liabilities

      Notes payable                                2,057,288          2,676,479
      Discount on notes
      payable                                       (760,742)          (893,046)
                                            -----------------    ---------------

               Total Long Term Liabilities         1,296,546          1,783,433
                                            -----------------    ---------------

               Total Liabilities                   3,415,477          3,667,884
                                            -----------------    ---------------

 Redeemable Warrants                                    -               805,300
                                            -----------------    ---------------
 Shareholders' Deficit
   Common stock, authorized 500,000,000
    shares of $0.001 par value -
    57,956,182 and 53,836,524 shares
    outstanding on December 31 and
    June 30, 2003, respectively                       57,956             53,837

       Capital in excess of par value             17,926,610         16,240,378

       Accumulated deficit                       (18,648,297)       (17,527,805)
                                            -----------------    ---------------

               Total Shareholders' Deficit          (663,731)        (1,233,590)
                                            -----------------    ---------------

               Total Liabilities and
                Shareholders' Deficit       $      2,751,746     $    3,239,594
                                            =================    ===============

   The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the three months ended                For the six months ended
                                                     December 31,                              December 31,
                                          -------------------------------         -----------------------------------
                                              2003                2002                  2003                2002
                                          (Unaudited)        (Unaudited)           (Unaudited)          (Unaudited)
                                          -------------    ---------------        ---------------    ----------------
  Sales                                   $    111,528     $      209,545         $      241,545     $       318,162

 Cost of sales                                  73,052             33,179                155,805             125,304
                                          -------------    ---------------        ---------------    ----------------
 Gross Profit                                   38,476            176,366                 85,740             192,858
                                          -------------    ---------------        ---------------    ----------------

 Selling, General and Administrative
  expenses
  Compensation and benefits                    209,724            130,944                412,547             265,733
  Research and development                      19,023             48,407                 38,851              78,682
  Professional services                         73,646            402,852                117,284             686,928
  Depreciation and amortization                 70,465             70,793                141,044             143,429
  Facilities                                    25,837             26,009                 44,710              45,213
  Other selling general & administrative
   expenses                                    103,622             44,189                177,374              77,059
                                          --------------    ---------------      ----------------    ----------------
 Selling, General and Administrative
  expenses                                     502,317            723,194                931,810           1,297,044
                                          --------------    ---------------      ----------------    ----------------

 Net Operating Loss                           (463,841)          (546,828)              (846,070)         (1,104,185)

 Other Income                                   22,000            108,376                 22,000             108,376

 Interest Expense                             (128,152)           (34,361)              (296,422)            (68,134)

                                          --------------    ---------------      ----------------    ----------------
 Net Loss Before Taxes                        (569,993)          (472,814)            (1,120,492)         (1,063,944)

 Provision for Taxes                              -                  -                      -                   -
                                          --------------    ---------------      ----------------    ----------------

 Net Loss                                 $   (569,993)          (472,814)          $ (1,120,492)         (1,063,944)
                                          ==============    ===============      ================    ================

 Basic Loss Per Share                     $      (0.01)           $ (0.01)               $ (0.02)            $ (0.02)
                                          ==============    ===============      ================    ================

 Diluted Loss Per Share                   $      (0.01)           $ (0.01)               $ (0.02)            $ (0.02)
                                          ==============    ===============      =================   ================

 Weighted average shares outstanding        56,945,587         47,021,691             55,459,617          45,774,213



   The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the six months ended December 31,
                                                      ----------------------------------------
                                                           2003                    2002
CASH FLOWS FROM OPERATING ACTIVITIES                    (Unaudited)             (Unaudited)
                                                      ----------------       -----------------
  Net loss from operations                            $    (1,120,492)       $     (1,063,944)
  Adjustments to reconcile net loss to net cash
  provided by operations:

     Depreciation and amortization                            141,044                 143,429

     Accretion of note discount                               132,304                    -

     Common stock issued for compensation/services             79,200                 101,859

  Change In:

     Accounts receivable                                       26,261                 (26,920)

     Prepaid expenses and other assets                        (79,264)                 51,205

     Deferred revenue                                         (69,682)                166,734

     Accounts payable                                         (93,620)                353,583

     Accrued expenses and other liabilities                    (4,410)                143,800
                                                      -------------------    -----------------
           Net cash used in operations                       (988,660)               (130,255)
                                                      -------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Investment in patent protection                             (63,539)                   -
                                                      -------------------    -----------------
     Net cash used in investing
      activities                                              (63,539)                   -
                                                      -------------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                                   805,851                 418,000

   Proceeds from short-term borrowings                           -                    165,889

   Repayments of short-term borrowings                       (216,999)               (311,700)
                                                      -------------------    -----------------
     Net cash provided by financing
      activities                                              588,852                 272,189
                                                      -------------------    -----------------
NET (DECREASE) INCREASE IN CASH
                                                             (463,347)                141,934
CASH

  Beginning of period                                         641,178                  21,510
                                                       ------------------    -----------------

  End of period                                        $      177,831        $        163,444
                                                       ==================    =================

Supplemental schedule of non-cash investing and financing activities:


  Interest paid in cash                                $       6,006         $            866


  Debt satisfied with stock                            $        -            $        206,000

  Reclassification of liability to
  equity for warrants issued                           $     805,300         $           -



   The accompanying notes are an integral part of these financial statements.

               KRONOS ADVANCED TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ACCOUNTING MATTERS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three- and six-month periods ended December 31, 2003 and 2002 and are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2004.

These financial statements are those of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The accompanying financial statements should be read in conjunction with the Kronos Advanced Technologies, Inc. Form 10-KSB for the fiscal year ended June 30, 2003 filed on September 28, 2003 and Form 10-QSB for the quarter ended September 30, 2003 filed on November 14, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS. In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 has been to reclassify approximately $805,300 in Redeemable Warrants from a quasi-liability to the Shareholders' Deficit section of the balance sheet.

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132, "Employers Disclosures about Pension and Other Postretirement Benefits." This statement revises employer's disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans as required by SFAS Nos. 87, 88 or 106. The revision of SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The Company believes that the adoption of the revised SFAS No. 132 will have no significant impact on its financial statements.

NOTE 2 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at December 31, 2003 and June 30, 2003 are as follows:

                                               December 31, 2003
                                                  (Unaudited)      June 30, 2003
                                               -----------------  --------------
  Benefit from carryforward of capital and     $      4,402,119   $   4,034,973
   net operating losses

  Other temporary differences                           156,740         188,206
  Less:
   Valuation allowance                               (4,558,859)     (4,223,179)
                                               -----------------  --------------
  Net deferred tax asset                       $           -      $        -
                                               =================  ==============

The other temporary differences shown above relate primarily to accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                                              December 31, 2003
                                                                 (Unaudited)                       June 30, 2003
                                                       -------------------------------  ---------------------------------
                                                          Amount     % of Pre-Tax Loss      Amount     % of Pre-Tax Loss
                                                       -----------   -----------------  ------------   ------------------
Benefit for income tax at federal statutory rate       $  380,967           34.0%       $   941,746            34.0%
Benefit for income tax at state statutory rate             22,334            2.0%            55,208             2.0%
Non-deductible expenses                                   (48,836)         (4.4)%           319,977            11.7%
Increase in valuation allowance                          (354,465)        (31.6)%        (1,316,931)         (47.7)%
                                                       ------------  -----------------  ------------   ------------------
                                                       $     -               0.0%       $      -                0.0%
                                                       ============  =================  ============   ==================

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At December 31, 2003, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $9.7 million of unused Federal net operating losses, $2.3 million of capital losses and $8.6 million of unused State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2023 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 3 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Company licenses, manufactures and distributes air movement and purification devices utilizing the Kronos(TM) technology. All other segments have been disposed of or discontinued. For the six months ended December 31, 2003, the Company operated only in the U.S.

NOTE 4 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 56,945,587 and 47,021,691 for the three months ended December 31, 2003 and 2002, respectively, and 55,459,617 and 45,774,213 for the six months ended December 31, 2003 and 2002, respectively.

As of December 31, 2003, there were outstanding options to purchase 11,040,260 shares of the Company's common stock and outstanding warrants to purchase 15,792,342 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of December 31, 2002, there were outstanding options and warrants to purchase 7,818,675 and 2,300,000 shares, respectively, of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 5 - NOTES PAYABLE

The Company had the following notes payable obligations at December 31, and June 30, 2003:

                                                          December 31, 2003
                                                             (Unaudited)          June 30, 2003
                                                         -------------------    -----------------
   Obligation to HoMedics (1)                            $        2,400,000     $      2,400,000
   Obligations for purchase of intellectual property (2)            115,000              270,000
   Obligations under capital leases (3)                              62,720               72,424
   Obligation to former director  (4)                                62,430               84,725
   Obligations to others (5)                                          5,000               35,000
                                                         -------------------    -----------------
         Total Notes Payable                             $        2,645,150     $      2,862,149

   Current portions:
   Obligation to HoMedics                                $          404,501     $           -
   Obligations for purchase of intellectual property                115,000               90,000
   Obligation to former director                                     40,000               40,000
   Obligations under capital leases                                  23,362               20,670
   Obligations to others                                              5,000               35,000
                                                         -------------------    -----------------
        Total current portion                            $          587,863     $        185,670
                                                         -------------------    -----------------
   Total long term obligations net of  current portion   $        2,057,287     $      2,676,479
                                                         ===================    =================

(1) This is a 5 year note bearing interest at 6%. No payments due until the first anniversary date. Quarterly payments of principal and interest due thereafter.

(2) This is a non-interest bearing obligation with quarterly payments of $30,000 until paid in full.

(3)      See Note 6 - Capital Leases.

(4) This note is to a former officer and director and bears interest at 12%. The note calls for quarterly payments of at least $10,000 with the remaining amount, if any, due on March 31, 2004.

(5) This is a non-interest bearing obligation with monthly payments of $5,000 until paid in full in January 2004.

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

                        Minimum Future Lease Payments and
                Present Values of the Net Minimum Lease Payments

 Period ended December 31,
           2004                                     $       36,337
           2005                                             36,337
           2006                                              9,943
                                                    ---------------
        Total minimum lease payments                        82,617
 Less:  Executory costs                                       -
                                                    ---------------
        Net minimum lease payments                          82,617
 Less:  Imputed interest                                    19,897
                                                    ---------------
        Present value of net minimum lease payments $       62,720
                                                    ===============

Of the equipment that was purchased using capital leases, $10,650 was capitalized and the remaining $65,782 was expensed through research and development and cost of sales. In the three and six months ended December 31, 2003, the Company paid $5,000 and $9,703, respectively, in principal and $4,085 and $8,466, respectively, in interest on capital leases.

NOTE 7 - CONSULTING AGREEMENTS

In October 2001, the Company entered into a 15-month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin, principals of Fusion Capital, for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 1, 2001 as the share grant was non-forfeitable and fully vested on that date. The stock was valued on that date at $0.28 a share (the closing price for the Company's common stock on the measurement date). The stock issuance has been recorded as a prepaid consulting fee and was amortized to Professional Fee Expense ratably over the 15-month term of the contract. During the three and six month periods ending December 31, 2002, the Company recognized professional services expenses of $20,000 and $40,000, respectively under this agreement. There were no expenses recorded under this agreement in the six months ended December 31, 2003.

Effective March 11, 2002, the Company entered into a new agreement with the Eagle Rock Group for a nearly one year period ending March 1, 2003. Pursuant to the agreement, the Company issued a note for the outstanding balance of $120,000 due to The Eagle Rock Group, which has been paid in full. The Company granted Eagle Rock a ten-year warrant granting them the right to purchase 900,000 shares of our common stock. Two hundred and fifty thousand (250,000) warrant shares at an exercise price of $0.42 and two hundred and fifty thousand (250,000) warrant shares at an exercise price of $0. 205 (the closing price of the Company's common stock on March 1, 2002) were earned over a 12-month period and four hundred thousand (400,000) warrant shares at an exercise price of $0.145 were earned upon securing of our Licensing Agreement with HoMedics. These warrants are irrevocable and are fully vested. For the 400,000 warrants earned upon securing the HoMedics License Agreement, the measurement date is October 22, 2002 as the warrants became fully vested and non-forfeitable on the date. The value assigned to these 400,000 warrants is $56,800 and was determined using the

Black-Scholes option valuation model. The $56,800 was expensed in the period of the measurement date. For the other 500,000 warrants, the measurement date is March 1, 2002 as the warrants are fully vested and non-forfeitable on that date. The value assigned to these warrants is $62,500 and was determined using the Black-Scholes option valuation model. The 500,000 warrants were for general consulting services for a 12 month period. The $62,500 was expensed ratably over the term of the consulting contract. Under this contract, expenses of $15,625 and $88,050 were recorded for the three and six months ended December 31, 2002, respectively. There were no expenses recorded under this contract in the six months ended December 31, 2003.

On October 31, 2003, the Company entered into a 10-month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin, principals of Fusion Capital, for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 31, 2003 as the share grant was non-forfeitable and fully vested on that date. The stock was valued on that date at $0.22 a share (the closing price for the Company's common stock on the measurement date). The stock issuance has been recorded as a prepaid consulting fee and is being amortized to Professional Fee Expense ratably over the 10-month term of the contract. Under this contract, expenses of $15,840 and $15,840 were recorded for the three and six months ended December 31, 2003.

NOTE 8 - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the quarter ended December 31, 2003. In addition, the Company has used, rather than provided cash in its operations. The Company is currently using its resources to raise capital necessary to complete research and development work, and to provide for its working capital needs.

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

Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

HoMedics Licensing Agreement. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a multiyear, multi-million-dollar Licensing Agreement to bring Kronos(TM) proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on the patented Kronos(TM) technology. In November 2002, Kronos and HoMedics executed a Development Agreement to provide Kronos with the financial resources necessary to complete commercialization of the initial Kronos(TM)-based consumer product line. Kronos is working with HoMedics' engineers, designers, manufacturers, and marketing and sales personnel to complete the initial product line for sales and distribution. HoMedics is focused on product design and features, completion of manufacturing tooling and assembly line processes, and product packaging. Kronos is focused on completion of the technical hardware and related power supplies for each of the products in the air purification product line, as well as on developing product features and benefits unique to this initial consumer product line. Together Kronos and HoMedics are focused on finalizing the technology and the production process to allow for cost effective mass production. While HoMedics is managing production of the finished product, Kronos is managing the production of our proprietary power supply and related circuitry.

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

US Navy SBIR. In November 2002, Kronos was awarded by the U. S. Navy a Small Business Innovation Research Phase II contract. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos(TM) devices being developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. During

Phase II, Kronos shall develop, produce and install a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U.S. Navy unique environment. The "cell" will be designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. As of December 31, 2003, U.
S. Navy had provided Kronos with $246,000 in funding for this effort under the Phase II contract.

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

US Army SBIR. On November 1, 2003, Kronos was awarded by the U.S. Army a Small Business Innovation Research Phase II contract. This is a one-year contract to produce a prototype dehumidification device utilizing Kronos (TM) technology. If the Company is successful in producing a working prototype, an additional one-year contract will be awarded for further development work. The initial contract is for $369,000. The proceeds from this contract will be used to pay the Company's expenses associated with the project.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In May 2003, Kronos entered into an agreement with a strategic customer, HoMedics, Inc., for $3.5 million in financing, including $3.4 million in secured debt financing and $100,000 for the purchase of warrants. $2.5 million was paid to Kronos upon execution of the agreement and $1.0 million will be paid upon the start of production as defined in the Licensing Agreement for the Kronos-based air purification product line to be marketed and distributed by HoMedics. There is a risk that we will not be successful in achieving production as defined in the Licensing Agreement. In exchange for providing $3.4 million in debt financing and $100,000, Kronos provided HoMedics with two warrants: (i) 6.7 million warrants (which equated to 10% of the then fully diluted shares) fully vested at the time of funding and (ii) 6.7 million warrants (which equated to 10% of the then fully diluted shares) which will vest only if (1) Kronos does not prepay the entire amount of principal and interest due under the Notes by November 8, 2005; (2) Kronos is in default under any of the Investment Documents, or (3) Kronos does not earn, at any time after the date of this Agreement but prior to November 8, 2005, revenues in an aggregate amount equal to or greater than $3.5 million. The exercise price was set at the market price at the time of closing ($0.10). HoMedics may not be diluted below 7.5% for the first warrant (15% for both warrants) for any funds raised at less than $0.20 per share, excluding options or shares issued to management, directors, and consultants in the normal course of business. There are no anti-dilution measures for funds raised at greater than $0.20 per share.

EMPLOYMENT AGREEMENTS

The Company entered into an Employment agreement with Daniel Dwight, our President and Chief Executive Officer, effective as of November 15, 2001. The initial term of the Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless written notice within 3 months of the end of the initial term or any subsequent renewal term is received by either party. The Board of Directors renewed the Employment Agreement on August 13, 2003. The Employment Agreement provides for base cash compensation of $180,000 per year and eligibility for annual incentive bonus compensation in an amount equal to annual salary based on the achievement of certain bonus objectives.

The Company entered into an Employment agreement with Richard Tusing, our Chief Operating Officer, effective as of January 1, 2003. The initial term of the Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless written notice within 3 months of the end of the initial term or any subsequent renewal term is received by either party. The Employment Agreement provides for base cash compensation of $160,000 per year.


NOTE 10 - SUBSEQUENT EVENTS

None

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

GENERAL

Kronos Advanced Technologies, Inc. is a high technology industrial company focused on developing, marketing and selling products using the Company's proprietary air movement and purification technology. Kronos is pursuing commercialization of its patented technology in a limited number of markets; and if we are successful, we intend to enter additional markets in the future. To date, our ability to execute our strategy has been restricted by our limited amount of capital.

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

     o Specialized Military. Military personnel face the worst of all possible worlds: indoor air pollution, often in very confined spaces for extended periods, combined with the threat of biological warfare, nuclear fallout, and other foreign elements. The military market segment offers Kronos a unique opportunity to leverage the technical and funding resources of the U. S. military to expand Kronos' ability to develop and produce Kronos(TM)-based air movers and purifiers for applications that require these products to be embedded into ventilation systems to address the needs of military personnel.

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

o HoMedics Contract. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a Licensing Agreement granting HoMedics certain rights with respect to the distribution of the Kronos(TM) proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on the patented Kronos(TM) technology. In November 2002, Kronos and HoMedics executed a Development Agreement to provide Kronos with the financial resources believed necessary to complete commercialization of the initial Kronos(TM)-based consumer product line. Kronos is working with HoMedics' engineers, designers, manufacturers, and marketing and sales personnel to complete an initial product line for sales and distribution. HoMedics is focused on product design and features, completion of manufacturing tooling and assembly line processes, and product packaging, including prominent display of the "Kronos" brand. Kronos is focused on completion of the technical hardware and related power supplies for each of the products in the air purification product line, as well as developing product features and benefits unique to this initial consumer product line. Together Kronos and HoMedics are focused on finalizing the technology and the production process to allow for cost effective mass production, including testing and evaluating pre-production devices that will be placed in commercial production. While HoMedics is managing production of the finished product, Kronos is managing the production of our proprietary power supply and related circuitry.

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

         HoMedics commitment includes funding a marketing and advertising campaign to promote the Kronos(TM)-based product line. The products will be distributed by HoMedics. HoMedics currently distributes their products through major domestic retailers, including Wal-Mart, Home Depot, Sears, Bed Bath & Beyond, and Linens 'N Things.

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

         During Phase II, Kronos will attempt to develop, produce and install a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U.
         S. Navy unique environment. The "cell" will be designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships. During the initial twelve months of the contract, Kronos has designed a new generation power supply, improved the efficiency of the core technology to allow for increased air movement and filtration, and initiated selection with the U. S. Navy of the specifications for the commercial products to be built under the Phase II contract. As of December 31, 2003, the U. S. Navy had provided Kronos with $246,000 in funding for this effort under the Phase II.

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

     o U. S. Army SBIR Contracts. In August 2003, Kronos was awarded the option on its U. S. Army Small Business Innovation Research Phase I contract bringing the value of the Phase I contract award to $120,000. On November 7, 2003, the U.S. Army awarded Kronos the Small Business Innovation Research Phase II contract. The first year of the contract is worth $369,000 with an Army option on the second year worth $360,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). Kronos initiated work under the Phase I option and the Phase II contracts in October and December 2003, respectively.

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

     o Business Jet Manufacturer. In January 2003, Kronos extended its work into the transportation industry by signing a Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos(TM) devices being designed and manufactured under this contract will need to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI). The Company is working on completing product design and development based on the customer's specific product application requirements.

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

Patents and Intellectual Property

In December 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Method of and Apparatus for Electrostatic Fluid Acceleration Control of a Fluid Flow" has been examined and allowed for issuance as a U. S. patent (#6,664,741). The patent provides protection for key aspects of Kronos' technology until late in 2020.

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

RESULTS OF OPERATIONS

The Company's net loss from continuing operations for the three months ended December 31, 2003 increased by 21% to $570,000, compared with a net loss of $473,000 for the corresponding period of the prior year. The increase in the net loss was primarily the result of an decrease in gross profit ($138,000) and other income ($86,000) and an increase in interest expense ($94,000), offset by a decrease in selling, general and administrative expenses ($221,000). The Company's net loss from continuing operations for the six months ended December 31, 2003 increased by 5% to $1,120,000, compared with a net loss of $1,064,000 for the corresponding period of the prior year. The increase in the net loss was primarily the result of an increase in interest expense ($228,000) and a decrease in gross profit ($107,000) and other income ($86,000), offset by a decrease in selling, general and administrative expenses ($366,000).

REVENUE. Revenues are generated through sales of Kronos(TM) devices, and fees earned from licensing the Kronos(TM) technology and providing technical services to our customers at Kronos Air Technologies, Inc. Revenue for the three months ended December 31, 2003 was $112,000. These revenues were primarily from our HoMedics, U. S. Navy SBIR Phase II and U. S. Army SBIR Phase I Option contracts. Revenue of $210,000 recorded during the corresponding period of the prior year was primarily from a licensing fee earned from our HoMedics contract, as well as revenue earned from our U. S. Army and U. S. Navy SBIR Phase I contracts. Revenue for the six months ended December 31, 2003 was $242,000. These revenues were primarily from our HoMedics, U. S. Navy SBIR Phase II and U. S. Army SBIR Phase I and Phase I Option contracts. Revenue of $318,000 recorded during the corresponding period of the prior year was primarily from our HoMedics, U. S. Navy and U. S. Army SBIR contracts.

COST OF SALES. Cost of sales for the three and six months ended December 31, 2003 were $73,000 and $156,000, compared to $33,000 and $125,000 for the corresponding periods of the prior year, respectively. Cost of sales in the current year was primarily development costs associated with our HoMedics, U. S. Navy SBIR and U. S. Army SBIR contracts. Prior year cost of sales related to revenue from U. S. Army and U. S. Navy SBIR Phase I contracts. There was no cost of sales associated with the licensing fees earned from our HoMedics license agreement during the corresponding periods of the prior year.

GROSS PROFIT. Gross profit for the three and six months ended December 31, 2003 was $38,000 and $86,000, compared to $176,000 and $193,000 for the corresponding periods of the prior year, respectively. The decreases were primarily the result of higher revenue in the corresponding periods of the prior year, including an initial licensing fee earned from the HoMedics contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended December 31, 2003 decreased 31% to $502,000 compared to $723,000 for the corresponding period of the prior year. This $221,000 decrease was primarily the result of a decrease in professional services ($329,000) offset by an increase in compensation and benefits ($79,000). The decrease in professional services was the result of a reduction in business consulting ($193,000), and legal and auditing ($137,000) expenses. The reduction in business consulting included the benefit to the Company from converting our Chief Operating Officer from a consulting agreement to a full time employment contract. Selling, general and administrative expenses for the six months ended December 31, 2003 decreased 28% to $932,000 compared to $1,297,000 for the corresponding period of the prior year. This $365,000 decrease was primarily the result of a decrease in professional services ($570,000) offset by an increase in compensation and benefits ($147,000). The decrease in professional services was the result of a reduction in business consulting ($346,000), and legal and auditing ($224,000) expenses.

OTHER INCOME. Other income for the three and six months ended December 31, 2003 was $22,000 and represented consideration earned from the assignment of the Company's stock repurchase rights to Fusion Capital who made a partial repurchase of the Company's stock used in May 2003 to acquire the remaining license rights to the Kronos(TM) technology not included in the original acquisition of Kronos Air Technologies, Inc. Other income for the three and six months ended December 31, 2002 was $108,000 and represented primarily the gain on the payment of a note payable balance with stock.

INTEREST EXPENSE. Interest expenses for the three and six months ended December 31, 2003 increased to $128,000 and $296,000 compared to $34,000 and $68,000 for the corresponding periods of the prior year. The $94,000 and $228,000 increases, respectively, were primarily the result of the increase in accrued interest expenses from Company's debt financing obligation to HoMedics and from the Company's accounts payable obligation to Kronos' directors and officers.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003

Our total assets at December 31, 2003 and June 30, 2003 were $2.8 million and $3.2 million, respectively. Total assets at December 31, 2003 were comprised primarily of $2.4 million of patents/intellectual property and $0.2 million of cash. Total assets at June 30, 2003 were comprised primarily of $2.5 million of patents/intellectual property and $0.6 million of cash. Total current assets at December 31, 2003 and June 30, 2003 were $0.3 million and $0.7 million, respectively, while total current liabilities for those same periods were $2.1 million and $1.9 million, respectively, creating a working capital deficit of $1.8 million and $1.2 million at each respective period end. This working capital deficit is primarily due to accrued expenses for compensation, management consulting and other professional services and the current portion of notes payable. Shareholders' deficit as of December 31, 2003 and June 30, 2003 were $(0.7) million and $(1.2) million, respectively, representing a decrease of $0.5 million. The decrease in shareholders' deficit is primarily the result of a reclassification of $0.8 million in redeemable warrants to equity based on FAS 150 and the sale and issuance of $0.8 million of common stock, partially offset through incurring a $1.1 million loss from continuing operations for the six months ended December 31, 2003.
                                       16

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow used on operating activities was $1.0 million for the six month period ended December 31, 2003. We were able to satisfy our cash requirements for this period through funding provided by HoMedics under the terms of our secured financing from them, under the terms of our common stock purchase agreement with Fusion pursuant to which the Company may sell shares of its common stock and our revenue generating customer contracts with HoMedics, U. S. Navy and U. S. Army.

On May 9, 2003, we closed on a $3.5 million secured financing from a strategic customer, HoMedics, Inc. $2.5 million was advanced to Kronos upon execution of the agreement and $1.0 million will be advanced upon the start of production for the Kronos-based air purification product line to be marketed and distributed by HoMedics.

Kronos SBIR contracts with the U. S. Military, including the U. S. Army Phase I Option and Phase II and the U. S. Navy Phase II contracts, are potentially worth, if all options are exercised, up to $1.5 million in product development and testing support for Kronos Air Technologies. In November 2002, Kronos Air Technologies was awarded by the U. S. Navy for a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $150,000. As of December 31, 2003, Kronos has received $246,000 in funding under the U. S. Navy SBIR Phase II contract. On November 7, 2003, the U. S. Army awarded Kronos a Small Business Innovation Research Phase II contract. The first year of the contract is worth $369,000 with an Army option on the second year worth $360,000. In August 2003, Kronos Air Technologies obtained notice from the U. S. Army for the option of the SBIR Phase I contract worth $50,000. To earn these future amounts, we will have to complete the required work.

On June 19, 2001, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to this agreement, we have sold approximately 6 million shares of our common stock and have received $1.3 million.

On August 12, 2002, we terminated our common stock purchase agreement dated June 19, 2001 and entered into a new common stock purchase agreement with Fusion Capital. Pursuant to the 2002 common stock purchase agreement, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. The $6.0 million of our common stock can be purchased over a 30-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of our common stock without any fixed discount to the then-current market price. Fusion Capital is obligated to purchase shares under the agreement as long as the share price exceeds a floor of $0.10. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital. Pursuant to this agreement, we have sold approximately 9 million shares of our common stock and have received $1.3 million.

We estimate that achievement of our business plan and the payment of interest and principal on the Company's debt will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to the senior debt funding from HoMedics, Fusion Capital and/or the sale of additional equity in our Company, cash flow generated from government grants and contracts, which includes funding from the Small Business Innovation Research contracts sponsored by the U. S. Navy and Army awarded to Kronos Air Technologies, and cash flow generated from customer revenue. Pursuant to discussions with the companies that we believe will licensing our technology, we anticipate generating cash flow in our 2004 fiscal year from advance funding from these companies for production development work. There are no assurances that these sources of funding will be adequate to meet our cash flow needs.

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

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net operating loss of $1.1 million for the six months ended December 31, 2003. We have incurred net losses from continuing operations of $2.8 million for the fiscal years ended June 30, 2003. As a result, at December 31, 2003 and June 30, 2003, we had an accumulated deficit of $18.6 million and $17.5 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of secured debt. We expect that our revenues and cash flows from operations may not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos(TM) technologies. No assurances can be given that we will be able to successfully commercialize our Kronos(TM) technologies or that we will ever be profitable.

We will require significant additional financing to sustain our operations and with it we will not be able to continue operations.

At December 31, 2003 and June 30, 2003, we had a working capital deficit of $1.8 million and $1.2 million, respectively. The independent auditor's report for the year ended June 30, 2003, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the six months ended December 31, 2003 and for the fiscal year ended June 30, 2003, we had an operating cash flow deficit of $1.0 million and $2.0 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

If obtaining sufficient financing from the U. S. Navy, U. S. Army, HoMedics and /or Fusion Capital were to be unavailable and if we are unable to commercialize and sell the products or technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the, U. S. Navy and U.S Army SBIR contracts, HoMedics senior debt agreement and / or the Fusion common stock purchase agreement, we may still need additional capital to fully implement our business, operating and development plans. At December 31 and June 30, 2003, we had a cash balance of $178,000 and $641,000, respectively. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.

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

In December 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Method of and Apparatus for Electrostatic Fluid Acceleration Control of a Fluid Flow" has been examined and allowed for issuance as a U. S. patent (#6,664,741). The patent provides protection for key aspects of Kronos' technology until late in 2020. In January 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator" had been examined and allowed for issuance as a U. S. patent (#6,504,308). The patent will provide protection for key aspects of Kronos' technology until late in 2019. We have additional U. S. and foreign patent applications pending. The validity and breadth of our intellectual property claims in ion wind generation and electrostatic fluid acceleration and control technology involve complex legal and factual questions and, therefore, may be highly uncertain. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.

Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future.

Possible future impairment of intangible assets would have a material adverse effect on our financial condition.

Our net intangible assets of approximately $2.4 million as of December 31, 2003 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos(TM) technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003. Intangible assets comprise 88% of our total assets as of December 31, 2003. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos(TM) technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos(TM) technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

10.42          Indemnification Agreement, dated           Incorporated by reference to
               May 1 2001, by and between TSET,           Exhibit 10.42 to the
               Inc. and Erik W. Black                     Registration Statement on Form
                                                          S-1 filed on August 7, 2001

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


EXHIBIT NO.     DESCRIPTION                                  LOCATION
--------------------------------------------------------------------------------
11.1            Statement re:  Computation of Earnings        Not applicable

12.1            Statement re:  Computation of Ratios          Not applicable

15.1            Letter re:  Unaudited Interim Financial       Not applicable
                            Information

16.1            Letter re:  Change in Certifying              Incorporated by
                            Accountant                        reference to the
                                                              Company's Form 8-K
                                                              filed on
                                                              August 22, 2003

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





DATED:   February 16, 2004                 KRONOS ADVANCED TECHNOLOGIES, INC.

                                           By: /S/ DANIEL R. DWIGHT
                                              ----------------------
                                           Daniel R. Dwight
                                           President and Chief Executive Officer


                                           By: /S/ DANIEL R. DWIGHT
                                              ------------------------
                                           Daniel R. Dwight
                                           Acting Chief Financial Officer