Form 10QSB
period 2004-03-31
KRONOS ADVANCED TECHNOLOGIES INC
filed 2004-05-14
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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

As of May 12, 2004, there were 61,323,845 shares outstanding of the issuer's common stock.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our condensed (unaudited) consolidated financial statements for the three and nine months ended March 31, 2004.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                             March 31, 2004
                                              (Unaudited)        June 30, 2003
                                           -----------------    ---------------
Assets
Current Assets
      Cash                                 $        274,671     $      641,178
      Accounts receivable, net                       31,831             48,766
      Prepaids                                       53,712             34,135
                                           -----------------    ---------------
             Total Current Assets                   360,214            724,078
                                           -----------------    ---------------
Net Property and Equipment                           18,476             28,042
                                           -----------------    ---------------
Other Assets
      Intangibles                                 2,388,710          2,487,473
                                           -----------------    ---------------
              Total Other Assets                  2,388,710          2,487,473
                                           -----------------    ---------------
Total Assets                               $      2,767,400     $    3,239,594
                                           =================    ===============
Liabilities and Shareholders' Deficit
Current Liabilities
      Accrued expenses and payables
       to directors and officers           $             -      $    1,172,015
      Accounts payable                              154,067            218,338
      Accrued expenses                              267,333            174,677
      Deferred revenue                                3,218            133,751
      Notes payable, current portion                657,960            185,670
                                           -----------------    ---------------
              Total Current Liabilities           1,082,578          1,884,451
                                           -----------------    ---------------
Long Term Liabilities
     Notes payable to officers and employees      1,063,266                  -
     Other notes payable                          1,961,081          2,676,479
     Discount on notes payable                     (701,608)          (893,046)
                                           -----------------    ---------------
              Total Long Term Liabilities         2,322,739          1,783,433
                                           -----------------    ---------------
              Total Liabilities                   3,405,317          3,667,884
                                           -----------------    ---------------
Redeemable Warrants                                    -               805,300
                                           -----------------    ---------------
Shareholders' Deficit
  Common stock, authorized 500,000,000
   shares of $0.001 par value -
   61,189,560 and 53,836,524 shares
   outstanding on March 31, 2004 and
   June 30, 2003, respectively                       61,189             53,837

      Capital in excess of par value             18,563,617         16,240,378

      Accumulated deficit                       (19,262,723)       (17,527,805)
                                           -----------------    ---------------
              Total Shareholders' Deficit          (637,917)        (1,233,590)
                                           -----------------    ---------------
              Total Liabilities and
               Shareholders' Deficit       $      2,767,400     $    3,239,594
                                           =================    ===============

   The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                For the three months ended March 31,          For the nine months ended March 31,
                              -----------------------------------------    -----------------------------------------
                                   2004                   2003                  2004                   2003
                                (Unaudited)           (Unaudited)            (Unaudited)           (Unaudited)
                              ------------------    -------------------    ------------------    -------------------
 Sales                        $         100,108     $          139,737     $         341,653     $          457,899


 Cost of sales                           71,745                100,719               227,550                226,022

                              ------------------    -------------------    ------------------    -------------------

 Gross Profit                            28,363                 39,018               114,103                231,876
                              ------------------    -------------------    ------------------    -------------------

 Selling, General and
  Administrative expenses

   Compensation and benefits            213,805                143,642               626,352                409,376

   Research and development              26,877                 23,655                65,728                102,337

   Professional services                 85,755                351,511               203,039              1,038,439
   Depreciation and
   amortization                          72,046                 70,318               213,090                213,746

   Facilities                            23,897                 25,065                68,607                 70,278

   Insurance                             36,938                  6,691               110,813                 35,245

   Other                                 58,873                 61,966               162,372                110,471

                              ------------------    -------------------    ------------------    -------------------
 Selling, General and
  Administrative expenses               518,191                682,848             1,450,001              1,979,891
                              ------------------    -------------------    ------------------    -------------------

 Net Operating Loss                    (489,828)              (643,830)           (1,335,898)            (1,748,015)

 Other Income / (expense)                  -                         4                22,000                108,380

  Interest Expense                     (124,598)               (46,183)             (421,020)              (114,317)
                              ------------------    -------------------    ------------------    -------------------

 Net Loss Before Taxes                 (614,426)              (690,008)           (1,734,918)            (1,753,952)


 Provision for Taxes                       -                      -                     -                      -
                              ------------------    -------------------    ------------------    -------------------

 Net Loss                     $        (614,426)    $         (690,008)    $      (1,734,918)    $       (1,753,952)
                              ==================    ===================    ==================    ===================


 Basic Loss Per Share         $           (0.01)    $            (0.01)    $           (0.03)    $            (0.04)
                              ==================    ===================    ==================    ===================


  Diluted Loss Per Share      $           (0.01)    $            (0.01)    $           (0.03)    $            (0.04)
                              ==================    ===================    ==================    ===================

 Weighted average shares
  outstanding                        58,988,534             49,132,902            56,627,368             46,877,432
                              ==================    ===================    ==================    ===================




   The accompanying notes are an integral part of these financial statements.



                       KRONOS ADVANCED TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             For the nine months ended March 31,
                                             -----------------------------------
                                                 2004                  2003
CASH FLOWS FROM OPERATING ACTIVITIES          (Unaudited)           (Unaudited)
                                             ----------------  -----------------
 Net loss from operations                    $    (1,734,918)  $     (1,753,952)

 Adjustments to reconcile net loss to net cash (used in) provided by operations

    Depreciation and amortization                    213,090            213,746

    Common stock issued for
     compensation/services                           148,430            112,281

 Change In

    Accounts receivable                               16,935                200

    Prepaid expenses and other assets                (19,577)            64,576

    Deferred revenue                                (130,533)           148,876

    Accounts Payable                                 (16,437)           583,376

    Accrued Expenses and other liabilities            12,710            184,643
                                             ----------------  -----------------
      Net cash used in Operations                 (1,510,300)          (446,254)

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of property and equipment                 -                (1,300)

    Investment in patent protection                 (104,760)            (1,500)
                                             ----------------  -----------------

      Net cash used in Investing Activities         (104,760)            (2,800)
                                             ----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of common stock                       1,376,861            668,500

    Proceeds from short-term borrowings                 -               218,889

    Repayments of short-term borrowings             (319,746)          (446,290)

    Accretion of note discount                       191,438
                                             ----------------  -----------------

      Net cash provided by Financing
       Activities                                  1,248,553            441,099
                                             ----------------  -----------------
NET DECREASE IN CASH
                                                    (366,507)            (7,955)
CASH

 Beginning of period                                 641,178             21,510
                                             ----------------  -----------------

 End of period                               $       274,671   $         13,555
                                             ================  =================

Supplemental schedule of non-cash investing and financing activities:

 Interest paid in cash                       $        9,430    $            866
                                             ================  =================
 Debt satisfied with stock                   $         -       $        206,000
                                             ================  =================
 Accounts payable/accrued expense converted
  to notes payable                           $    1,139,903    $           -
                                             ================  =================


   The accompanying notes are an integral part of these financial statements.

                        KRONOS ADVANCED TECHNOLOGIES, INC
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ACCOUNTING MATTERS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three and nine month periods ended March 31, 2004 and are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2004.

These financial statements are those of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The accompanying financial statements should be read in conjunction with the Kronos Advanced Technologies, Inc. Form 10-KSB for the fiscal year ended June 30, 2003 filed on September 28, 2003 and Forms 10-QSB filed on November 14, 2003 and February 14, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS. In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 has been to reclassify approximately $805,300 in Redeemable Warrants from a quasi-liability to the equity section of the balance sheet.

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

NOTE 2 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at March 31, 2004 and June 30, 2003 are as follows:

                                                  March 31, 2004
                                                   (Unaudited)     June 30, 2003
                                                   -------------   -------------
   Benefit from carryforward of capital and
    net operating losses                          $   4,598,857    $  4,034,973

   Other temporary differences                          156,740         188,206
   Less:
     Valuation allowance                             (4,755,597)     (4,223,179)
                                                   -------------   -------------
   Net deferred tax asset                          $       -       $       -
                                                   =============   =============

The other temporary differences shown above relate primarily to accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                                          March 31, 2004
                                                           (Unaudited)                  June 30,2003
                                                   ---------------------------  ----------------------------
                                                                      % of                         % of
                                                        Amount    Pre-Tax Loss      Amount      Pre-Tax Loss
                                                   -------------  ------------  --------------  ------------
Benefit for income tax at federal statutory rate   $    589,872          34.0%  $     941,746          34.0%
Benefit for income tax at state statutory rate           34,580           2.0%         55,208           2.0%
Non-deductible expenses                                 (91,034)        (5.3)%        319,977          11.7%
Increase in valuation allowance                        (533,418)       (30.7)%     (1,316,931)       (47.7)%
                                                   -------------  ------------  --------------  ------------
                                                   $       -              0.0%  $        -              0.0%
                                                   =============  ============  ==============  ============


The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At March 31, 2004, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $10.3 million of unused Federal net operating losses, $2.3 million of capital losses and $9.1 million of unused State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2023 and could be subject to limitations if significant ownership changes occur in the Company.


NOTE 3 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Company licenses, manufactures and distributes air movement and purification devices utilizing the Kronos(TM)technology. All other segments have been disposed of or discontinued. For the nine months ended March 31, 2004, the Company operated only in the U.S.


NOTE 4 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 58,998,534 and 49,132,902 for the three months ended March 31, 2004 and 2003, respectively, and 56,627,368 and 46,877,432 for the nine months ended March 31, 2004 and 2003, respectively.

As of March 31, 2004, there were outstanding options to purchase 13,216,782 shares of the Company's common stock and outstanding warrants to purchase 15,792,342 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of March 31, 2003, there were outstanding options and warrants to purchase 10,187,775 and 2,300,000 shares, respectively, of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 5 - NOTES PAYABLE

The Company had the following notes payable obligations at March 31, 2004 and June 30, 2003:


                                                       March 31, 2004  June 30, 2003
                                                       --------------  -------------
 Obligation to HoMedics (1)                            $   2,400,000   $  2,400,000
 Obligations to officers and employees (2)                 1,139,903           -
 Obligations for purchase of intellectual property (3)        85,000         270,00
 Obligations under capital leases (4)                         57,404         72,424
 Obligation to former director  (5)                             -            84,275
 Obligations to others (6)                                      -            35,000
                                                       --------------  -------------
     Total Notes Payable                               $   3,682,307   $  2,862,149


Current portions:
 Obligation to HoMedics                                      471,487           -
 Obligations for purchase of intellectual property            85,000         90,000
 Obligations to officers and employees                        76,637           -
 Obligations under capital leases                             24,836         20,670
 Obligations to others                                          -            35,000
 Obligation to former director                                  -            40,000
                                                       --------------  -------------
Total current portion                                  $     657,960        185,670
                                                       --------------  -------------
Total long term obligations net of
 current portion                                       $   3,024,347   $  2,676,479
                                                       ==============  =============


(1) This is a 5 year note bearing interest at 6%. No payments due until three months after the first anniversary date. Quarterly payments of principal and interest due thereafter.

(2) This represents notes to Daniel Dwight, Richard Tusing, Igor Krichtafovitch, J. Alexander Chriss and Richard Papworth. The notes bear interest at rates of 0% or 12%. One note, for $76,637, is due in full on June 30, 2004. The remaining notes call for aggregate monthly principal and interest payments for all notes of $20,000 for each month in which the Company's beginning cash balance equals or exceeds $200,000. Subject to certain conditions, including default, these notes become payable in full. In the event of a debt or equity financing other than from Fusion Capital, 20% of the proceeds derived from the financing will be used to pay down the outstanding interest and principal obligations. Any amounts remaining outstanding are due and payable on December 31, 2006.

(3) This is a non-interest bearing obligation with quarterly payments of $30,000 until paid in full.

(4)      See Note 6 - Capital Leases

(5) This note was to a former officer and director and bears interest at 12%. The note called for quarterly payments of at least $10,000 with the remaining amount, if any, due on March 31, 2004. The note was paid in full on March 31, 2004.

(6) This was a non-interest bearing obligation with monthly payments of $5,000 until it was paid in full in January 2004.

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

                        Minimum Future Lease Payments and
                Present Values of the Net Minimum Lease Payments

Year ended March 31,
-----------------------------------
     2005                                           36,337
     2006                                           36,337
     2007                                              859
                                                  ---------
 Total minimum lease payments                       73,533
Less:  Executory costs                                -
                                                  ---------
 Net minimum lease payments                         73,533
Less:  Imputed interest                             16,129
                                                  ---------
 Present value of net minimum lease payments      $ 57,404
                                                  =========

Of the equipment that was purchased using capital leases, $10,650 was capitalized and the remaining $65,782 was expensed through research and development and cost of sales. In the three and nine months ended March 31, 2004, the Company paid $5,316 and $15,018, respectively, in principal and $3,769 and $12,234, respectively, in interest on capital leases.

NOTE 7 - CONSULTING AGREEMENTS

In October 2001, the Company entered into a 15-month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin, principals of Fusion Capital, for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 1, 2001 as the share grant was non-forfeitable and fully vested on that date. The stock was valued on that date at $0.28 a share (the closing price for the Company's common stock on the measurement date). The stock issuance has been recorded as a prepaid consulting fee and is being amortized to Professional Fee Expense ratably over the 15-month term of the contract. During the three and nine month periods ending March 31, 2003, the Company recognized professional services expenses of $7,000 and $47,000, respectively under this agreement. No expenses were recorded under this agreement in the nine months ended March 31, 2004.

Effective March 11, 2002, the Company entered into a new agreement with the Eagle Rock Group for a nearly one year period ending March 1, 2003. Pursuant to the agreement, the Company issued a note for the outstanding balance of $120,000 due to The Eagle Rock Group, which has been paid in full. The Company granted Eagle Rock a ten-year warrant granting them the right to purchase 900,000 shares of our common stock. Two hundred and fifty thousand (250,000) warrant shares at an exercise price of $0.42 and two hundred and fifty thousand (250,000) warrant shares at an exercise price of $0. 205 (the closing price of the Company's common stock on March 1, 2002) were earned over a 12-month period and four hundred thousand (400,000) warrant shares at an exercise price of $0.145 were earned upon securing of our Licensing Agreement with HoMedics. These warrants are irrevocable and are fully vested. For the 400,000 warrants earned upon securing the HoMedics License Agreement, the measurement date was October 22, 2002 as the warrants became fully vested and non-forfeitable on that date. The value assigned to these 400,000 warrants is $56,800 and was determined using the Black-Scholes option valuation model. The $56,800 was expensed in the period of the measurement date. For the other 500,000 warrants, the measurement date was March 1, 2002 as the warrants became fully vested and non-forfeitable on that date. The value assigned to these warrants is $62,500 and was determined using the Black-Scholes option valuation model. The 500,000 warrants were for general consulting services for the twelve month period ending February 28, 2003. The $62,500 was expensed ratably over the term of the consulting contract. Under this contract, expenses of $10,417 and $98,464 were recorded for the three and nine months ended March 31, 2003, respectively. No expenses were recorded under this contract in the nine months ended March 31, 2004.

On October 31, 2003, the Company entered into a 10-month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin, principals of Fusion Capital, for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 31, 2003 as the share grant was non-forfeitable and fully vested on that date. The stock was valued on that date at $0.22 a share (the closing price for the Company's common stock on the measurement date). The stock issuance has been recorded as a prepaid consulting fee and is being amortized to Professional Fee Expense ratably over the ten month term of the contract. Under this contract, expenses of $23,760 and $47,520 were recorded for the three and nine months ended March 31, 2004.

NOTE 8 - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the quarter ended March 31, 2004. In addition, the Company has used, rather than provided, cash in its operations. The Company is currently using its resources in its efforts to raise capital necessary to complete research and development work, and to provide for its working capital needs.

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

Management has taken the following steps with respect to its operating and financial requirements:

HoMedics Licensing Agreement. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a Licensing Agreement granting HoMedics certain rights with respect to the distribution of the Kronos(TM) proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on the patented Kronos(TM) technology. In November 2002, Kronos and HoMedics executed a Development Agreement to provide Kronos with the financial resources believed necessary to complete commercialization of the initial Kronos(TM)-based consumer product line. Kronos is working with HoMedics' technicians, manufacturers, and marketing and sales personnel to finalize the initial product line for sales and distribution. HoMedics is focused on completion of manufacturing tooling and assembly line processes, and product packaging, including prominent display of the "Kronos" brand.

While HoMedics is managing production of the finished product, Kronos is managing the production of our proprietary power supply and related circuitry. Kronos' focus is twofold: First, Kronos is working to complete the technical hardware and related power supplies for each of the products in the air purification product line. Kronos has teamed with Flextronics to prepare the power supply for cost effective mass production. Second, Kronos is finalizing with HoMedics component and materials selection for the finished products. This process combines HoMedics vendor selection process with Kronos' technical expertise.

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

US Navy SBIR. In November 2002, Kronos was awarded by the U. S. Navy a Small Business Innovation Research Phase II contract for $580,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos(TM) devices being developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. During Phase II, Kronos shall develop, produce and install a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U.S. Navy unique environment. The "cell" will be designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. As of March 31, 2004, the U. S. Navy had provided Kronos with $276,000 in funding for this effort under the Phase II contract.

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

US Army SBIR. On October 21, 2003, Kronos obtained an Award notice from the U.S. Army for a Small Business Innovation Research Phase II contract. This is a one-year, $369,000 contract to produce a prototype dehumidification device utilizing Kronos (TM) technology. As of March 31, 2004 the Company has incurred $10,000 of development costs relating to this contract. If the Company is successful in producing a working prototype, an additional one-year contract will be awarded for further development work.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In May 2003, Kronos entered into an agreement with a strategic customer, HoMedics, Inc., for $3.5 million in financing, including $3.4 million in secured debt financing and $100,000 for the purchase of warrants. $2.5 million was paid to Kronos upon execution of the agreement and $1.0 million will be paid upon achieving production effectiveness as defined in the Licensing Agreement for the Kronos-based air purification product line to be marketed and distributed by HoMedics. There is a risk that we will not be successful in achieving production effectiveness as defined in the Licensing Agreement. In exchange for providing $3.4 million in debt financing and $100,000, Kronos provided HoMedics with two warrants: (i) 6.7 million warrants (which equated to 10% of the then fully diluted shares) fully vested at the time of funding and (ii) 6.7 million warrants (which equated to 10% of the then fully diluted shares) which will vest only if (1) Kronos does not prepay the entire amount of principal and interest due under the Notes by November 8, 2005; (2) Kronos defaults under any of the Investment Documents, or (3) Kronos does not earn, at any time after the date of this Agreement but prior to November 8, 2005, revenues in an aggregate amount equal to or greater than $3.5 million. The exercise price was set at the market price at the time of closing ($0.10). HoMedics may not be diluted below 7.5% for the first warrant (15% for both warrants) for any funds raised at less than $0.20 per share, excluding options or shares issued to management, directors, and consultants in the normal course of business. There are no anti-dilution measures for funds raised at greater than $0.20 per share.

Employment Agreements

The Company entered into an Employment Agreement with its President and Chief Executive Officer, Daniel Dwight, effective as of November 15, 2001. The initial term of the Employment Agreement was for two years and the agreement will automatically renew for successive one year terms unless written notice within three months of the end of the renewal term is received by either party. The Board of Directors renewed the Employment Agreement on August 13, 2003. The Employment Agreement provides for base cash compensation of $180,000 per year and eligibility for annual incentive bonus compensation in an amount equal to annual salary based on the achievement of certain bonus objectives.

The Company entered into an Employment Agreement with its Chief Operating Officer, Richard Tusing, effective as of January 1, 2003. The initial term of the Employment Agreement is for two years and will automatically renew for successive one year terms unless written notice within three months of the end of the initial term or any subsequent renewal term is received by either party. The Employment Agreement provides for base cash compensation of $160,000 per year.

NOTE 10 - SHAREHOLDERS' EQUITY

During the nine month period ending March 31, 2004 Fusion Capital purchased approximately 6,554,453 shares for $1,376,861. In addition two current and one former members of the Board of Directors received 438,493 shares valued at $69,230 for past Board services rendered. As referenced in Note 7 above, 360,000 shares were issued to consultants for services valued at $79,200.


NOTE 11 - SUBSEQUENT EVENTS

In April 2004, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator for and a Method of Controlling Fluid" has been examined and allowed for issuance as a U. S. patent (#6,727,657). The patent provides protection for key aspects of Kronos' technology until late in 2021.

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

A number of the scientific claims of the Kronos(TM) technology have been tested by the U. S. government and a few multi-national companies, including the U. S. Department of Energy, the U. S. Department of Defense, General Dynamics, Underwriters Laboratory, and Intel. Independent laboratory testing has verified the purification capability of the Kronos(TM) technology. Tests conducted at MicroTest Laboratories, LMS Industries and New Hampshire Materials Laboratory demonstrated HEPA Clean Room Class 1000 quality particulate reduction, removal of over 99.97% of 0.1 micron and above size particles, and up to 95% reduction of hazardous, including numerous contaminants found in cigarette smoke.

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

         o Specialized Military. Military personnel face the worst of all possible worlds: indoor air pollution, often in very confined spaces for extended periods, combined with the threat of biological warfare, nuclear fallout, and other foreign elements. We believe that the military market segment offers Kronos a unique opportunity to leverage the technical and funding resources of the
              U. S. military to expand Kronos' ability to develop and produce Kronos(TM)-based air movers and purifiers for applications that require these products to be embedded into ventilation systems to address the needs of military personnel.

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

              Kronos is working with HoMedics' technicians, manufacturers, and marketing and sales personnel to finalize the initial product line for sales and distribution. HoMedics is focused on completion of manufacturing tooling and assembly line processes, and product packaging, including prominent display of the "Kronos" brand.

              While HoMedics is managing production of the finished product, Kronos is managing the production of our proprietary power supply and related circuitry. Kronos' focus is twofold: First, Kronos is working to complete the technical hardware and related power supplies for each of the products in the air purification product line. Kronos has teamed with Flextronics to prepare the power supply for cost effective mass production. Second, Kronos is finalizing with HoMedics component and materials selection for the finished products. This process combines HoMedics vendor selection process with Kronos' technical expertise. We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that will be an efficient, high quality product which is cost effective and easy to operate. As a result of this effort, The Company believes that we will obtain production effectiveness as defined in the License Agreement with HoMedics within six months.

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

              During Phase II, Kronos will attempt to develop, produce and install a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U. S. Navy unique environment. The "cell" will be designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships. During the initial twelve months of the contract, Kronos has designed a new generation power supply, improved the efficiency of the core technology to allow for increased air movement and filtration, and initiated selection with the U. S. Navy of the specifications for the commercial products to be built under the Phase II contract. As of March 31, 2004, the U. S. Navy had provided Kronos with $276,000 in funding for this effort under the Phase II contract. The Company believes the remaining $304,000 will be realized by November 30, 2004.

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

o U.S. Army SBIR Contracts. In August 2003, Kronos was awarded the option on its U. S. Army Small Business Innovation Research Phase I contract bringing the value of the Phase I contract award to $120,000. On October 21, 2003, the U.S. Army awarded Kronos the Small Business Innovation Research Phase II contract. The first year of the contract is worth $369,000 with an Army option on the second year worth $360,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). Kronos initiated work under the Phase II contract in December 2003. The U.S. Army will provide Kronos with funding under the terms of this contract and the Company believes the full value of this contract will be realized by October 21, 2004.

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

Patents and Intellectual Property

Kronos has received notification that three of its patents have been allowed for issuance by the United States Patent and Trademark Office. These patents are considered utility patents which describe fundamental innovations in the generation, management and control of Electrostatic Fluids, including air movement, filtration and purification. Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products. The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.

In April 2004, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator for and a Method of Controlling Fluid" has been examined and allowed for issuance as a U. S. patent (#6,727,657). The patent provides protection for key aspects of Kronos' technology until late in 2021.

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

In addition to the "Electrostatic Fluid Accelerator," "Method of and Apparatus for Electrostatic Fluid Acceleration Control of a Fluid Flow" and "Electrostatic Fluid Accelerator for and a Method of Controlling Fluid" patents, a number of additional patent applications have been filed for, among other things, the control and management of electrostatic fluid acceleration. These additional patent applications are either being examined or are awaiting examination by the Patent Office. There are a number of corresponding patent applications, which have been filed and are pending outside of the United States.

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

Valuation of Goodwill, Intangible and Other Long Lived Assets. We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, the strategic significance of any identifiable intangible asset in our business objectives, as well as the market capitalization of Kronos. We have used certain key assumptions in building the cash flow projections required for evaluating the recoverability of our intangible assets. We have assumed revenues from the following applications of Kronos' technology: consumer stand-alone devices, assisted care/skilled nursing stand-alone devices, embedded devices in the hospitality industry and in specialized military applications. Expenses/cash out flows in our projections include sales and marketing, production, distribution, general and administrative expenses, research and development expenses and capital expenditures. These expenses are based on management estimates and have been compared with industry norms (relative to sales) to determine their reasonableness. We use the same key assumptions for our cash flow evaluation as we do for internal budgeting, lenders and other third parties; therefore, they are internally and externally consistent with financial statement and other public and private disclosures. We are not aware of any negative implications resulting from the projections used for purposes of evaluating the appropriateness of the carrying value of these assets. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by Kronos. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, and utilization of the asset.

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

RESULTS OF OPERATIONS

The Company's net loss from continuing operations for the three months ended March 31, 2004 decreased by 11% to $614,000, compared with a net loss of $690,000 for the corresponding period of the prior year. The decrease in the net loss was primarily the result of a decrease in selling, general and administrative expenses ($221,000), offset by an increase in interest expense ($94,000). The Company's net loss from continuing operations for the nine months ended March 31, 2004 decreased by 1% to $1,735,000, compared with a net loss of $1,754,000 for the corresponding period of the prior year. The decrease in the net loss was primarily the result of a decrease in selling, general and administrative expenses ($530,000), offset by an increase in interest expense ($307,000) and a decrease in gross profit ($117,000) and other income ($86,000).

REVENUE. Revenues are generated through sales of Kronos(TM) devices, and fees earned from licensing the Kronos(TM) technology and providing technical services to our customers at Kronos Air Technologies, Inc. Revenue for the three months ended March 31, 2004 was $100,000. These revenues were primarily from our HoMedics, U. S. Navy SBIR Phase II and U. S. Army SBIR Phase I Option and Phase II contracts. Revenue of $140,000 recorded during the corresponding period of the prior year was primarily from a licensing fee earned from our HoMedics contract, as well as revenue earned from our U. S. Army and U. S. Navy SBIR Phase I contracts. Revenue for the nine months ended March 31, 2004 was $342,000. These revenues were primarily from our HoMedics, U. S. Navy SBIR Phase II and U. S. Army SBIR Phase I and Phase I Option contracts. Revenue of $458,000 recorded during the corresponding period of the prior year was primarily from our HoMedics, U. S. Navy and U. S. Army SBIR contracts.

COST OF SALES. Cost of sales for the three and nine months ended March 31, 2004 were $72,000 and $228,000, compared to $101,000 and $226,000 for the corresponding periods of the prior year, respectively. Cost of sales in the current year was primarily development costs associated with our HoMedics, U. S. Navy SBIR and U. S. Army SBIR contracts. Prior year cost of sales related to revenue from U. S. Army and U. S. Navy SBIR Phase I contracts. There was no cost of sales associated with the licensing fees earned from our HoMedics license agreement during the corresponding periods of the prior year.

GROSS PROFIT. Gross profit for the three and nine months ended March 31, 2004 was $28,000 and $114,000, compared to $39,000 and $231,000 for the corresponding periods of the prior year, respectively. The decreases were primarily the result of higher revenue in the corresponding periods of the prior year, including an initial licensing fee earned from the HoMedics contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2004 decreased 24% to $518,000 compared to $683,000 for the corresponding period of the prior year. This $165,000 decrease was primarily the result of a decrease in professional services ($266,000) offset by an increase in compensation and benefits ($70,000). The decrease in professional services was the result of a reduction in legal and auditing ($216,000) and business consulting ($60,000) expenses. Selling, general and administrative expenses for the nine months ended March 31, 2004 decreased 27% to $1,450,000 compared to $1,980,000 for the corresponding period of the prior year. This $530,000 decrease was primarily the result of a decrease in professional services ($835,000) offset by an increase in compensation and benefits ($217,000). The decrease in professional services was the result of a reduction in legal and auditing ($441,000) and business consulting ($406,000) expenses. The increase in compensation and benefits resulted from the Company converting our Chief Operating Officer from a consulting agreement to a full time employment contract and the expansion of our Research and Product Development team.

OTHER INCOME. Other income for the nine months ended March 31, 2004 was $22,000 and represented consideration earned from the assignment of the Company's stock repurchase rights to Fusion Capital who made a partial repurchase of the Company's stock used in May 2003 to acquire the remaining license rights to the Kronos(TM) technology not included in the original acquisition of Kronos Air Technologies, Inc. Other income for the nine months ended March 31, 2003 was $108,000 and represented primarily the gain on the payment of a note payable balance with stock.

INTEREST EXPENSE. Interest expenses for the three and nine months ended March 31, 2004 increased to $125,000 and $421,000 compared to $46,000 and $114,000 for the corresponding periods of the prior year. The $79,000 and $307,000 increases, respectively, were primarily the result of the increase in accrued interest expenses from Company's debt financing obligation to HoMedics and to Kronos' directors and officers.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2004

Our total assets at March 31, 2004 and June 30, 2003 were $2.8 million and $3.2 million, respectively. Total assets at March 31, 2004 were comprised primarily of $2.4 million of patents/intellectual property and $0.3 million of cash. Total assets at June 30, 2003 were comprised primarily of $2.5 million of patents/intellectual property and $0.6 million of cash. Total current assets at March 31, 2004 and June 30, 2003 were $0.4 million and $0.7 million, respectively, while total current liabilities for those same periods were $1.1 million and $1.9 million, respectively, creating a working capital deficit of $0.7 million and $1.1 million at each respective period end. This 38% reduction in the working capital deficit was primarily due to the conversion of $1.2 million of accrued expenses and payables to Company officers being converted to long term notes payable, offset by an increase ($0.5 million) in the current portion of notes payable and a decrease ($0.4 million) in current assets.

Shareholders' deficit as of March 31, 2004 and June 30, 2003 were $(0.6) million and $(1.2) million, respectively, representing a decrease of $0.6 million. The decrease in shareholders' deficit is primarily the result of a reclassification of $0.8 million in redeemable warrants to equity based on FAS 150 and the sale and issuance of $1.5 million of common stock, partially offset through incurring a $1.7 million loss from continuing operations for the nine months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow used on operating activities was $1.5 million for the nine months ended March 31, 2004. We were able to satisfy our cash requirements for this period through funding provided by HoMedics under the terms of our secured financing from them, under the terms of our common stock purchase agreement with Fusion pursuant to which the Company may sell shares of its common stock and our revenue generating customer contracts with HoMedics, U. S. Navy and U. S. Army. As of May 13, 2004, the Company had a cash balance of $78,000. We will require additional funding to sustain our operations (see discussion contained within the FACTORS AFFECTING KRONOS' BUSINESS AND PROSPECTS entitled "We will require significant additional financing to sustain our operations and without it we will not be able to continue operations").

On May 9, 2003, we closed on a $3.5 million secured financing from a strategic customer, HoMedics, Inc. $2.5 million was advanced to Kronos upon execution of the agreement and $1.0 million will be advanced upon the start of production for the Kronos-based air purification product line to be marketed and distributed by HoMedics.

Kronos SBIR contracts with the U. S. Military, including the U. S. Army Phase I Option and Phase II and the U. S. Navy Phase II contracts, are potentially worth, if all options are exercised, up to $1.5 million in product development and testing support for Kronos Air Technologies. In November 2002, Kronos Air Technologies was awarded by the U. S. Navy for a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $150,000. As of March 31, 2004, Kronos has received $276,000 in funding under the U. S. Navy SBIR Phase II contract. On November 7, 2003, the U. S. Army awarded Kronos a Small Business Innovation Research Phase II contract. The first year of the contract is worth $369,000 with an Army option on the second year worth $360,000. To earn these future amounts, we will have to complete the required work.

On June 19, 2001, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to this agreement, we have sold approximately 6 million shares of our common stock and have received $1.3 million.

On August 12, 2002, we terminated our common stock purchase agreement dated June 19, 2001 and entered into a new common stock purchase agreement with Fusion Capital. Pursuant to the 2002 common stock purchase agreement, Fusion Capital has agreed to purchase on each trading day during the term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. The $6.0 million of our common stock can be purchased over a 30-month period, subject to a six-month extension or earlier termination at our sole discretion and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of our common stock without any fixed discount to the then-current market price. Fusion Capital is obligated to purchase shares under the agreement as long as the share price exceeds a floor of $0.10. However, there can be no assurance of how much cash we will receive, if any, under the common stock purchase agreement with Fusion Capital. Pursuant to this agreement, we have sold approximately 12.1 million shares of our common stock and have received $1.9 million.

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

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net operating loss of $1.7 million for the nine months ended March 31, 2004. We have incurred net losses from continuing operations of $2.8 million for the fiscal years ended June 30, 2003. As a result, at March 31, 2004 and June 30, 2003, we had an accumulated deficit of $19.3 million and $17.5 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of secured debt. We expect that our revenues and cash flows from operations may not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos(TM) technologies. No assurances can be given that we will be able to successfully commercialize our Kronos(TM) technologies or that we will ever be profitable.

We will require significant additional financing to sustain our operations and without it we will not be able to continue operations.

At March 31, 2004 and June 30, 2003, we had a working capital deficit of $0.7 million and $1.2 million, respectively. The independent auditor's report for the year ended June 30, 2003, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the nine months ended March 31, 2004 and for the fiscal year ended June 30, 2003, we had an operating cash flow deficit of $0.7 million and $2.0 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

If obtaining sufficient financing from the U. S. Navy, U. S. Army, HoMedics and /or Fusion Capital were to be unavailable and if we are unable to commercialize and sell the products or technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the, U. S. Navy and U.S Army SBIR contracts, HoMedics senior debt agreement and / or the Fusion common stock purchase agreement, we may still need additional capital to fully implement our business, operating and development plans. At March 31, 2004 and June 30, 2003, we had a cash balance of $275,000 and $641,000, respectively. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.

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

In April 2004, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator for and a Method of Controlling Fluid" has been examined and allowed for issuance as a U. S. patent (#6,727,657). The patent provides protection for key aspects of Kronos' technology until late in 2021. In December 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Method of and Apparatus for Electrostatic Fluid Acceleration Control of a Fluid Flow" has been examined and allowed for issuance as a U. S. patent (#6,664,741). The patent provides protection for key aspects of Kronos' technology until late in 2020. In January 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator" had been examined and allowed for issuance as a U. S. patent (#6,504,308). The patent will provide protection for key aspects of Kronos' technology until late in 2019. We have additional U. S. and foreign patent applications pending. The validity and breadth of our intellectual property claims in ion wind generation and electrostatic fluid acceleration and control technology involve complex legal and factual questions and, therefore, may be highly uncertain. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.

Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future.

Possible future impairment of intangible assets would have a material adverse effect on our financial condition.

Our net intangible assets of approximately $2.4 million as of March 31, 2004 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos(TM) technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003. Intangible assets comprise 86% of our total assets as of March 31, 2004. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos(TM) technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos(TM) technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2004, we issued 438,493 shares of our common stock, valued at $0.16 per share at an aggregate value of $69,230, to three persons in exchange for past services rendered as members of the Board of Directors.

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


10.65           Warrant No. 1 dated May 9, 2003,             Incorporated by reference to
                issued to HoMedics                           Exhibit 99.7 to the Registrant's
                8-K filed on May 15, 2003

10.66           Warrant No. 2 dated May 9, 2003,             Incorporated by reference to
                issued to HoMedics                           Exhibit 99.7 to the Registrant's
                                                             8-K filed on May 15, 2003
                                                             2002

10.67           Consulting Agreement effective               Incorporated by reference to
                October 31, 2003, by and among Kronos        Exhibit 10.67 to the Registrant's
                Advanced Technologies, Inc.,                 Form 10-Q for the quarterly period
                Steven G. Martin and Joshua B. on            ended December 31, 2003 filed on
                Scheinfeld                                   February 17, 2004

10.68           Promissory Note by and among Kronos          Provided herewith
                Advanced Technologies, Inc., and
                Richard A. Papworth


10.69           Promissory Note by and among Kronos          Provided herewith
                Advanced Technologies, Inc., and
                Daniel R. Dwight

10.70           Promissory Note by and among Kronos          Provided herewith
                Advanced Technologies, Inc., and
                Richard F. Tusing

10.71           Promissory Note by and among Kronos          Provided herewith
                Advanced Technologies, Inc., and
                Igor Krichtafovitch

10.72           Promissory Note by and among Kronos          Provided herewith
                Advanced Technologies, Inc., and
                J. Alexander Chriss

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





DATED:   May 13, 2004                     KRONOS ADVANCED TECHNOLOGIES, INC.

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