Form 10KSB
period 2004-06-30
KRONOS ADVANCED TECHNOLOGIES INC
filed 2004-10-15
CIK 1108248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-30191

                       KRONOS ADVANCED TECHNOLOGIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               NEVADA                                87-0440410
               ------                                ----------
        (State or Other Jurisdiction              (I.R.S. Employer
      of Incorporation or Organization)         Identification Number)


           464 COMMON STREET, SUITE 301, BELMONT, MASSACHUSETTS    02478
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on October 8, 2004, was $8,585,338 based on the average bid and asked prices on such date of $0.14.

The Registrant had 61,323,845 shares of Common Stock, par value $0.001 per share, outstanding on October 8, 2004.

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

Technology Description and Benefits

The Kronos(TM) technology combines high voltage electronics and electrodes. By combining these technologies, a Kronos(TM)-based device can both move and clean air without any moving parts. Kronos(TM) devices are versatile, energy- and cost-efficient and capable of multiple design forms. As a result, Kronos(TM) devices have the immediate potential to be used as a standalone product or to replace a range of heating, ventilation and air conditioning products for residential usage to high efficiency particulate air filtration systems for operating and manufacturing clean rooms.

The proprietary Kronos(TM) technology involves the application of high voltage management across paired electrical grids to create an ion exchange that moves and purifies air. Kronos(TM) technology has numerous valuable characteristics. It moves air and gases at high velocities while removing odors, smoke and particulates and killing pathogens, including bacteria and mold. The technology is cost-effective and is more energy efficient than current alternative fan and filter (including HEPA filter and ultraviolet light based) technologies. Although no commercial products using the Kronos(TM) technology have been sold to date, in August 2004, the Company and its strategic consumer products partner, HoMedics, initiated the transition to mass production of the Kronos-based consumer standalone product line.

A number of the scientific claims of the Kronos(TM) technology have been tested by the U. S. government and a few multi-national companies, including the U. S. Department of Energy, the U. S. Department of Defense, General Dynamics, Underwriters Laboratory, and Intel. Independent laboratory testing has verified the purification capability of the Kronos(TM) technology. Tests conducted at MicroTest Laboratories, LMS Industries and New Hampshire Materials Laboratory demonstrated HEPA Clean Room Class 1000 quality particulate reduction, removal of over 99.97% of 0.1 micron and above size particles, and up to 95% reduction of hazardous gases, including numerous contaminants found in cigarette smoke. Intertek, one of the global leaders for testing electrical and electronic products, performed tobacco smoke elimination tests in accordance with ANSI/AHAM AC-1-1988 standard entitled "American National Standard Method for Measuring Performance of Portable Household Electric Cord-Connected Room Air Cleaners." The test demonstrated a Clean Air Delivery Rate (CADR) for the Kronos air purifier of over 300. These results place the Kronos(TM) device in one of the highest categories of particulate cleaning for standalone devices.

Market Segmentation

Kronos' business development strategy is to sell and license the Kronos(TM) technology to six distinct market segments: (1) air movement and purification (residential, health care, hospitality, and commercial facilities); (2) air purification for unique spaces (cleanrooms, airplanes, automotive, and cruise ships); (3) specialized military (naval vessels, closed vehicles and mobile facilities); (4) embedded cooling and cleaning (electronic devices and medical equipment); (5) industrial scrubbing (produce storage and diesel and other emissions); and (6) hazardous gas destruction (incineration and chemical facilities).

Kronos' initial focus is on the first three of these market segments which are described in more detail below. Kronos is currently developing products for the air movement and purification, air purification for unique spaces, and specialized military through specific customer contracts. These contracts are described in more detail in the Technology Application and Product Development section of this filing.

     o Air Movement and Purification. Indoor air pollution, including "sick building syndrome" and "building related illness," is primarily caused by inadequate ventilation, chemical contaminants from indoor and outdoor sources and biological contaminants. The addressable air movement and purification segment is made up of four principal applications: (1) residential, (2) health care, (3) hospitality and (4) commercial. Kronos is seeking to leverage the product development, production and funding resources of HoMedics, Inc., Kronos' strategic partner for consumer-based residential applications, to develop and manufacturer standalone products for other air movement and purification applications.

     o Air Purification for Unique Spaces. Electronics, semiconductor, pharmaceutical, aerospace, medical and many other producers depend on cleanroom technology. As products such as electronic devices become smaller, the chance of contamination in manufacturing becomes higher. For pharmaceutical companies, clean, safe and contaminant-free products are imperative to manufacturing and distributing a viable product. Other potential applications for the Kronos(TM) technology include closed environments such as aircraft, cruise ships and other transportation modes that require people to breathe contaminated, re-circulated air for extended periods. Kronos is building on its product development effort with its strategic partner in the business jet market and the U.S. military to serve other closed environment applications.

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

Technology Application and Product Development

To best serve Kronos' targeted market segments, our Company is developing specific product applications across two distinct product application platforms. A Kronos(TM) device can be either used as a standalone product or can be embedded. Standalone products are self-contained and only require the user to plug the Kronos(TM) device into a wall outlet to obtain air filtration for their home, office or hotel room. Embedded applications of the Kronos(TM) technology require the technology be added into another system such as a building ventilation system for more efficient air movement and filtration or into an electrical device such as computer or medical equipment to replace the cooling fan.
                                       3

                               Standalone Platform

     o HoMedics Contract. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a Licensing Agreement granting HoMedics certain rights with respect to the distribution of the Kronos(TM) proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on the patented Kronos(TM) technology.
         In August 2004, the Company and HoMedics initiated the transition to mass production of the Kronos-based consumer standalone product line. Preparing to meet these goals entails the use of Kronos' technical resources and HoMedics' product development and international production expertise. Select third party vendors, including experts in electronics, software and gas sensors, are integral resources in this process. While HoMedics is managing production of the finished product, Kronos is managing the production of our proprietary power supply and related circuitry. Kronos' focus is twofold: First, Kronos is working with Flextronics International USA, Inc. to preparing for mass production the technical hardware and related power supplies for each of the products in the air purification product line. Second, Kronos is finalizing and testing with HoMedics component and materials selection for the finished products. This process combines HoMedics vendor selection process and international production expertise with Kronos' technical expertise. We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that is an efficient, high quality product which is cost effective and easy to operate.

         The initial term of the agreement is three and one half years from the initial sale of consumer air purification products by HoMedics, which shall be no later than December 31, 2006, with the option to extend the Licensing Agreement for six additional years. Kronos was compensated through an initial royalty payment and will receive ongoing quarterly royalty payments based on a percentage of sales. HoMedics will pay minimum royalty payments of at least $2 million during the initial three and a half year term and on-going royalty payments to extend the agreement. Kronos will retain the rights to all of its intellectual property.

         HoMedics commitment includes funding a marketing and advertising campaign to promote the Kronos(TM)-based product line. The products will be distributed by HoMedics. HoMedics currently distributes their products through major domestic retailers, including Wal-Mart, Home Depot, Sears, Bed Bath & Beyond, and Linens 'N Things.

         Kronos is seeking to leverage its consumer product development work with HoMedics to market and sell our own commercial line of standalone air purifiers. This commercial line of Kronos(TM)-based air purifiers would attempt to address the specific air quality issues, including odors, bacteria and viruses, found in most nursing home and assisted living, healthcare and other commercial facilities. Kronos expects to secure production of its own commercial line of standalone air purifiers from HoMedics. By securing products from HoMedics, Kronos believes it will provide the Company with a higher quality and more cost effective air purification product line.

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

         During Phase II, Kronos will attempt to develop, produce and install a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U.
         S. Navy unique environment. The "cell" will be designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships. During the first eighteen months of the contract, Kronos has designed a new generation power supply, improved the efficiency of the core technology to allow for increased air movement and filtration, and initiated selection with the U. S. Navy of the specifications for the commercial products to be built under the Phase II contract. As of June 30, 2004, the U. S. Navy had provided Kronos with $355,000 in funding for this effort under the Phase II contract. The Company believes the remaining $225,000 will be realized by November 2004.

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

         We believe that during the option portion of the contract, Kronos(TM) technology's ability to kill bacteria and other pathogens will be confirmed and expanded to a wide range of pathogens for space disinfection and bio-terrorist attacks. We believe the Kronos(TM) technology can kill all or most airborne pathogens regardless of their nature, genetic structure, robustness, or method of delivery. Kronos intends to deliver its advanced distributive air management system built under the U.S. Navy SBIR Phase II contract to Northrop Grumman for testing and evaluation.

         Kronos has begun the process for obtaining Phase III (production phase) support for the Kronos(TM)-based advanced distributive air management system being developed under Phase II. Kronos is working directly with Dawnbreaker, a U. S. Government entity established for the purpose of supporting companies seeking Phase III contracts, and Northrop Grumman.

     o U.S. Army SBIR Contracts. In August 2003, Kronos was awarded the option on its U. S. Army Small Business Innovation Research Phase I contract bringing the value of the Phase I contract award to $120,000. In October 2003, the U.S. Army awarded Kronos the Small Business Innovation Research Phase II contract. The first year of the contract is worth $369,000 with an Army option on the second year worth $360,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). Kronos initiated work under the Phase II contract in December 2003. As of June 30, 2004, the Company incurred $76,684 in costs that will be reimbursed by the US Army in a future period.

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

     o Business Jet Manufacturer. In January 2003, Kronos extended its work into the transportation industry by signing a Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos(TM) devices being designed and manufactured under this contract will need to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI). The Company is working on completing product design and development based on the customer's specific product application requirements and expects to deliver finished products by December 2004.

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

Patents and Intellectual Property

Four Patents Allowed for Issuance: Kronos has received notification that four of its patents have been allowed for issuance by the United States Patent and Trademark Office. These patents are considered utility patents which describe fundamental innovations in the generation, management and control of Electrostatic Fluids, including air movement, filtration and purification. Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products. The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.

In October 2004, Kronos received a Notice of Allowance from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator" - Power Supply Management and Control has been examined and allowed for issuance as a U. S. patent. Kronos expects that the U.
S. Patent will issue in due course. The patent provides protection for key aspects of Kronos' technology until late in 2021.

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

Additional Patent Applications: In addition to the "Electrostatic Fluid Accelerator," "Method of and Apparatus for Electrostatic Fluid Acceleration Control of a Fluid Flow," "Electrostatic Fluid Accelerator for and a Method of Controlling Fluid" and "Electrostatic Fluid Accelerator" - Power Supply Management and Control patents, a number of additional patent applications have been filed for, among other things, the control and management of electrostatic fluid acceleration. These additional patent applications are either being examined or are awaiting examination by the Patent Office. There are a number of corresponding patent applications, which have been filed and are pending outside of the United States.

MILESTONES

Our primary business objectives over the next 12 months are the launch of Kronos(TM)-based standalone consumer and commercial products and to establish strategic partners for developing and commercializing embedded product applications. The primary milestones necessary to achieve these objectives are as follows:

o mass production and marketing of the Kronos-based HoMedics standalone consumer product line;

o adaptation of the HoMedics standalone consumer product line for commercial applications including assisted living, nursing home and healthcare facilities;

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

We estimate that achievement of our business plan will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to the senior debt funding from the HoMedics Secured Promissory Notes; equity funding from the Cornell Capital Equity Investment Agreement, Equity Backed Promissory Note and Standby Equity Distribution Agreement; and/or the sale of additional equity in our Company, cash flow generated from government grants and contracts, which includes funding from the Small Business Innovation Research contracts sponsored by the U.S. Navy and Army awarded to Kronos Air Technologies, and cash flow generated from customer revenue. Pursuant to discussions with the companies that we will be licensing our technology, we anticipate generating cash flow in our 2005 fiscal year from advance funding from these companies for production development work. As set forth below, our agreement with HoMedics limits our ability to borrow money and as a result, required capital will be from the sale of equity, cash flow from operations and / or the sale or licensing of the Kronos(TM) technology to other parties.

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

The loans have the following features: (i) six percent (6%) interest per annum with no interest payments during the first twelve months; (ii) five (5) year term with no payments required until August 2004, which is accrued and unpaid as of October 8, 2004, and principal amortized over the remaining four years with payments due quarterly unless HoMedics provides notice to waive the payment obligation for any given quarter, which in such event shall add to the final payment due; (iii) affirmative and negative covenants, including restrictions on Kronos' ability (a) to declare or pay distributions, dividends or management fees to any of its shareholders, (b) to incur, create, assume or permit to exist any indebtedness or liability for borrowed money, or any other indebtedness or liability evidenced by notes, bonds, debentures, or similar obligations, or any other indebtedness whatsoever, with certain limited exceptions, (c) create, incur, assume or suffer to exist any mortgage, pledge, encumbrance security interest, lien or charge of any kind upon any of its property or assets, (d) to make loans, advances or extensions of credit to any person, with limited exceptions, (e) to guarantee or otherwise, directly or indirectly, in any way be or become responsible for obligations of any person, and (f) to purchase, redeem, retire or otherwise acquire any of the shares of its capital stock; (iv) a setoff arrangement with HoMedics' license whereby the outstanding principal and accrued interest on the note shall be offset by any royalty payments due to Kronos from HoMedics; and (v) a security interest in Kronos' assets, including its intellectual property. In exchange for providing $3.4 million in debt financing and $100,000, Kronos provided HoMedics with two warrants: (i) 6.7 million warrants (which equated to 10% of the then fully diluted shares) fully vested at the time of funding and (ii) 6.7 million warrants (which equated to 10% of the then fully diluted shares) which will vest only (1) if Kronos does not prepay the entire amount of principal and interest due under the Notes by November 8, 2005; (2) upon a default by Kronos, or (3) Kronos does not earn, at any time after the date of this agreement but prior to November 8, 2005, revenues in an aggregate amount equal to or greater than $3.5 million. The exercise price was set at the market price at the time of closing ($0.10). HoMedics has antidilution rights for any funds raised at less than $0.20 per share, excluding options or shares issued to management, directors, and consultants in the normal course of business. HoMedics antidilution rights do not apply for funds raised at greater than $0.20 per share.

CORNELL CAPITAL TRANSACTION

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. Kronos executed an Equity Investment Agreement to secure $500,000 through the sale of 5 million unregistered shares of Kronos common stock. Cornell Capital Partners committed to provide $4 million pursuant to two Equity Backed Promissory Notes, which will be funded as follows: $2 million upon filing a Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty four months. Kronos intends to use the proceeds under the the Standby Equity Distribution Agreement to repay the Equity Backed Promissory Notes. Kronos expects to receive $0.5 million in funding upon the amendment of the HoMedics debt financing, $2 million over the next 45 - 90 days and an additional $2 million over the next 90 - 120 days under these agreements.

EMPLOYEES

On June 30, 2004, Kronos and its subsidiaries had eleven full-time employees. Of the total number of full-time employees, one works in general management, seven in research and product development, two in marketing and sales and operations, one in finance, and none are employed in administrative and other support positions. None of the employees are represented by unions. There has been no disruption of operations due to a labor dispute. We consider our relations with our employees to be good.

FACTORS AFFECTING KRONOS' BUSINESS AND PROSPECTS

We are subject to various risks which may have a material adverse effect on our business, financial condition and results of operations, and may result in a decline in our stock price. Certain risks are discussed below:

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net operating loss of $2.5 million for the year ended June 30, 2004. We incurred a net loss from continuing operations of $2.8 million for the fiscal year ended June 30, 2003. As a result, at June 30, 2004 and 2003, we had an accumulated deficit of $20 million and $17.5 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of secured debt. We expect that our revenues and cash flows from operations may not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos(TM) technologies. No assurances can be given that we will be able to successfully commercialize our Kronos(TM) technologies or that we will ever be profitable.

We will require significant additional financing to sustain our operations and without it we will not be able to continue operations.

At June 30, 2004 and 2003, we had a working capital deficit of $1.2 million and $1.2 million, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2004, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the fiscal years ended June 30, 2004 and 2003, we had an operating cash flow deficit of $2.8 million and $2.0 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

If obtaining sufficient financing from the U. S. Navy, U. S. Army, HoMedics and /or Cornell Capital Partners were to be unavailable and if we are unable to commercialize and sell our products or technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the, U. S. Navy and U.S. Army SBIR contracts, HoMedics senior debt agreement and / or the Cornell Capital Equity Investment Agreement, Equity Backed Promissory Notes and Standby Equity Distribution Agreement, we may still need additional capital to fully implement our business, operating and development plans. At June 30, 2004 and 2003, we had a cash balance of $69,000 and $641,000, respectively. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.

Existing shareholders will experience significant dilution from our sale of shares under the Cornell Capital Equity Investment Agreement and Standby Equity Distribution Agreement and any other equity financing.

The sale of shares pursuant to our agreement with Cornell Capital Partners, the exercise of HoMedics stock warrants or any other future equity financing transaction will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the Equity Investment Agreement and Standby Equity Distribution Agreement with Cornell Capital. If our stock price is lower, then our existing stockholders would experience greater dilution. We cannot predict the actual number of shares of common stock that will be issued pursuant to the Standby Equity Distribution Agreement with Cornell Capital or any other future equity financing transaction, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we do not know the exact amount of funds we will need.

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

Our net intangible assets of approximately $2.3 million as of June 30, 2004 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos(TM) technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003. Intangible assets comprise 91% of our total assets as of June 30, 2004. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos(TM) technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos(TM) technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

ITEM 2. PROPERTIES

Our principal executive office is located at 464 Common Street, Suite 301, Belmont, Massachusetts. The offices of the Kronos Research Center are located at 8549/8551 154th Avenue NE, Redmond, Washington. Kronos is committed through June 30, 2005 to annual lease payments on operating leases for 4,000 square feet of office/research lab premises of $61,836 per year. We consider our existing facilities to be adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "KNOS." Our high and low bid prices by quarter during fiscal 2004 and 2003 are presented as follows:

                                                    FISCAL YEAR 2004
                                                    HIGH         LOW
First Quarter (July 2003 to September 2003)        $0.450      $0.220
Second Quarter (October 2003 to December 2003)     $0.370      $0.230
Third Quarter (January 2004 to March 2004)         $0.330      $0.180
Fourth Quarter (April 2004 to June 2004)           $0.255      $0.155

                                                    FISCAL YEAR 2003
                                                    HIGH         LOW
First Quarter (July 2002 to September 2002)        $0.200      $0.140
Second Quarter (October 2002 to December 2002)     $0.170      $0.110
Third Quarter (January 2003 to March 2003)         $0.129      $0.087
Fourth Quarter (April 2003 to June 2003)           $0.290      $0.085

On October 8, 2004, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.14 per share. On October 8, 2004, we had approximately 2,000 beneficial stockholders of our common stock and 61,323,845 shares of our common stock were issued and outstanding.

DIVIDENDS

We have not declared or paid dividends on our common stock during fiscal 2003 or 2004 and do not plan to declare or pay dividends on our common stock during fiscal 2005. Our dividend practices are determined by our Board of Directors and may be changed from time to time. We will base any issuance of dividends upon our earnings (if any), financial condition, capital requirements, acquisition strategies, and other factors considered important by our Board of Directors. Nevada law and our Articles of Incorporation do not require our Board of Directors to declare dividends on our common stock. We expect to retain any earnings generated by our operations for the development and expansion of our business and do not anticipate paying any dividends to our stockholders for the foreseeable future.

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

In February 2002, we granted options to acquire 4,580,000 shares of our common stock at an exercise price of $0.68 for 2,650,000 of these options and an exercise price of $0.25 on the remaining 1,930,000. Of the total amount, 2,850,000 options were granted to Daniel R. Dwight, Richard A. Papworth and Richard F. Tusing, all of whom are or were directors and officers of Kronos. The exercise price for 1,700,000 of these options is $0.68 and the exercise price for 1,150,000 of these options is $0.25.

On May 7, 2002, we completed a private placement of our common stock pursuant to which we sold 1,971,976 shares of our common stock at $0.17 per share to seven accredited investors for consideration of $335,100 cash and 1,429,695 shares of our common stock at $0.17 per share to six members or former members of our management team and / or directors, including Daniel R. Dwight, Richard A. Papworth, Richard F. Tusing, Erik W. Black, and James P. McDermott, for consideration of $39,987 cash and commitments to convert $203,061 of debt.

On June 12, 2002, we issued 500,000 shares of our common stock, valued at $0.21 per share (the fair-market value of our shares as of such date) at an aggregate value of $105,000 to two persons pursuant to a Settlement agreement, dated June 7, 2002, with Aperion Audio.

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

On March 3, 2003, we granted options to acquire 2,165,000 shares of our common stock at an exercise price of $0.185. Of the 2,165,000 options, 1,560,000 options were granted to Daniel R. Dwight, Richard A. Papworth and Richard F. Tusing, all of whom are or were directors and officers of Kronos.

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

On October 31, 2003, we authorized the issuance of 360,000 shares of our common stock pursuant to a consulting agreement, valued at $0.22 per share (the fair-market value of our shares as of such date), at an aggregate value of $79,200, to Fusion Capital, LLC, in exchange for consulting services.

In February 2004, we authorized the issuance of 438,493 shares of our common stock, valued at $0.16 per share, at an aggregate value of $69,230, to Daniel Dwight, Richard Papworth and Richard Tusing in exchange for Board of Director services.

In March 2004, we granted options to acquire 2,126,522 options of our common stock at an exercise price of $0.18 to Alexander Chriss, Daniel Dwight, Igor Krichtafovitch, and Richard Tusing in exchange for the conversion of $1,063,261 in past due accounts payable into Promissory Notes due on December 31, 2006.

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

GENERAL

Kronos Advanced Technologies, Inc. is a high technology industrial company focused on developing, marketing and selling products based on the Company's proprietary air movement and purification technology. Kronos is attempting to actively commercialize its technology in a number of markets. Among the achievements of the Company over the past twelve months included the following:

|X|      Technology and Intellectual Property:
         - secured three additional U.S. patents for our proprietary technology and made additional U.S. and international patent filings;
         -  expanded our technical, research and product development team.
|X|      Business Development, Marketing and Sales:
         - earned over $0.5 million in revenue from military, consumer and commercial customer contracts;
         - obtained Small Business Innovative Research Phase I Option and Phase II contracts with the U.S. Army for applying the Kronos technology for dehumidification.
|X|      Operations:
         - engaged Flextronics to design Kronos electronics for mass production;
         - completed development and testing of a viable consumer standalone air purification product.
|X|      Financial and Other:
         - reduced our operating expenses by 28%, our third straight year of operating cost reductions;
         - recruited two new independent Board of Directors making our independent Directors the majority of our Board.

Recent Developments

HoMedics Contract. In August 2004, the Company and HoMedics, Inc. began preparing the Kronos-based consumer standalone product line for mass production. Preparing to meet the goal of mass production entails the use of Kronos' technical resources and HoMedics' product development and international production expertise. Select third party vendors, including experts in electronics, software and gas sensors, are integral resources in this process. While HoMedics is managing production of the finished product, Kronos is managing the production of our proprietary power supply and related circuitry. Kronos' focus is twofold: First, Kronos is working with Flextronics International USA, Inc. to preparing for mass production the technical hardware and related power supplies for each of the products in the air purification product line. Second, Kronos is finalizing and testing with HoMedics component and materials selection for the finished products. This process combines HoMedics vendor selection process and international production expertise with Kronos' technical expertise. We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that is an efficient, high quality product which is cost effective and easy to operate.

U.S. SBIR Contracts. In November 2002, Kronos executed an agreement with the U.S. Navy to develop a new ventilation system for naval ships. Working under a Small Business Innovation Research contract, the Company is in Phase II (commercialization phase) of this contract, which provides Kronos with $580,000 of developmental funding, plus a U.S. Navy option for $150,000 in additional funding. The Phase II contract is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos(TM) devices being developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. During the eighteen months of the contract, Kronos has designed a new generation power supply, improved the efficiency of the core technology to allow for increased air movement and filtration, and initiated selection with the U. S. Navy and Northrop Grumman of the specifications for the commercial products to be built under the Phase II contract. As of June 30, 2004, U. S. Navy had provided Kronos with $355,000 in funding under the Phase II contract. The Company believes the balance of the initial contract, $225,000, will be realized by November 2004.

U.S. Army SBIR Contracts. In October 2003, Kronos executed an agreement with the
U. S. Army for a Small Business Innovation Research Phase II contract worth initially $369,000 for the first year with an Army option on the second year worth $360,000. The Phase II contract is an extension of the Phase I work that began in 2002. Phase I of the contract provides $120,000 to investigate and analyze the feasibility of the Kronos(TM) technology to reduce humidity in heating, ventilation and air conditioning (HVAC) systems. Dehumidification is essential to making HVAC systems more energy efficient. The Phase II funding will be used to manufacture devices that will attempt to further demonstrate the versatility of the Kronos(TM) technology to meet airflow, system pressure and reduced humidity requirements for HVAC systems. As of June 30, 2004, the Company incurred $76,684 in costs that will be reimbursed by the US Army in a future period.

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

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. Kronos executed an Equity Investment Agreement to secure $500,000 through the sale of 5 million unregistered shares of Kronos common stock. Cornell Capital Partners committed to provide $4 million pursuant to two Equity Backed Promissory Notes, which will be funded as follows: $2 million upon filing a Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty four months. Kronos intends to use the proceeds under the Standby Equity Distribution Agreement to repay the Equity Backed Promissory Notes. Kronos expects to receive $0.5 million in funding upon the amendment of the HoMedics debt financing, $2 million over the next 45-90 days and an additional $2 million over the next 90-120 days under these agreements.

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

RESULTS OF OPERATIONS

Consolidated Statement of Operations For the Year Ended June 30, 2004.

Our net losses for each of the current years ended June 30, 2004 and June 30, 2003 were $2.5 million and $2.8 million, respectively. The decrease in the net loss for the year ended June 30, 2004, as compared to the prior year, was principally the result of a $0.8 million or 28% reduction in operating costs to $2.1 million, partially offset by a $0.4 million or 233% increase in interest expense to $0.6 million.

Revenue. Revenues are generated through sales of services for design and development of Kronos(TM) devices at Kronos Air Technologies, Inc. Revenues for the year ended June 30, 2004 were $533,000 compared with $559,000 in the prior year. Current year revenues were primarily from our HoMedics development agreement, U.S. Navy Small Business Innovative Research Phase II contract, U.S. Army Small Business Innovative Research Phase I and Phase II contracts and our contract with a business jet manufacturer.

Cost of Sales. Cost of sales for the year ended June 30, 2004 was $379,000 compared with $314,000 for the prior year. Cost of sales is primarily research and development costs and material and labor associated with our HoMedics development agreement, U.S. Navy Small Business Innovative Research Phase II contract, U.S. Army Small Business Innovative Research Phase I and Phase II contracts and contract with a business jet manufacturer.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the year ended June 30, 2004 decreased $0.8 million from the prior year to $2.1 million. The decrease was principally the result of a $801,000 reduction in professional services, and a $191,000 reduction in compensation and benefits expenses off set by a $156,000 increase in other selling, general and administrative expense. The reduction in professional services was primarily the result of (i) a reduction in legal costs as a result of the completion of the restructuring of the Company in 2003; (ii) a reduction in accounting and auditing expenses as a result of the change in public accountants in August 2003; and a reduction in consulting expenses as a result of Richard F. Tusing, our Chief Operating Officer, as a result of terminating his consulting agreements and entering into a new employment agreement with Kronos in January 2003 and (iii) the completion of a twelve month consulting agreement with the Eagle Rock Group, LLC in March 2003. The increase in other selling, general and administrative expense was primarily the result of an increase in Directors and Officers, general liability and product liability insurance.

Consolidated Balance Sheet as of June 30, 2004

Our total assets at June 30, 2004 were $2.5 million compared with $3.2 million at June 30, 2003. Total assets at June 30, 2004 and June 30, 2003 were comprised primarily of $2.3 million and $2.5 million, respectively, of patents/intellectual property. Total current assets at June 30, 2004 and 2002 were $238,000 and $724,000, respectively, while total current liabilities for those same periods were $1.4 million and $1.9 million, respectively, creating a working capital deficit of $1.2 million at each respective period end. This working capital deficit is primarily due to the current portion of notes payable due to HoMedics.

Shareholders' deficit as of June 30, 2004 and 2003 was ($1.4 million). The $2.5 million loss from continuing operations for the twelve months ended June 30, 2004 was offset by the sale and issuance, net of offering costs, of $1.5 million of common stock and by the transfer $0.8 million of warrants from liabilities to shareholders' deficit.

Consolidated Statement of Operations For the Year Ended June 30, 2003.

Our net losses for each of the fiscal years ended June 30, 2003 and June 30, 2002 were $2.8 million. Our net loss from continuing operations for the fiscal year ended June 30, 2003 was $2.8 million compared with a net loss of $3.5 million for the prior year. The decrease in the net loss from continuing operations for the year ended June 30, 2003, as compared to the prior year, was principally the result of a 503% increase in revenue to $559,000 and a 14% reduction in operating costs to $2.9 million.

Revenue. Revenues are generated through sales of services for design and development of Kronos(TM) devices at Kronos Air Technologies, Inc. Revenues for the year ended June 30, 2003 were $559,000 compared with $93,000 in the prior year. June 30, 2003 revenues were primarily from our HoMedics development agreement, U.S. Navy Small Business Innovative Research Phase II contract, U.S. Army Small Business Innovative Research Phase I contract and our contract with a business jet manufacturer.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt to finance our operations.

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. Kronos executed an Equity Investment Agreement to secure $500,000 through the sale of 5 million unregistered shares of Kronos common stock. Cornell Capital Partners committed to provide $4 million pursuant to two Equity Backed Promissory Notes, which will be funded as follows: $2 million upon filing a Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty four months. Kronos intends to use the proceeds under the Standby Equity Distribution Agreement to repay the Equity Backed Promissory Notes. Kronos expects to receive $0.5 million in funding upon the amendment of the HoMedics debt financing, $2 million over the next 45 - 90 days and an additional $2 million over the next 90 - 120 days under these agreements.

In May 2003, we closed on a $3.5 million secured financing from a strategic customer, HoMedics, Inc. $2.5 million was advanced to Kronos upon execution of the agreement and $1.0 million will be advanced upon the start of production for the Kronos-based air purification product line to be marketed and distributed by HoMedics.

In May 2002, we completed a successful private placement of our common stock through which we sold 1,971,176 shares of our common stock at $0.17 per share to seven accredited investors for consideration of $335,100 cash and 1,429,695 shares of our common stock at $0.17 per share to six members of our management team and / or directors for consideration of $39,987 cash and conversion of $203,061 of debt into equity.

Kronos SBIR contracts with the U. S. Military, including the U. S. Army Phase I Option and Phase II and the U. S. Navy Phase II contracts, are potentially worth up to $1.5 million in product development and testing support for Kronos Air Technologies. In November 2002, Kronos Air Technologies was awarded by the U. S. Navy for a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $150,000. As of June 30, 2004, Kronos has received $355,000 in funding under the U. S. Navy SBIR Phase II contract. In October 2003, Kronos Air Technologies obtained award notice from the U. S. Army for a SBIR II contract. The first year of the contract is worth $369,000 with an Army option on the second year worth $360,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). As of June 30, 2004, the Company incurred $76,684 in costs that will be reimbursed by the US Army in a future period.

Net cash flow used in operating activities was $2.8 million for the year ended June 30, 2004. We were able to satisfy most of our cash requirements for this period from the proceeds of secured debt facility and the issuance and sale of our common stock.

In June 2001, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to this agreement, we have sold approximately 6 million shares of our common stock and have received $1.3 million. In August 2002, we terminated our common stock purchase agreement dated June 19, 2001 and entered into a new common stock purchase agreement with Fusion Capital. Pursuant to this second common stock purchase agreement, we have sold approximately 12.1 million shares of our common stock and have received $1.9 million.

We estimate that achievement of our business plan will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to senior debt funding from the HoMedics Secured Promissory Notes; equity funding from the Cornell Capital Equity Investment Agreement, Equity Backed Promissory Note and Standby Equity Distribution Agreement;and/or the sale of additional equity in our Company, cash flow generated from government grants and contracts, which includes funding from the Small Business Innovation Research contracts sponsored by the United States Navy and Army awarded to Kronos Air Technologies, and cash flow generated from customer revenue. Pursuant to discussions with the companies that we will be licensing our technology, we anticipate generating cash flow in our 2005 fiscal year from advance funding from these companies for production development work. There are no assurances that these sources of funding will be adequate to meet our cash flow needs.

GOING CONCERN OPINION

Our Report of Independent Registered Public Accounting Firm includes an explanatory paragraph to their audit opinions issued in connection with our 2004 and 2003 financial statements that states that we do not have significant cash or other material assets to cover our operating costs. Our ability to obtain additional funding will largely determine our ability to continue in business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

               KRONOS ADVANCED TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 2004



Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheets as of June 30, 2004 and June 30, 2003       F-3

Consolidated Statements of Operations for the years ended June 30,
    2004 and 2003                                                       F-4

Consolidated Statements of Cash Flows for the years ended June 30,
    2004 and 2003                                                       F-5

Consolidated Statement of Changes of Shareholders' Deficit for years
    ended June 30, 2004 and 2003                                        F-6

Notes to Consolidated Financial Statements                          F-7 to F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Kronos Advanced Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Kronos Advanced Technologies, Inc. and Subsidiary as of June 30, 2004 and 2003 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kronos Advanced Technologies, Inc. and Subsidiary as of June 30, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

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


                                               /s/ Sherb & Co., LLP
                                               ---------------------------------
                                                   Sherb & Co., LLP
                                                   Certified Public Accountants

New York, New York
September 27, 2004

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                         June 30,                     June 30,
                                                          2004                          2003
                                                  --------------------         --------------------
Assets

Current Assets
    Cash                                          $            69,063          $           641,178
    Accounts receivable, net                                   97,544                       48,766
    Other Current Assets                                       71,050                       34,135
                                                  --------------------         --------------------
               Total Current Assets                           237,657                      724,079
                                                  --------------------         --------------------

Property and Equipment                                         46,011                       74,673
    Less: Accumulated Depreciation                            (39,719)                     (46,631)
                                                  --------------------         --------------------
               Net Property and Equipment                       6,292                       28,042
                                                  --------------------         --------------------
Other Assets
    Intangibles                                             2,253,029                    2,487,473
                                                  --------------------         --------------------
               Total Other Assets                           2,253,029                    2,487,473
                                                  --------------------         --------------------

Total Assets                                      $         2,496,978          $         3,239,594
                                                  ====================         ====================

Liabilities and Shareholders' Deficit

Current Liabilities

    Accrued expenses and payables to
     directors and officers                       $            36,258          $         1,172,015
    Accounts payable                                          272,544                      218,338
    Accrued expenses                                          312,346                      174,677
    Deferred revenue                                            3,218                      133,751
    Notes payable, current portion                            798,926                      185,670
                                                  --------------------         --------------------
               Total Current Liabilities                    1,423,292                    1,884,451
                                                  --------------------         --------------------
Long Term Liabilities
    Notes payable
               Notes payable to directors &
               officers                                     1,063,266                          -
               Other notes payable                          1,983,038                    2,676,479
               Discount on notes payable                     (589,261)                    (893,046)
                                                  --------------------         --------------------
               Total Long Term Liabilities                  2,457,044                    1,783,433
                                                  --------------------         --------------------
               Total Liabilities                            3,880,336                    3,667,884
                                                  --------------------         --------------------

Redeemable Warrants                                               -                        805,300
                                                  --------------------         --------------------

Shareholders' Deficit
    Common stock, authorized 500,000,000
     shares of $.001 par value
     Issued and outstanding - 61,323,845
     and 53,836,907, respectively                              61,323                       53,837
    Capital in excess of par value                         18,578,018                   16,240,378
    Accumulated deficit                                   (20,022,700)                 (17,527,805)
                                                  --------------------         --------------------
               Total Shareholders' Deficit                 (1,383,359)                  (1,233,590)
                                                  --------------------         --------------------

Total Liabilities and Shareholders' Deficit       $         2,496,978          $         3,239,594
                                                  ====================         ====================

The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                           For the year ended June 30,
                                                         ---------------------------------
                                                               2004             2003
                                                         ---------------- ----------------
 Sales                                                   $      533,220   $       558,590
 Cost of sales                                                  379,331           314,496
                                                         ---------------- ----------------
 Gross Profit                                                   153,889           244,094
                                                         ---------------- ----------------

 Selling, General and Administrative expenses

     Compensation and benefits                                  840,205         1,031,375
     Research and development                                    60,517           116,251
     Professional services                                      355,454         1,156,903
     Depreciation and amortization                              360,955           284,647
     Facilities                                                  88,914            96,579
     Other selling general and administrative expenses          382,907           226,716
                                                         ---------------- ----------------
 Total Selling, General and Administrative expenses           2,088,952         2,912,471
                                                         ---------------- ----------------

 Net Operating Loss                                          (1,935,065)       (2,668,377)
 Other Income                                                    56,000            83,380
 Interest Expense                                              (615,831)         (184,845)
                                                         ---------------- ----------------

Net Loss                                                 $   (2,494,896)  $    (2,769,842)
                                                         ================ ================

 Basic Loss Per Share:
        Net Loss                                         $        (0.04)  $         (0.06)
                                                         ================ ================

 Diluted Loss Per Share:
        Net Loss                                         $        (0.04)  $         (0.06)
                                                         ================ ================

Weighted Average Shares Outstanding                          57,760,785        48,258,340
                                                         ================ ================


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT





                                                          Common Stock       Capital in                     Deferred      Total
                                                     ---------------------  Excess of Par   Accumulated     equity     Shareholders'
                                                       Shares      Amount       Value        Deficit     compensation     Deficit
                                                     ----------- ---------- ------------- -------------- ------------ -------------

BALANCE at June 30, 2002                             43,937,907    43,938     14,371,113   (14,757,963)    (41,668)      (384,580)


       Shares issued for cash                          6,593,084     6,593        724,875          -           -           731,468
       Shares issued for debt reduction                  306,000       306         33,854          -           -            34,160
       Amortization of deferred equity compensation                                                -         41,668         41,668
       Shares issued for acquisition of intellectual
        property rights                                2,790,000     2,790        270,630          -           -           273,420
       Warrants issued to HoMedics                          -         -           993,046          -           -           993,046
       Costs associated with equity  financing              -         -          (216,055)         -           -          (216,055)
       Shares issued for consulting services             209,533       210         34,489          -           -            34,699
       Options issued for consulting services               -         -            28,426          -           -            28,426
       Net loss for the year ended June 30, 2003            -         -              -       (2,769,842)       -        (2,769,842)
                                                     ----------- ---------- ------------- -------------- ------------ -------------
BALANCE at June 30, 2003                             53,836,524  $ 53,837   $  16,240,378 $ (17,527,805) $       -    $ (1,233,590)
                                                     ----------- ---------- ------------- -------------- ------------ -------------

       Stock options issued for Board Service               -         -            19,179          -           -            19,179
       Shares issued for Board services                  438,493       438         68,792          -           -            69,230
       Shares issued for cash                          6,705,576     6,705      1,365,513          -           -         1,372,218
       Reclassification of redeemable warrants              -         -           805,300          -           -           805,300
       Shares issued for consulting services             360,000       360         78,840          -           -            79,200
       Adjustment to stock                               (16,748)      (17)            17          -           -                -
       Net loss for the year ended June 30, 2004            -         -              -       (2,494,896)       -        (2,494,896)
                                                     ----------- ---------- ------------- -------------- ------------ -------------
BALANCE at June 30, 2004                             61,323,845  $ 61,323   $  18,578,019 $ (20,022,701)$       -     $ (1,383,359)
                                                     ----------- ---------- ------------- -------------- ------------ -------------



The accompanying notes are an integral part of this financial statement

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                         For the year ended June 30,
                                                                  ------------------------------------------
                                                                         2004                   2003
                                                                  --------------------    ------------------
  CASH FLOWS FROM OPERATING ACTIVITIES

          Net loss                                                $        (2,494,896)    $      (2,769,842)
          Adjustments to reconcile net loss to net cash
            used in by operations
                 Depreciation and amortization                                360,955               284,647
                 Accretion of note discount                                   303,786                   -
                 Common stock issued for compensation/services                167,609               119,925
          Change In:
                 Accounts receivable                                          (48,778)              (48,066)
                 Prepaid expenses and other assets                            (36,916)               66,894
                 Deferred revenue                                            (130,533)              133,751
                 Accounts payable                                            (596,666)             (211,589)
                 Accrued expenses and other liabilities                      (347,215)              411,059
                                                                  --------------------    ------------------
     Net cash used in Operating Activities                                 (2,822,654)           (2,013,221)
                                                                  --------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES

                 Purchases of property and equipment                              -                 (11,950)
                 Investment in patent protection                             (104,760)               (1,500)
                                                                  --------------------    ------------------
     Net cash used in Investing Activities                                   (104,760)              (13,450)
                                                                  --------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
                 Issuance of common stock                                   1,372,218               723,000
                 Proceeds from short-term borrowings                          200,000               283,889
                 Repayments of short-term borrowings                         (355,396)             (760,550)
                 Proceeds from long-term borrowings                         1,138,478             2,400,000
                                                                  --------------------    ------------------
     Net cash provided by Financing Activities                              2,355,300             2,646,339
                                                                  --------------------    ------------------
NET (DECREASE) INCREASE IN CASH                                              (572,114)              619,668
CASH
     Beginning of year                                                        641,178                21,510
                                                                  --------------------    ------------------
     End of year                                                  $            69,064     $         641,178
                                                                  ====================    ==================

Supplemental schedule of non-cash investing and financing
activities:
     Interest paid in cash                                        $            15,667     $           -
Non-cash investing and financing activities:
     Debt satisfied with stock                                    $              -        $        206,000
     Accounts payable/accrued expenses converted to notes payable $         1,139,903     $           -
     Acquisition of intellectual property with stock              $              -        $        273,420
     Issuance of warrants for secured financing                   $              -        $        100,000




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

Reclassifications. Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 presentation. None of these reclassifications affected previously reported financial position, results of operations or cash flows of the Company.

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and of each of its subsidiaries for the periods in which the subsidiaries were owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At June 30, 2004, we had only one subsidiary, Kronos Air Technologies, Inc.

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

Accounts Receivable. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at June 30, 2004 and June 30, 2003. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.

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

Stock, Options and Warrants Issued for Services. Issuances of shares of the Company's stock to employees or third-parties for compensation or services is valued using the closing market price on the date of grant for employees and the date services are completed for non-employees. Issuances of options and warrants of the Companies stock are valued using the Black-Scholes option model.

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

       The Company is required under SFAS 123 to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period. The pro forma information is as follows:

                                                     June 30,
                           -----------------------------------------------------
                                        2004                           2003
                           --------------------------   ------------------------
                            Reported        Pro Forma     Reported     Pro Forma
Net Loss                   $  (2,495)       $ (2,815)   $  (2,737)     $ (2,978)
Earnings (loss) per Share:
--------------------------
         Basic                 (0.04)          (0.04)       (0.06)        (0.06)
         Diluted               (0.04)          (0.04)       (0.06)        (0.06)

       The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants as of June 30, 2004:

                                     2004                          2003

Risk free interest rate              4.0%                          4.0%
Expected dividend yield                0%                            0%
Expected lives                    3 to 10 years                 3 to 10 years
Expected volatility                   174%                          140%

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

       In December 2003, the FASB revised FASB Statement No. 132, Accounting for Employers' Disclosures about Pensions and Other Post Retirement Benefits. Statement No. 132(R) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company does not believe the adoption of SFAS No. 132(R) will have a material impact on the Company's financial position, results of operations or cash flows.

       In December 2003, the FASB revised FASB Interpretation No. 46, Accounting for Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. 2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
a. The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; b. The obligation to absorb the expected losses of the entity; c. The right to receive the expected residual returns of the entity. 3) The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company does not believe the adoption of FIN 46(R) will have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - REALIZATION OF ASSETS

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the current year ended June 30, 2004. In addition, the Company has used, rather than provided cash in its operations. The Company is currently using its resources to raise capital necessary to commercialize its technology and develop viable commercial products, and to provide for its working capital needs.

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

       Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

     HoMedics Licensing Agreement. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a multiyear, multi-million-dollar Licensing Agreement to bring Kronos(TM) proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on the patented Kronos(TM) technology. In August 2004, the Company and HoMedics, Inc. began preparing the Kronos-based consumer standalone product line for mass production. Preparing to meet the goal of mass production entails the use of Kronos' technical resources and HoMedics' product development and international production expertise. Select third party vendors, including experts in electronics, software and gas sensors, are integral resources in this process. While HoMedics is managing production of the finished product, Kronos is managing the production of our proprietary power supply and related circuitry. Kronos' focus is twofold: First, Kronos is working with Flextronics International USA, Inc. to preparing for mass production the technical hardware and related power supplies for each of the products in the air purification product line. Second, Kronos is finalizing and testing with HoMedics component and materials selection for the finished products. This process combines HoMedics vendor selection process and international production expertise with Kronos' technical expertise. We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that is an efficient, high quality product which is cost effective and easy to operate.

     The initial term of the agreement is three and one half years from the initial sale of consumer air purification products by HoMedics, which shall be no later than December 31, 2006, with the option to extend the agreement for six additional years. Kronos will be compensated through an initial royalty payment and ongoing quarterly royalty payments based on a percentage of sales. HoMedics will pay minimum royalty payments of at least $2.0 million during the initial term and on-going royalty payments to extend the agreement. Kronos will retain full rights to all of its intellectual property.

     US Navy SBIR. In November 2002, Kronos was awarded by the U. S. Navy a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $145,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos(TM) devices being developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. During Phase II, Kronos shall develop, produce and install a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U.S. Navy unique environment. The "cell" will be designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. As of June 30, 2004, U.
     S. Navy had provided Kronos with $355,000 in funding for this effort under the Phase II contract.

     US Army SRIR Option In August 2003, Kronos was awarded the option on its U.
     S. Army Small Business Innovation Research Phase I contract bringing the value of the Phase I contract award to $120,000. On October 21, 2003, the U.S. Army awarded Kronos the Small Business Innovation Research Phase II contract. The first year of the contract is worth $369,000 with an Army option on the second year worth $360,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). Kronos initiated work under the Phase II contract in December 2003. The

     U.S. Army will provide Kronos with funding under the terms of this contract and the full value of this contract will be realized by the Company by October 21, 2004. As of June 30, 2004 the Company incurred $76,684 in costs that will be reimbursed by the US Army in a future period.

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

     Fusion Capital. During our year ended June 30, 2004, we sold 6,505,576 shares of our common stock to Fusion Capital for $1,353,718 under the terms of our Common Stock Purchase Agreements dated August 12, 2002.

NOTE 4 - PREPAID AND OTHER CURRENT ASSETS

       Prepaid and other current assets at June 30, consist of the following:
                                               2004                   2003
                                         ---------------       ---------------
        Lease deposits                   $       10,365        $        6,056
        Prepaid Professional Fees                12,587                     -
        Prepaid insurance                         4,104                27,079
        Prepaid professional fees                     -                 1,000
        Work in Progress                         43,994                     -
                                         ---------------       ---------------
        Prepaid and other current assets $       71,050        $       34,135
                                         ===============       ===============

NOTE 5 - PROPERTY AND EQUIPMENT

       Property and equipment at June 30, consists of the following:
                                               2004                  2003
                                         ---------------       ---------------
         Leasehold improvements          $            -        $        5,139
         Office furniture and fixtures           37,756                54,061
         Machinery and equipment                  8,255                15,473
                                         ---------------       ---------------
                                                 46,011                74,673
         Less accumulated depreciation          (39,719)              (46,631)
                                         ---------------       ---------------

         Net property and equipment      $        6,292        $       28,042
                                         ===============       ===============

       Depreciation expense for the years ended June 30, 2004 and 2003 were $13,283 and $13,283, respectively.

NOTE 6 - INTANGIBLES

       Intangible assets at June 30, consists of the following:
                                              2004                   2003
                                         ---------------       ---------------
            Marketing intangibles        $      587,711        $       587,711
            Purchased patent technology       2,669,355              2,669,355
            Developed patent technology         239,715                133,454
                                         ---------------       ---------------
                                               3,496,781             2,847,100
            Less accumulated amortization     (1,243,752)             (904,547)
                                         ---------------       ---------------
            Net intangible assets         $    2,253,029       $     2,487,473
                                         ===============       ===============

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

       Intangible assets are being amortized on a straight line basis over 10 years. Amortization expense for the years ended June 30, 2004 and 2003 was $271,364 and $271,364, respectively.

NOTE 7 - ACCRUED EXPENSES

       Accrued expenses at June 30, consist of the following:
                                              2004                   2003
                                         ---------------       ---------------
  Accrued compensation                   $       55,913        $      539,656
  Accrued interest                              166,276                24,467
  Accrued professional services                  90,157               131,696
                                         ---------------       ---------------
                                         $      312,346        $      695,819
                                         ===============       ===============

         Interest on unpaid salaries is accruing at the rate of 12% per annum.

NOTE 8 - NOTES PAYABLE

       The Company had the following obligations as of June 30, 2004 and 2003,

                                              2004                   2003
                                         ---------------       ---------------
  Obligation to HoMedics (1)             $    2,400,000        $    2,400,000
  Discount on obligation to HoMedics           (589,261)             (893,046)
  Obligation to current Employees (2)         1,139,903                     -
  Obligation to Fusion Capital (3)              200,000                     -
  Obligation to former Director (4)                   -                84,725
  Obligation for finance leases (5)              50,327                72,424

  Obligations to others (6)                      55,000               305,000
                                         ---------------       ---------------
                                              3,255,971             1,969,103
 Less:
  Current portion                               798,926               185,670
                                         ---------------       ---------------

  Total long term obligations net of
      current portion                    $    2,457,044        $    1,783,433
                                         ===============       ===============

(1) This note has a 5 year term and bears interest at 6% with no payments required until August 2004. The August payment is accrued and unpaid as of October 8, 2004. This note was issued along with warrants for the purchase of 13.4 million shares of the Company's common stock. As a result, the note was recorded with a discount of $893,000 that is being amortized against earnings using the interest rate method of amortization.

(2) These notes bear interest at the rates between 0% and 12%. They represent obligation to current employees of the Company. At July 1, 2004, the interest rate on one note for $76,637 increased from 0% to 17%.

(3) This is a non-interest bearing demand obligation and is only outstanding until Fusion Capital purchases enough stock from the Company to eliminate the advance position.

(4) This note is to a former director of the Company and bears interest at 12%. The note calls for quarterly payments of principal and interest of $10,000 until the note is paid in full. As of June 30, 2004 this note has been paid in full.

(5)      See Note 9 below.

(6) There was one obligation to others. This obligation was originally incurred for the acquisition of license rights of the Kronos(TM) technology (see note 7) with a value of $270,000. This note is non-interest bearing with quarterly payments of $30,000 until paid in full. On July 3, 2004 the Company made the required payment for this note and on October 5, 2004 the Company paid the note in full.

NOTE 9 - LEASES

       The Company has entered into a non-cancelable operating lease for facilities. Rental expense was approximately $66,500 and $66,500 for years ended June 30, 2004 and 2003, respectively. Future minimum lease payments under this operating lease are $61,800 for the year ending June 30, 2005 and $0 thereafter.

       The Company has entered into capital leases for equipment. The leases are for 36 months and contain bargain purchase provisions so that the Company can purchase the equipment at the end of each lease. The following sets forth the minimum future lease payments and present values of the net minimum lease payments under these capital leases:

         Year ended June 30,
         2005                            $    36,337
         2006                                 25,903
                                         ------------

         Total minimum lease payments         62,240
         Less:  Imputed interest             (11,912)
                                         ------------

         Present value of net minimum
         lease payments                  $    50,328
                                         ------------

         In the year ended June 30, 2004, the Company paid $22,095 in principal and $16,449 in interest on capital leases. Of the equipment that was purchased using capital leases, $10,650 was capitalized and the remaining $65,782 was expensed through research and development and cost of sales.

NOTE 10 - EARNINGS (LOSS) PER SHARE

         As of June 30, 2004, there were outstanding options to purchase 12,813,812 shares of Kronos common stock and outstanding warrants to purchase 15,792,342 shares of Kronos common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of June 30, 2003 there were outstanding options to purchase 10,101,675 shares of Kronos common stock and outstanding warrants to purchase 15,792,342 shares of Kronos common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 11 - INCOME TAXES

       The composition of deferred tax assets and the related tax effects at June 30, 2004 and 2003 are as follows:
                                              2004                   2003
                                         ---------------       ---------------
Benefit from carryforward of capital
and net operating losses                 $    4,841,083        $    4,034,973

Other temporary differences                     156,740              188,206
Less:
  Valuation allowance                        (4,997,823)          (4,223,178)
                                         ---------------       ---------------
  Net deferred tax asset                 $            -        $           -
                                         ===============       ===============

       The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                                                        June 30,
                                    --------------------------------------------------------------------------------
                                                     2004                                    2003
                                    --------------------------------------------------------------------------------
                                           Amount        % of pre-tax Loss         Amount        % of pre-tax Loss
                                    --------------------------------------------------------------------------------
Benefit for income tax at:
 Federal statutory rate             $       785,606             34.0%       $       941,746            34.0%
State statutory rate                         46,055              2.0%                55,208              2.0%
Non-deductible expenses                     271,209             11.7%               319,977             11.7%
Acquired NOL and other                            -              0.0%                     0              0.0%
Increase in valuation allowance          (1,102,870)          (47.7)%            (1,316,931)          (47.7)%
                                    --------------------------------------------------------------------------------
                                    $             -              0.0%        $            -             0.0%
                                    ================================================================================

       The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

       At June 30, 2004, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $10.9 million of unused Federal net operating losses, $2.3 million capital losses and $9.4 million State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2023 and could be subject to limitations if significant ownership changes occur in the Company.


NOTE 12 - CONSULTING AGREEMENTS

       On October 1, 2001, the Company entered into a 15 month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 1, 2001 as the share grant is non-forfeitable and fully vested on that date. The stock was valued on that date at $0.28 a share (the closing price for the Company's common stock on the measurement date). The stock issuance, valued at $100,800 was recorded as a prepaid consulting fee and was amortized to Professional Fee Expense ratably over the 15 month term of the contract. Under this contract, expenses of $40,320 were recorded for the year ended June 30, 2003.

       On October 31, 2003, the Company entered into a 10 month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin for consulting services with respect to operations, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 31, 2003 as the share grant is non-forfeitable and fully vested on that date. The stock was valued on that date at $0.22 a share (the closing price for the Company's common stock on the measurement date). The stock issuance, valued at $79,200 was recorded as a prepaid consulting fee and was amortized to Professional Fee Expense ratably over the 10 month term of the contract. Under this contract, expenses of $63,360 were recorded for the year ended June 30, 2004.

       Effective March 11, 2002, the Company entered into a new agreement with the Eagle Rock Group for a nearly one year period ending March 1, 2003. Pursuant to the agreement, the Company issued a note for the outstanding balance of $120,000 due to The Eagle Rock Group, which has been paid in full. The Company granted Eagle Rock a ten-year warrant granting them the right to purchase 900,000 shares of our common stock. Two hundred and fifty thousand (250,000) warrant shares at an exercise price of $0.42 and two hundred and fifty thousand (250,000) warrant shares at an exercise price of $0. 205 (the closing price of the Company's common stock on March 1, 2002) were earned over a 12-month period and four hundred thousand (400,000) warrant shares at an exercise price of $0.145 were earned upon securing of our Licensing Agreement with HoMedics. These warrants are irrevocable and are fully vested. For the 400,000 warrants earned upon securing the HoMedics License Agreement, the measurement date is October 22, 2003 as the warrants became fully vested and non-forfeitable on the date. The value assigned to these 400,000 warrants is $56,800 and was determined using the Black-Scholes option valuation model. The $56,800 was expensed in the period of the measurement date. For the other 500,000 warrants, the measurement date is March 1, 2002 as the warrants are fully vested and non-forfeitable on that date. The value assigned to these warrants is $62,500 and was determined using the Black-Scholes option valuation model. The 500,000 warrants are for general consulting services for a 12 month period. The $62,500 was expensed ratably over the term of the consulting contract. Under this contract, expenses of $98,467 were recorded for the year ended June 30, 2003.

NOTE 13 - STOCK OPTIONS AND WARRANTS

       On February 12, 2002, the Board of Directors approved the TSET, Inc. Stock Option Plan under which Kronos' key employees, consultants, independent contractors, officers and directors are eligible to receive grants of stock options. Kronos has reserved and issued a total of 6,250,000 shares of common stock under the Stock Option Plan. Prior to that, the Company had no formal stock option plan but offered as special compensation to certain officers, directors and third party consultants the granting of non-qualified options to purchase Company shares at the market price of such shares as of the option grant date. The options generally have terms of three to ten years. The Company granted non-qualified stock options totaling 3,239,782 and 6,084,900 shares in the years ended June 30, 2004 and 2003, respectively.

       The Company has elected to follow APB No. 25; "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion the existing available models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. Using the Black-Scholes option valuation model, the weighted average grant date fair value of options granted during the years ended June 30, 2004 and 2003 was $0.18 and $0.10 per option share, respectively.

       A summary of the Company's stock option activity and related information for the years ended June 30, 2004 and 2003 is as follows (in thousands, except per share amounts):

                                                                 Weighted
                                                                 Average
                                                Shares        Exercise Price
                                            ---------------    ------------
     Outstanding at June 30, 2002                    7,642            0.61
          Granted                                    2,460            0.22
          Exercised                                      -               -
          Cancelled                                      -               -
                                            ---------------    ------------
     Outstanding at June 30, 2003                   10,102            0.52
          Granted                                    3,240            0.19
          Exercised                                      -               -
          Cancelled                                  (529)            0.89
                                            ---------------    ------------
     Outstanding as June 30, 2004                   12,813         $  0.42
                                            ===============    ============

       A summary of options outstanding and exercisable at June 30, 2004 and 2003 is follows (in thousands, except per share amounts and years):


                                         Options Outstanding                        Options Exercisable
                               --------------------------------------------  ------------------------------
                                                Weighted
                                                Average
                                               Remaining        Weighted
           Range of                             Life (in        Average         Range of
        Exercise Prices        Options           years)      Exercise Price  Exercise Prices      Options
      ------------------       --------        ----------    --------------  ---------------      --------
      June 30, 2004
         $0.71  -  $1.12         1,670             3.5              $0.89    $0.71  -  $1.12        1,670
         $0.21  -  $0.70         5,975             7.3              $0.49    $0.21  -  $0.70        5,975
         $0.00  -  $0.20         5,168             8.8              $0.18    $0.00  -  $0.20        5,168
      June 30, 2003
        $0.71  -  $1.12          2,129             3.7              $0.92    $0.71  -  $1.12        2,129
        $0.21  -  $0.70          5,720             8.5              $0.50    $0.21  -  $0.70        5,720
        $0.00  -  $0.20          2,253             9.5              $0.18    $0.00  -  $0.20        2,253

         A summary of the Company's stock warrant activity and related information for the years ended June 30, 2004 and 2003 is as follows (in thousands, except per share amounts):

                                                        Weighted Average
                                       Warrants          Exercise Price
                                   ----------------       -------------
     Outstanding at June 30, 2002            1,900               $0.58
          Granted                           13,892                0.10
          Exercised                              -                   -
          Cancelled                              -                   -
                                    ---------------        ------------

     Outstanding as June 30, 2003           15,792             $  0.16

          Granted                                -                   -
          Exercised                              -                   -
          Cancelled                              -
                                    ---------------        ------------
     Outstanding as June 30, 2004           15,792             $  0.16
                                    ===============        ============

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

       Daniel R. Dwight, our President and Chief Executive Officer, and our Company entered into an Employment agreement effective as of November 15, 2001. The initial term of Mr. Dwight's Employment Agreement was for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Dwight provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. The Board of Directors renewed Mr. Dwight's Employment Agreement on August 13, 2003 and again on August 15, 2004. Mr. Dwight's Employment Agreement provides for base cash compensation of $180,000 per year. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. In addition, Kronos granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. Mr. Dwight will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

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

NOTE 15 - MAJOR CUSTOMERS

       As of June 30, 2004, the Company has two major customers: HoMedics and the U.S. Navy. Of the $533,220 in revenue recorded in the year ended June 30, 2004, $477,032 or 89% was derived from these two customers. As of June 30, 2003, the Company has two major customers: HoMedics and the U.S. Navy. Of the $559,000 in revenue recorded in the year ended June 30, 2003, $432,000 or 77% was derived from these two customers.

NOTE 16 - SEGMENTS OF BUSINESS

       The Company operates principally in one segment of business: The Kronos segment licenses, manufactures and distributes air movement and purification devices utilizing the KronosTM technology. In the year ended June 30, 2004, the Company operated only in the United States of America.

NOTE 17 - RELATED PARTIES

       As of June 30, 2004, the Company has outstanding obligations for past compensation to the remaining officers and directors of $1,139,903. These unpaid amounts currently accrue interest at the rates between 17% and 12% per annum.

NOTE 18 - STOCKHOLDERS' EQUITY (DEFICIT)

       During the year ended June 30, 2004, the Company issued 6,705,576 shares of its common stock for $1,403,718 in cash. The Company issued 360,000 shares valued at $79,200 for consulting services and 438,493 shares of its common stock valued at $69,230 for board service to current members of the Board of Directors.

       During the year ended June 30, 2003, the Company issued 6,593,000 shares of its common stock for $731,000 in cash. The Company issued 209,500 shares valued at $34,700 and options to purchase 224,700 shares of its common stock valued at $28,000 for consulting services.

       In May 2003, the Company issued 2,790,000 shares of its common stock to acquire intellectual property rights related to computers, microprocessors and fuel cells. These shares were issued with certain rights allowing the Company to buy back all or a portion of the shares at fixed prices through the year 2006. The Company has the right to buy back shares $.017 per share in 2004, $0.19 in 2005 and $0.20 in 2006.

       In December 2002, the Company issued 206,000 shares in exchange for the assignment of a $206,000 note payable to Jeff Wilson, a former director. The Company also issued 100,000 shares to Aperion Audio to modify the payment schedule on its note payable to Aperion.

NOTE 19 - SUBSEQUENT EVENTS

       In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. Kronos executed an Equity Investment Agreement to secure $500,000 through the sale of 5 million unregistered shares of Kronos common stock. Cornell Capital Partners committed to provide $4 million pursuant to two Equity Backed Promissory Notes, which will be funded as follows: $2 million upon filing a Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty four months. Kronos intends to use the proceeds received under the Standby Equity Distribution Agreement to repay the Equity Backed Promissory Notes.

       In October 2004, Kronos and Richard A. Papworth agreed to postpone under the terms of a Promissory Note repayment of the Note for $76,637 until Kronos obtains proceeds from Cornell Capital Partners under the terms of our Promissory Note.

       In October 2004, Kronos received a Notice of Allowance from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator" - Power Supply Management and Control has been examined and allowed for issuance as a U. S. patent. Kronos expects that the U.
S. Patent will issue in due course. The patent provides protection for key aspects of Kronos' technology until late in 2021.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 22, 2003, we engaged Sherb & Company, LLP ("Sherb & Company") as our Independent Registered Public Accounting Firm to audit our financial statements. We did not consult Sherb & Company on any matters described in paragraph
(a)(2)(i) or (ii) of Item 304 of Regulation S-K during our two most recent fiscal years or any subsequent interim period prior to engaging Sherb & Company.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their ages as of October 8, 2004, are as follows:

NAME                    AGE     POSITION
--------------------    -----   ----------------------------------------
Daniel R. Dwight         44     Director; President and Chief
                                 Executive Officer
Richard F. Tusing        46     Director; Chief Operating Officer
Spencer I. Browne        53     Director
James P. McDermott       42     Director
M. J. Segal              60     Director

Daniel R Dwight, 44, has served as a Director of Kronos since November 2000, and as a Director and Chief Executive Officer of Kronos Air Technologies since January 2001. Effective October 16, 2001, Mr. Dwight was appointed President and Chief Executive Officer of Kronos. Effective January 1, 2004, Mr. Dwight was appointed Acting Chief Financial Officer of Kronos. He has extensive experience in private equity and operations in a wide variety of high growth and core industrial businesses. Mr. Dwight spent 17 years with General Electric including 10 years of operations, manufacturing, and business development experience with GE's industrial businesses, and seven years of international investment and private equity experience with GE Capital. He has had responsibility for over a $1 billion in merger and acquisition and private equity transactions at GE. Mr. Dwight initiated GE Capital's entry in the Asia private equity market. Between 1995 and 1999, the Asian equity portfolio grew to include consolidations, leveraged buyouts, growth capital and minority investments in diverse industries, including information technology, telecommunications services, consumer products, services and distribution, and contract manufacturing. Since 1982, Mr. Dwight has held other leadership positions domestically and internationally with GE Capital, as well as senior positions with GE Corporate Business Development (1989-1992) and GE Corporate Audit Staff (1984-1987). Mr. Dwight holds an MBA in Finance and Marketing with Honors from The University of Chicago Graduate School of Business and a B.S. in Accounting with Honors from the University of Vermont.

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

Spencer I. Browne, 53, became a Director of Kronos in August 2003. Mr. Browne has over 30 years of corporate governance, operations and entrepreneurial expertise. He has held various executive and management positions with several New York Stock Exchange and NASDAQ listed companies. Since 1996, Mr. Browne has been a principal of Strategic Asset Management, LLC, a privately owned investment firm, which he founded in 1996. He also currently serves as a director and chairmen of Internet Commerce Corporation (NASDAQ: ICCA), a director of Annaly Mortgage Management (NYSE: NLY) and a director of Delta Financial Corporation (AMEX: DFC). From 1988 until 1996, Mr. Browne served as President, Chief Executive Officer and a director of Asset Investors Corporation
(AIC), a New York Stock Exchange company (NYSE: ANL) he co-founded in 1986. He also served as President, Chief Executive Officer and a director of Commercial Assets, Inc., an affiliate of AIC, from its formation in 1993 until 1996. In addition, from 1990 until 1996, Mr. Browne served as President and a director of M.D.C. Holdings, Inc. (NYSE: MDC), the parent company of a major homebuilder in Colorado. Originally from Philadelphia, Mr. Browne graduated from the Wharton School of the University of Pennsylvania and Villanova University School of Law.

James P. McDermott, 42 became a Director of Kronos in July 2001. Mr. McDermott has over 20 years of financial and operational problem-solving experience. Mr. McDermott is a co-founder and is currently a Managing Director of Eagle Rock Advisors, LLC, the Manager for The Eagle Rock Group, LLC. From 1992 through 2000, Mr. McDermott held various managerial and executive positions with PennCorp Financial Group, Inc. and its affiliates. From 1998 through 2000, Mr. McDermott was Executive Vice-President and Chief Financial Officer of PennCorp Financial Group. While serving in this position, Mr. McDermott was one-third of the executive management team that was responsible for developing and implementing operational stabilization, debt reduction and recapitalization plans for the company. From 1995 through 1998, Mr. McDermott served as Senior Vice-President of PennCorp Financial Group. Mr. McDermott worked closely with the Audit Committee of the Board of Directors on evaluating the PennCorp's accounting and actuarial practices. In addition, Mr. McDermott was responsible for developing a corporate-wide technology management program resulting in technology convergence and cost savings to the company's technology budget. From 1994 through 1998, Mr. McDermott was a principal in Knightsbridge Capital Fund I, LP, a $92 million investment fund specializing in leverage-equity acquisitions of insurance and insurance-related businesses. Mr. McDermott was also the founding Chairman of the e-business Internet service provider, Kivex.com, and a senior manager of one of the world's leading public accounting firms, KPMG. Mr. McDermott received a B.S. Degree in Business Administration from the University of Wisconsin, Madison.

M. J. Segal, 60, became a Director of Kronos in September 2003. Mr. Mr. Segal has over 35 years of corporate governance, entrepreneurial and investment banking expertise. Mr. Segal founded the investment banking firm of M.J. Segal Associates in 1987. Since 1992, the firm has specialized in researching private equity opportunities in both private and emerging growth public companies. The Segal group caters primarily to institutional clients, private investment partnerships and professional money managers. After starting his career as a stockbroker and financial planner in 1966 with Philadelphia based New York Stock Exchange firm, Robinson & Company, Mr. Segal joined Josephthal & Co. Inc., a leading full-service investment banking and brokerage firm in New York. Mr. Segal has served as senior vice president of the congressionally charted National Corporation for Housing Partnerships in Washington, D. C. and president of its investment banking subsidiary and has qualified as a NASD broker/dealer financial principal. Originally from Philadelphia, Mr. Segal attended the Wharton School of the University of Pennsylvania and is a graduate of The New York Institute of Finance.

DIRECTORS

Our Board of Directors consists of eight seats. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Three of our current directors were elected at our annual meeting of stockholders held on December 30, 2002, and two additional directors were appointed in August and September 2003, respectively. Three vacancies currently exists on the Board of Directors as of the date of this filing. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

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

COMMITTEES

On September 11, 2001, the Board of Directors established a Compensation Committee consisting of at least two independent members of the Board of Directors. The Compensation Committee is charged with reviewing and making recommendations concerning Kronos' general compensation strategy, reviewing salaries for officers, reviewing employee benefit plans, and administering Kronos' stock incentive plan, once adopted and implemented. Messrs. Browne, McDermott and Segal are the current members of the Compensation Committee. During the year the Compensation Committee held three meetings. Each member attended at least 75% of the meetings.

On September 4, 2003, the Board of Directors established an Executive Committee. The purpose of the Executive Committee is to exercise all the powers and authority of the Board of Directors in the management of the property, affairs and business of the Company. The Committee shall consist of no fewer than three members, including the Chief Executive Officer of the Company. Messrs. Browne, Dwight, McDermott, Segal and Tusing are the current members of the Executive Committee. During the year the Executive Committee held five meetings. Each member attended at least 75% of the meetings.

On September 10, 2003, the Board of Directors established an Audit Committee consisting of at least two independent members of the Board of Directors. The Audit Committee is charged with providing independent and objective oversight of the accounting functions and internal controls of the Company and its subsidiaries to ensure the objectivity of the Company's financial statements. Messrs. Browne, McDermott and Segal are the current members of the Audit Committee. During the year the Audit Committee held three meetings. Each member attended at least 75% of the meetings.

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

For the twelve month period ending June 30, 2004, Messrs. McDermott, Brown and Segal have earned 243,000, 213,000, and 199,000 stock options, respectively as compensation for their services as members of our Board of Directors. Messrs. Tusing and Dwight have each been granted 5,068 shares of our common stock as compensation for their services as members of our Board of Directors during fiscal 2004. Effective August 6, 2003, non-executive directors, including Messrs. Dwight and Tusing will not be compensated separately for their services as members of our Board of Directors.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation for the fiscal year ended June 30, 2004 for our executive officers:

                                                SUMMARY COMPENSATION TABLE

                      Annual Compensation                           Long-Term Compensation
             ---------------------------------------  --------------------------------------------------------
                                                           Restricted    Securities
   Name and                                     Other        Stock       Underlying    LTIP       All Other
   Principal            Salary     Bonus    Compensation     Awards     Options/SARS   Payouts  Compensation
Fiscal Position  Year     $          $            $            $             #            $           $
---------------- ----- --------- ---------- -------------- ----------- --------------- -------- --------------
      (a)        (b)      (c)       (d)          (e)          (f)           (g)          (h)         (i)
---------------- ----- --------- ---------- -------------- ----------- --------------- -------- --------------
Daniel R.        2004   180,000     --             14,292      --           726,206       --          --
Dwight,          2003   180,000  118,800(4)        12,288      --           660,000       --          --
President and    2002   112,500     --              7,620      --         2,600,000       --          --
Chief
Executive
Officer(1)

Richard F.       2004   160,000     --               --        --           971,756       --          --
Tusing, Chief    2003    80,000     --               --        --              --         --          --
Operating        2002     --        --               --        --              --         --          --
Officer(2)

Richard A.       2004   120,000     --               --        --              --         --          --
Papworth Chief   2003   120,000   21,000(4)          --        --           300,000       --          --
Financial        2002   120,000     --               --        --           300,000       --          --
Officer(3)

   (1) Mr. Dwight became President and Chief Executive Officer of Kronos effective October 16, 2001. He executed a two year employment contract on November 15, 2001. His contract was renewed on August 13, 2003 and again on August 15, 2004 by the Board of Directors. His annual salary is $180,000.

   (2) Mr. Tusing became Chief Operating Officer of Kronos effective January 1, 2002. Mr. Tusing executed an employment contract effective January 1, 2003. Prior to this date, Mr. Tusing was compensated as a consultant to the Company. His annual salary is $160,000.

   (3) Mr. Papworth was the Company's Chief Financial Officer from May 19, 2000 until January 1, 2004. His annual salary was $120,000. On June 30, 2004 Mr. Papworth ended his employment with Kronos.

   (4) Cash Bonuses earned but not paid and have been included in accrued expenses.


                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTIONS/SAR VALUES(1)

                                                                                         VALUE OF
                                                          NUMBER OF SECURITIES         UNEXERCISED
                                                         UNDERLYING UNEXERCISED        IN-THE-MONEY
                    SHARES ACQUIRED                      OPTIONS/SARS AT FISCAL      OPTIONS/SARS AT
       NAME           ON EXERCISE      VALUE REALIZED          YEAR END(1)          FISCAL YEAR END(2)
------------------- ----------------- ----------------- -------------------------- ---------------------

Daniel R. Dwight,         -0-               -0-         Exercisable:  4,129,806                    -0-
President and                                           Unexercisable:      -0-                    -0-
Chief Executive
Officer(3)

Richard F.                -0-               -0-         Exercisable:  2,344,956                    -0-
Tusing, Chief                                           Unexercisable:      -0-                    -0-
Operating
Officer(4)

Richard A.                -0-               -0-         Exercisable:  1,048,475                    -0-
Papworth Chief                                          Unexercisable:      -0-                    -0-
Financial
Officer(5)


(1) These grants represent options to purchase common stock. No SAR's have been granted.

(2) The value of the unexercised in-the-money options were calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options as of June 30, 2004.

(3) Mr. Dwight became President and Chief Executive Officer of Kronos effective October 16, 2001.

(4) Mr. Tusing became Chief Operating Officer of Kronos effective January 1,
    2002.

(5) Mr. Papworth was the Company's Chief Financial Officer from May 19, 2000 until January 1, 2004. On June 30, 2004 Mr. Papworth ended his employment with Kronos.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                       % TOTAL
                        NO. OF       OPTIONS/SAR'S
                      SECURITIES      GRANTED TO
                      UNDERLYING      EMPLOYEES    EXERCISE OR
                     OPTIONS/SAR'S    IN FISCAL    BASE PRICE
        NAME          GRANTED (#)     YEAR (%)    ($ PER SHARE)  EXPIRATION DATE
------------------- -------------   ------------- ------------ -----------------
Daniel R. Dwight         726,206          22.4%    $    0.180   March 22, 2014
President and
Chief Executive

Richard F. Tusing        971,756          30.0%    $    0.180   March 22, 2014
Chief Operating Officer

STOCK OPTION PLAN

On February 12, 2002, the Board of Directors approved the TSET, Inc. Stock Option Plan under which Kronos' key employees, consultants, independent contractors, officers and directors are eligible to receive grants of stock options. Kronos has reserved and issued a total of 6,250,000 shares of common stock under the Stock Option Plan. It is presently administered by Kronos' Board of Directors. Subject to the provisions of the Stock Option Plan, the Board of Directors has full and final authority to select the individuals to whom options will be granted, to grant the options and to determine the terms and conditions and the number of shares issued pursuant thereto.

EMPLOYMENT AGREEMENTS

Daniel R. Dwight, our President and Chief Executive Officer, and our Company entered into an Employment agreement effective as of November 15, 2001. The initial term of Mr. Dwight's Employment Agreement was for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Dwight provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. The Board of Directors renewed Mr. Dwight's Employment Agreement on August 13, 2003 and again on August 15, 2004. Mr. Dwight's Employment Agreement provides for base cash compensation of $180,000 per year. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. In addition, Kronos granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. Mr. Dwight will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at October 8, 2004 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 54,336,524 common shares issued and outstanding at October 8, 2004 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at October 8, 2004 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

                                                          COMMON STOCK
                                                       BENEFICIALLY OWNED
                                                     -------------------------
NAME AND ADDRESS                                        NUMBER       PERCENT
----------------                                     ------------- -----------
Daniel R. Dwight                                     4,481,732(1)        7.4%
464 Common Street
Suite 301
Belmont, MA  02478

Richard F. Tusing                                    2,780,718(2)        3.6%
464 Common Street
Suite 301
Belmont, MA  02478

James P. McDermott                                     608,077(3)        1.0%
464 Common Street
Suite 301
Belmont, MA  02478

Spencer I. Browne                                      231,000(4)        0.4%
464 Common Street
Suite 301
Belmont, MA  02478

Milton M. Segal                                        199,000(5)        0.3%
464 Common Street
Suite 301
Belmont, MA  02478

All Officers and Directors of Kronos                8,301,527 (6)       13.5%

(1) Includes options to purchase 4,129,806 shares of common stock that can be acquired within sixty days of October 8, 2004.

(2) Includes options to purchase 2,344,956 hares of common stock that can be acquired within sixty days of October 8, 2004.

(3) Includes options to purchase 313,959 hares of common stock that can be acquired within sixty days of October 8, 2004.

(4) Includes options to purchase 213,000 hares of common stock that can be acquired within sixty days of October 8, 2004.

(5) Includes options to purchase 199,000 hares of common stock that can be acquired within sixty days of October 8, 2004.

(6) Includes options to purchase 6,229,875 shares of common stock that can be acquired within sixty days of October 8, 2004.

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

On August 11, 2000, we entered into a Consulting Agreement with Richard F. Tusing, pursuant to which Mr. Tusing would provide management, financial, strategic, and other consulting services to us in exchange for consulting fees payable in cash and options of our common stock. Out-of-pocket expenses incurred by Mr. Tusing in connection with provision of their services under the Consulting Agreement would also be reimbursed by us. The Consulting Agreement was entered into prior to Mr. Tusing's appointment as members of our Board of Directors in October 2000 and was negotiated at arm's length. We believe that the compensation and other provisions of the Consulting Agreement were fair, reasonable, customary, and favorable to us. The Consulting Agreement was renewed with Mr. Tusing on similar terms and conditions with a rate adjustment as of January 1, 2001, and was amended on April 12, 2001 to decrease the strike price of the options granted as partial compensation thereunder. Pursuant to Kronos and Mr. Tusing entering into his Employment Agreement, effective January 1, 2003, Mr. Tusing's Consulting Agreement is no longer in effect. Pursuant to his Consulting Agreement, Mr. Tusing earned $207,400 and $377,750, respectively, in the years ended June 30, 2001 and 2002 and $190,050 through December 31, 2002. Of the aggregate amount of $775,200 we have paid $349,100 to Mr. Tusing and the balance of $426,100 remains payable under the terms of a Promissory Note issued to Mr. Tusing on March 31, 2004.

On March 31, 2004, we entered into Promissory Notes with Daniel R. Dwight and Richard F. Tusing in exchange for past due compensation, expenses and interest do and payable for $363,139 and $485,883. The Notes bear a simple interest rate 1% per month and call for aggregate monthly principal and interest payments $6,718 and $8,989, respectively, for each month in which the Company's beginning cash balance equals or exceeds $200,000. Subject to certain conditions, including default, these notes become payable in full. In the event of a debt or equity financing other than from Fusion Capital, 20% of the proceeds derived from the financing will be used to pay down the outstanding interest and principal obligations. Any amounts remaining outstanding are due and payable on December 31, 2006. As of June 30, 2004, no amounts had been paid under the terms of the Notes.

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

   10.22           Letter Agreement, dated April 12, 2001,      Incorporated by reference to
                   by and between TSET, Inc. and Daniel R.      Exhibit 10.35 to the
                   Dwight and Richard F. Tusing                 Registration Statement on Form
                                                                S-1 filed on August 7, 2001


   10.23           Indemnification Agreement, dated May 1,      Incorporated by reference to
                   2001, by and between TSET, Inc. and          Exhibit 10.37 to the
                   Jeffrey D. Wilson                            Registration Statement on Form
                                                                S-1 filed on August 7, 2001

   10.24           Indemnification Agreement, dated May 1,      Incorporated by reference to
                   2001, by and between TSET, Inc. and          Exhibit 10.38 to the
                   Daniel R. Dwight                             Registration Statement on Form
                                                                S-1 filed on August 7, 2001

   10.25           Indemnification Agreement, dated May 1,      Incorporated by reference to
                   2001, by and between TSET, Inc. and          Exhibit 10.39 to the
                   Richard F. Tusing                            Registration Statement on Form
                                                                S-1 filed on August 7, 2001

   10.26           Indemnification Agreement, dated May 1,      Incorporated by reference to
                   2001, by and between TSET, Inc. and          Exhibit 10.40 to the
                   Charles D. Strang                            Registration Statement on Form
                                                                S-1 filed on August 7, 2001

   10.27           Indemnification Agreement, dated May 1,      Incorporated by reference to
                   2001, by and between TSET, Inc. and          Exhibit 10.41 to the
                   Richard A. Papworth                          Registration Statement on Form
                                                                S-1 filed on August 7, 2001

   10.28           Indemnification Agreement, dated             Incorporated by reference to
                   May 1 2001, by and between TSET,             Exhibit 10.42 to the
                   Inc. and Erik W. Black                       Registration Statement on Form
                                                                S-1 filed on August 7, 2001

   10.29           Warrant Agreement, dated July 16, 2001,      Incorporated by reference to
                   by and between TSET, Inc. and The Eagle      Exhibit 10.49 to the
                   Rock Group, LLC                              Registration Statement on Form
                                                                S-1 filed on August 7, 2001

   10.30           Agreement and Release, dated October         Incorporated by reference to
                   10, 2001, by and between TSET, Inc. and      Exhibit 10.50 to the
                   Jeffrey D. Wilson                            Registrant's Form 10-K for the
                                                                year ended June 30, 2001 filed
                                                                on October 15, 2001

   10.31           Promissory Note dated October 10, 2001       Incorporated by reference to
                   payable to Mr. Jeffrey D. Wilson             Exhibit 10.51 to the Registrant's
                                                                Form 10-K for the year ended
                                                                June 30, 2001 filed on October 15,
                                                                2001

   10.32           Employment Agreement, effective              Incorporated by reference to
                   November 15, 2001 by and between             Exhibit 10.55 to the Registrant's
                   TSET, Inc. and Daniel R. Dwight              Form 10-Q for the quarterly period
                                                                ended March 31, 2002 filed on
                                                                May 15, 2002



   10.33           Common Stock Purchase Agreement,             Incorporate by reference to Exhibit
                   dated August 12, 2002 by and between         10.57 to the Registrant's Form S-1
                   between TSET, Inc. and Fusion                filed on August 13, 2002
                   Capital Fund II, LLC

   10.34           Registration Rights Agreement, dated         Incorporated by reference to Exhibit
                   August 12, 2002 by and between TSET,         10.58 to the Registrant's Form S-1
                   Inc. and Fusion Capital Fund II, LLC         filed on August 13, 2002

   10.35           Termination Agreement, dated                 Incorporated by reference to Exhibit
                   August 12, 2002 by and between TSET,         10.59 to the Registrant's Amendment
                   Inc. and Fusion Capital Fund II, LLC         No. 1 to Form S-1 filed on
                                                                September 16, 2002

   10.36           Master Loan and Investment                   Incorporated by reference to
                   Agreement, dated May 9, 2003,                the Registrant's 8-K filed on
                   by and among Kronos Advanced                 May 15, 2003
                   Technologies, Inc., Kronos Air
                   Technologies, Inc. and FKA
                   Distributing Co. d/b/a HoMedics,
                   Inc., a Michigan corporation
                   ("HoMedics")

   10.37           Secured Promissory Note, dated               Incorporated by reference to
                   May 9, 2003, in the principal                Exhibit 99.2 to the Registrant's
                   amount of $2,400,000 payable to              8-K filed on May 15, 2003
                   HoMedics

   10.38           Secured Promissory Note, dated               Incorporated by reference to
                   May 9, 2003, in the principal                Exhibit 99.4 to the Registrant's
                   amount of $1,000,000 payable to              8-K filed on May 15, 2003
                   HoMedics

   10.39           Security Agreement dated May 9,              Incorporated by reference to
                   2003, by and among Kronos Air                Exhibit 99.4 to the Registrant's
                   Technologies, Inc. and HoMedics              8-K filed on May 15, 2003

   10.40           Registration Rights Agreement,               Incorporated by reference to
                   dated May 9, 2003, by and between            Exhibit 99.5 to the Registrant's
                   Kronos and HoMedics                          8-K filed on May 15, 2003


   10.41           Warrant No. 1 dated May 9, 2003,             Incorporated by reference to
                   issued to HoMedics                           Exhibit 99.7 to the Registrant's
                   8-K filed on May 15, 2003

   10.42           Warrant No. 2 dated May 9, 2003,             Incorporated by reference to
                   issued to HoMedics                           Exhibit 99.7 to the Registrant's
                                                                8-K filed on May 15, 2003
                                                                2002

   10.43           Consulting Agreement effective               Incorporated by reference to
                   October 31, 2003, by and among Kronos        Exhibit 10.67 to the Registrant's
                   Advanced Technologies, Inc.,                 Form 10-Q for the quarterly period
                   Steven G. Martin and Joshua B. on            ended December 31, 2003 filed on
                   Scheinfeld                                   February 17, 2004

   10.44           Promissory Note by and among Kronos          Incorporated by reference to
                   Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                   Richard A. Papworth                          Form 10-Q for the quarterly period
                                                                ended March 31, 2004 filed on
                                                                May 17, 2004



   10.45           Promissory Note by and among Kronos          Incorporated by reference to
                   Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                   Daniel R. Dwight                             Form 10-Q for the quarterly period
                                                                ended March 31, 2004 filed on
                                                                May 17, 2004

   10.46           Promissory Note by and among Kronos          Incorporated by reference to
                   Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                   Richard F. Tusing                            Form 10-Q for the quarterly period
                                                                ended March 31, 2004 filed on
                                                                May 17, 2004

   10.47           Promissory Note by and among Kronos          Incorporated by reference to
                   Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                   Igor Krichtafovitch                          Form 10-Q for the quarterly period
                                                                ended March 31, 2004 filed on
                                                                May 17, 2004

   10.48           Promissory Note by and among Kronos          Incorporated by reference to
                   Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                   J. Alexander Chriss                          Form 10-Q for the quarterly period
                                                                ended March 31, 2004 filed on
                                                                May 17, 2004


EXHIBIT NO.     DESCRIPTION                                  LOCATION
--------------------------------------------------------------------------------
31.1            Certification of Chief Executive              Provided herewith
                Officer pursuant to 15 U.S.C.
                Section 7241, as adopted pursuant
                to Section 302 of the Sarbanes-Oxley
                Act of 2002

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

 (b) REPORTS ON FORM 8-K.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT AND SERVICES

The firm Sherb & Co. LLP, independent registered public accounting firm, has audited our financial statements for the year ended June 30, 2004. The Board of Directors has appointed Sherb & Co. LLP to serve as our independent registered public accounting firm for the 2004 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2005.

The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. LLP for fiscal year 2004 and 2003.

                     June 30, 2004   June 30, 2003
                    --------------- ---------------
Audit Fees(1)       $       61,000  $       56,000
Audit-Related Fees           1,710           1,155
Tax Fees                         -               -
All Other Fees                   -               -
                    --------------- ---------------
Total               $       62,710  $       57,155
                    =============== ===============

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: October 15, 2004.

                       KRONOS ADVANCED TECHNOLOGIES, INC.

                        By: /s/ Daniel R. Dwight
                           ------------------------------------
                                Daniel R. Dwight
                                President, Chief Executive
                                Officer and Director


                        By: /s/ Daniel R. Dwight
                           ------------------------------------
                                Daniel R. Dwight
                                Acting Chief Financial Officer
                                and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                      DATE
---------                          -----                      ----


/s/ Spencer I. Browne
-----------------------------
Spencer I. Browne                   Director               October 15, 2004


/s/ Daniel R. Dwight
-----------------------------
Daniel R. Dwight                    Director, President,   October 15, 2004
                                    Chief Executive
                                    Officer and Acting
                                    Chief Financial
                                    Officer


/s/ James P. McDermott
-----------------------------
James P. McDermott                  Director               October 15, 2004


/s/ M. J. Segal
-----------------------------
M. J. Segal                         Director               October 15, 2004


/s/ Richard F. Tusing
-----------------------------
Richard F. Tusing                   Director and Chief     October 15, 2004
                                    Operating Officer