Form 10QSB
period 2004-09-30
KRONOS ADVANCED TECHNOLOGIES INC
filed 2004-11-15
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

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

As of November 12, 2004, there were 71,265,022 shares outstanding of the issuer's common stock.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our condensed (unaudited) consolidated financial statements for the three months ended September 30, 2004.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                       September 30,
                                            2004                    June 30,
Assets                                  (Unaudited)                   2004
                                      -----------------         ----------------
Current Assets
 Cash                                 $        40,933           $        69,063
 Accounts receivable, net                     123,544                    97,544
 Prepaids                                      17,827                    71,050
                                      -----------------         ----------------
  Total Current Assets                        182,304                   237,657
                                      -----------------         ----------------
Net Property and Equipment                      4,823                     6,292

Other Assets
 Intangibles                                2,208,798                 2,253,029
                                      -----------------         ----------------
  Total Other Assets                        2,208,798                 2,253,029
                                      -----------------         ----------------
Total Assets                          $     2,395,925           $     2,496,978
                                      =================         ================

Liabilities and Shareholders' Deficit

Current Liabilities
 Accrued expenses and payables
  to directors and officers           $       249,378           $        36,258
 Accounts payable                             345,885                   272,544
 Accrued expenses                             405,621                   312,346
 Deferred revenue                               3,218                     3,218
 Notes payable, current portion               870,593                   798,926
                                      -----------------         ----------------
  Total Current Liabilities                 1,874,695                 1,423,292
                                      -----------------         ----------------
Long Term Liabilities
  Notes payable to directors &
     Officers                               1,063,266                 1,063,266
  Notes payable                             1,978,052                 1,983,038
  Discounts on notes payable                 (514,940)                 (589,261)
                                      -----------------        -----------------
  Total Long Term Liabilities               2,526,378                 2,457,044
                                      -----------------        -----------------

     Total Liabilities                      4,401,073                 3,880,336
                                      -----------------        -----------------

Shareholders' Deficit Common stock,
 authorized 500,000,000 shares of
 $0.001 par value, 61,323,845 shares
 outstanding at September 30,
 and June 30, 2004                             61,323                    61,323
Capital in excess of par value             18,578,019                18,578,018
Accumulated deficit                       (20,644,490)              (20,022,700)
                                      ------------------        ----------------
  Total Shareholders' Deficit              (2,005,148)               (1,383,359)
                                      ------------------        ----------------
  Total Liabilities and
   Shareholders' Deficit              $     2,395,925                 2,496,978
                                      ==================        ================

The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three months ended September 30,
                                                        -------------------------------------
                                                            2004                  2003
                                                        (Unaudited)            (Unaudited)
                                                        --------------      -----------------
 Sales                                                  $  241,533          $      130,017
 Cost of sales                                             217,920                  82,753
                                                        --------------      ------------------
 Gross Profit                                               23,613                  47,264
                                                        --------------      ------------------
 Selling, General and Administrative expenses:
  Compensation and benefits                                222,870                 202,823
  Professional services                                     52,339                  43,638
  Research and development                                  17,989                  19,828
  Depreciation and amortization                             99,834                  70,579
  Facilities                                                18,887                  18,873
  Other selling general and
   administrative expenses                                  91,875                  73,752
                                                        --------------      ------------------
 Selling, General and Administrative expenses              503,794                 429,493
                                                        --------------      ------------------
 Net Operating Loss                                       (480,181)               (382,229)

 Interest Expense                                         (141,609)               (168,270)
                                                        --------------      ------------------
 Net Loss Before Taxes                                    (621,790)               (550,449)
                                                        --------------      ------------------
 Net Loss                                               $ (621,790)               (550,499)
                                                        ==============      ==================
Basic Loss Per Share                                    $    (0.01)                  (0.01)
                                                        ==============      ==================
Diluted Loss Per Share                                  $    (0.01)                  (0.01)
                                                        ==============      ==================

Weighted average shares outstanding                     61,323,845              53,973,647



The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                        For the three months ended September 30,
                                                    ------------------------------------------------
                                                            2004                     2003
                                                        (Unaudited)               (Unaudited)
                                                    ----------------------    ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss from continuing operations                $      (621,790)          $      (550,499)
  Adjustments to reconcile net loss to net cash
  used in operating activities

   Depreciation and amortization                             99,834                    70,579
   Accretion of note discount                                74,321                    80,064
 Change In
  Accounts receivable                                       (26,000)                  (69,128)
  Prepaid expenses and other assets                          53,222                   (28,924)
  Deferred revenue                                               -                    (12,122)
  Accounts Payable                                           (2,886)                   60,562
  Accrued Expenses and other liabilities                    382,622                     8,188
                                                    ----------------------    ----------------------
   Net cash used in Operating Activities                    (40,677)                 (441,281)

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in patent protection                            (54,134)                  (41,738)
                                                    ----------------------    ----------------------
  Net cash used in Investing Activities                     (54,134)                  (41,738)
                                                    ----------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                                        -                    525,000
 Proceeds from short term borrowings                        100,000                        -
 Repayments of short-term borrowings                        (33,319)                 (144,704)
                                                    ----------------------    ----------------------
  Net cash provided by Financing Activities                  66,681                   380,296
                                                    ----------------------    ----------------------
NET DECREASE IN CASH                                        (28,130)                 (102,723)

CASH
  Beginning of period                                        69,063                   641,178
                                                    ----------------------    ----------------------

  End of period                                     $        40,933           $        538,455
                                                    ======================    ======================


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Kronos Advanced Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three months ended September 30, 2004 and are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2005.

These consolidated financial statements are those of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the Kronos Advanced Technologies, Inc. Form 10-KSB for the fiscal year ended June 30, 2004 filed on October 15, 2004.

NOTE 2 - REALIZATION OF ASSETS AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the quarter ended September 30, 2004. In addition, the Company has used, rather than provided, cash in its operations. The Company is currently using its resources in its efforts to raise capital necessary to complete research and development work, and to provide for its working capital needs.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

US Navy SBIR. In November 2002, Kronos was awarded by the U. S. Navy a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $145,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos(TM) devices being developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. During Phase II, Kronos shall develop, produce and install a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U.S. Navy unique environment. The "cell" has been designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. As of September 30, 2004, U. S. Navy had provided Kronos with $567,000 in funding for this effort under the Phase II contract.

US Army SBIR Option. In August 2003, Kronos was awarded the option on its U. S. Army Small Business Innovation Research Phase I contract bringing the value of the Phase I contract award to $120,000. On October 21, 2003, the U.S. Army awarded Kronos the Small Business Innovation Research Phase II contract. The first year of the contract is worth $369,000 with an Army option on the second year worth $360,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). Kronos initiated work under the Phase II contract in December 2003. As of September 30, 2004, U. S. Army had provided Kronos with $151,000 in funding for this effort under the Phase II contract.

Cornell Equity and Equity Backed Financing. In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. Kronos executed an Equity Investment Agreement to secure $500,000 through the sale of 5 million unregistered shares of Kronos common stock. Cornell Capital Partners committed to provide $4 million pursuant to two Equity Backed Promissory Notes, which will be funded as follows: $2 million upon filing a Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty-four months.

HoMedics provided debt financing. In October 2004, HoMedics has agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing (refer to Note 10 - Commitments and Contingencies below).

Fusion Capital. During our year ended June 30, 2004, we sold 6,505,576 shares of our common stock to Fusion Capital for $1,353,718 under the terms of our Common Stock Purchase Agreements dated August 12, 2002. On November 4, 2004, Kronos and Fusion mutually agreed to terminate this common stock purchase agreement.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at September 30, 2004 and June 30, 2004. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.

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

RECENT ACCOUNTING PRONOUNCEMENTS - Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 4 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at September 30, 2004 and June 30, 2004 are as follows:



                                             September 30, 2004
                                                (Unaudited)     June 30, 2004
                                                -------------   -------------
Benefit from carryforward of capital and
 net operating losses                           $  4,932,460    $  4,841,083
Other temporary differences                          220,796         156,740
Less:
  Valuation allowance                             (5,153,256)     (4,997,823)
                                                -------------   -------------
Net deferred tax asset                          $       -       $       -
                                                =============   =============

The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                                       September 30, 2004
                                                           (Unaudited)                 June 30,2004
                                                   ---------------------------  ----------------------------
                                                                      % of                         % of
                                                        Amount    Pre-Tax Loss      Amount      Pre-Tax Loss
                                                   -------------  ------------  --------------  ------------
Benefit for income tax at federal statutory rate   $    211,409          34.0%  $     848,265          34.0%
Benefit for income tax at state statutory rate           12,394           2.0%         49,728           2.0%
Non-deductible expenses                                 (68,369)       (11.0)%       (123,348)        (4.9)%
Increase in valuation allowance                        (155,434        (25.0)%       (774,645)       (31.0)%
                                                   -------------  ------------  --------------  ------------
                                                   $       -              0.0%  $        -              0.0%
                                                   =============  ============  ==============  ============


The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At September 30, 2004, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $11.3 million of unused Federal net operating losses, $2.3 million of capital losses and $9.7 million of unused State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2025 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 5 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Company licenses, manufactures and distributes air movement and purification devices utilizing the Kronos(TM) technology. For the three months ended September 30, 2004 and the fiscal year ended June 30, 2004, the Company operated only in the U.S.

NOTE 6 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 61,323,845 and 53,973,647 for the three months ended September 30, 2004 and 2003, respectively.

As of September 30, 2004, there were outstanding options to purchase 12,813,812 shares of the Company's common stock and outstanding warrants to purchase 15,792,342 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of September 30, 2003, there were outstanding options and warrants to purchase 10,601,675 and 15,792,342 shares, respectively, of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 7 - NOTES PAYABLE

The Company had the following obligations as of September 30, 2004 and June 30, 2004,


                                       September 30, 2004      June 30, 2004
                                           (Unaudited)
                                        ---------------       ---------------
 Obligation to HoMedics (1)             $    2,400,000        $    2,400,000
 Discount on obligation to HoMedics           (514,940)             (589,261)
 Obligation to current employees (2)         1,139,903             1,139,903
 Obligation to Fusion Capital (3)              200,000               200,000
 Obligation for finance leases (4)              47,009                50,327
 Obligations to others (5)                     125,000                55,000
                                        ---------------       ---------------
                                             3,396,972             3,255,971
Less:
 Current portion                               870,593               798,926
                                        ---------------       ---------------
 Total long term obligations net of
     current portion                    $    2,526,378        $    2,457,044
                                        ===============       ===============

(1) This note has a 5 year term and bears interest at 6%. In October 2004, HoMedics agreed to extend repayment of this note (refer to Note 11 - Subsequent Events). This note was issued along with warrants for the purchase of 13.4 million shares of the Company's common stock. As a result, the note was recorded with a discount of $893,000 that is being amortized against earnings using the interest rate method of amortization.

(2) These notes bear interest at the rates between 12% and 17%. One note ($76,637) is due upon the Company securing $2 million in funding and the balance of the notes are due December 31, 2006.

(3) This is a non-interest bearing demand obligation and was only outstanding until Fusion Capital purchased enough stock from the Company to eliminate the advance position. In November 2004, Fusion Capital purchased two million shares of the Company's Common Stock to eliminate the advance position.

(4) See Note 8 below.

(5) There were two obligation to others at September 30, 2004: (i) $100,000 short-term loan at 12% interest to be repaid upon the Company securing more than $1 million in new financing; and (i) $25,000 balance on a non-interest bearing loan ($55,000 balance at June 30, 2004) that was originally incurred for the acquisition of license rights of the Kronos(TM) technology with a value of $270,000. This note is non-interest bearing with quarterly payments of $30,000 until paid in full. On July 3, 2004 the Company made the required payment for this note and on October 5, 2004 the Company paid the note in full.

NOTE 8 - CAPITAL LEASES

The Company entered into a capital lease for the purpose of purchasing equipment used in the research and product development center. Certain Officers of the Company personally guaranteed the capital lease if the Company does not fulfill its terms of the lease obligations. The leases are for 36 months and contain bargain purchase provisions so that the Company can purchase the equipment at the end of each lease. The following sets forth the minimum future lease payments and present values of the net minimum lease payments under these capital leases:

Minimum Future Lease Payments and Present Values of the Net Minimum Lease
Payments


Period ended September 30,
-----------------------------------
     2005                                         $ 36,336
     2006                                           21,227
                                                  ---------
 Total minimum lease payments                       57,564
Less:  Executory costs                                -
                                                  ---------
 Net minimum lease payments                         57,564
Less:  Imputed interest                             10,555
                                                  ---------
 Present value of net minimum lease payments      $ 47,009
                                                  =========

Of the equipment that was purchased using capital leases, $10,650 was capitalized and the remaining $65,782 was expensed through research and development and cost of sales. In the three ended September 30, 2004, the Company paid $5,968 in principal and $3,077 in interest on capital leases. In the three months ended September 30, 2003, the Company paid $4,703 in principal and $4,381 in interest on capital leases.

NOTE 9 - CONSULTING AGREEMENTS

On October 31, 2003, the Company entered into a 10-month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin, principals of Fusion Capital, for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 31, 2003 as the share grant was non-forfeitable and fully vested on that date. The stock was valued on that date at $0.22 a share (the closing price for the Company's common stock on the measurement date). The stock issuance has been recorded as a prepaid consulting fee and was amortized to Professional Fee Expense ratably over the ten month term of the contract. Under this contract, expenses of $12,586 were recorded for the three months ended September 30, 2004.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In October 2004, HoMedics has agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional 26,507,628 ten year warrants exercisable at $0.10 per share. The $925,000 will be paid to Kronos upon Kronos achieving three milestones: (i) $175,000 shall be funded upon delivery and successful testing of electronic boards and power supplies from Kronos' contract manufacturing partner, (ii) $250,000 shall be funded upon obtaining tooling of the current prototype configuration and device testing and performing to HoMedics' specifications, and (iii) $500,000 shall be funded upon the initial sale of Kronos-based air purifiers by HoMedics. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will be due the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $925,000 will also be October 2009. The interest rate will remain at 6% for the $2.4 million in debt; the rate will also be 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. Kronos has issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock.

Employment Agreements

The Company entered into an Employment Agreement with its President and Chief Executive Officer, Daniel Dwight, effective as of November 15, 2001. The initial term of the Employment Agreement was for two years and the agreement will automatically renew for successive one year terms unless written notice within three months of the end of the renewal term is received by either party. The Board of Directors renewed the Employment Agreement on August 13, 2003 and again on August 15, 2004. The Employment Agreement provides for base cash compensation of $180,000 per year and eligibility for annual incentive bonus compensation in an amount equal to annual salary based on the achievement of certain bonus objectives.

The Company entered into an Employment Agreement with its Chief Operating Officer, Richard Tusing, effective as of January 1, 2003. The initial term of the Employment Agreement is for two years and will automatically renew for successive one year terms unless written notice within three months of the end of the initial term or any subsequent renewal term is received by either party. The Board of Directors renewed the Employment Agreement on October 1, 2004. The Employment Agreement provides for base cash compensation of $160,000 per year.

NOTE 11 - SUBSEQUENT EVENTS

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

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. The $925,000 will be paid to Kronos upon Kronos achieving three milestones: (i) $175,000 shall be funded upon delivery and successful testing of electronic boards and power supplies from Kronos' contract manufacturing partner, (ii) $250,000 shall be funded upon obtaining tooling of the current prototype configuration and device testing and performing to HoMedics' specifications, and (iii) $500,000 shall be funded upon the initial sale of Kronos-based air purifiers by HoMedics. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will be due the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $925,000 will also be October 2009. The interest rate will remain at 6% for the $2.4 million in debt; the rate will also be 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. Kronos has issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock.

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

In November 2004, Kronos received a Notice of Allowance from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator" - Electrode Design Geometries has been examined and allowed for issuance as a U. S. patent. Kronos expects that the U.
S. Patent will issue in due course. The patent provides protection for key aspects of Kronos' technology until late in 2021.

In November 2004, Kronos received formal notification from the Commonwealth of Australian Patent Office indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as an Australian patent (#773626).

In November 2004, Kronos and Fusion Capital Fund II, LLC mutually agreed to terminate their existing common stock purchase agreement dated August 12, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY STATEMENTS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

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

                               Standalone Platform

o Consumer Products. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a Licensing Agreement granting HoMedics certain rights with respect to the distribution of the Kronos(TM) proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on the patented Kronos(TM) technology. In August 2004, the Company and HoMedics initiated the transition to mass production of the Kronos-based consumer standalone product line. Preparing to meet these goals entails the use of Kronos' technical resources and HoMedics' product development and international production expertise. Select third party vendors, including experts in electronics, software and gas sensors, are integral resources in this process. While HoMedics is managing production of the finished product, Kronos is managing the production of our proprietary power supply and related circuitry.

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


|X| Commercial Products. Kronos is seeking to leverage its consumer product development work with HoMedics to market and sell our own commercial line of standalone air purifiers. This commercial line of Kronos(TM)-based air purifiers would attempt to address the specific air quality issues, including odors, bacteria and viruses, found in most nursing home and assisted living, healthcare and other commercial facilities. Kronos expects to secure production of its own commercial line of standalone air purifiers from HoMedics. By securing products from HoMedics, Kronos believes it will provide the Company with a higher quality and more cost effective air purification product line.

                                Embedded Platform

o Military Products. The U. S. Department of Defense and Department of Energy have provided Kronos with various grants and contracts to develop, test and evaluate the Kronos(TM) technology for embedded applications. Kronos has developed several commercial and industrial applications, including the retrofit of berthing fan systems and embedded air movement systems for U. S. Navy Aegis Class destroyers.

         U.S. Navy SBIR Contracts. In November 2002, the U. S. Navy awarded Kronos a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $145,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos(TM) devices being developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology.

         During Phase II, Kronos will attempt to develop, produce and install a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U.
         S. Navy unique environment. The "cell" has been designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships. During the first eighteen months of the contract, Kronos has designed a new generation power supply, improved the efficiency of the core technology to allow for increased air movement and filtration, and initiated selection with the U. S. Navy of the specifications for the commercial products, which are currently being built under the Phase II contract. As of September 30, 2004, the U. S. Navy had provided Kronos with $567,000 in funding for this effort.

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

         U.S. Army SBIR Contracts. In August 2003, Kronos was awarded the option on its U. S. Army Small Business Innovation Research Phase I contract bringing the value of the Phase I contract award to $120,000. In October 2003, the U.S. Army awarded Kronos the Small Business Innovation Research Phase II contract. The first year of the contract is worth $369,000 with an Army option on the second year worth $360,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). Kronos initiated work under the Phase II contract in December 2003. As of September 30, 2004, the U. S. Army had provided Kronos with $151,000 in funding for this effort under the Phase II contract.

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

o Transportation Products. In January 2003, Kronos extended its work into the transportation industry by signing a Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos(TM) devices being designed and manufactured under this contract will need to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI). The Company is working on completing product design and development based on the customer's specific product application requirements and expects to deliver finished products by December 2004.

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

Patents and Intellectual Property

|X| Five U.S. Patents Allowed for Issuance. Kronos has received notification that five of its patents have been allowed for issuance by the United States Patent and Trademark Office. These patents are considered utility patents which describe fundamental innovations in the generation, management and control of Electrostatic Fluids, including air movement, filtration and purification. Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products. The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.

- In November 2004, Kronos received a Notice of Allowance from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator" - Electrode Design Geometries has been examined and allowed for issuance as a U. S. patent. Kronos expects that the U. S. Patent will issue in due course. The patent provides protection for key aspects of Kronos' technology until late in 2021.

- In October 2004, Kronos received a Notice of Allowance from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator" - Power Supply Management and Control has been examined and allowed for issuance as a U. S. patent. Kronos expects that the U. S. Patent will issue in due course. The patent provides protection for key aspects of Kronos' technology until late in 2021.

- In April 2004, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator for and a Method of Controlling Fluid" has been examined and allowed for issuance as a U. S. patent (#6,727,657). The patent provides protection for key aspects of Kronos' technology until late in 2021.

- In December 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Method of and Apparatus for Electrostatic Fluid Acceleration Control of a Fluid Flow" has been examined and allowed for issuance as a U. S. patent (#6,664,741). The patent provides protection for key aspects of Kronos' technology until late in 2020.

- In January 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as a U. S. patent (#6,504,308). The patent provides protection for key aspects of Kronos' technology until late in 2019.

|X| First International Patent Allowed for Issuance. In November 2004, Kronos received formal notification from the Commonwealth of Australian Patent Office indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as an Australian patent (#773626). There are a number of other patent applications corresponding to Kronos' five U.S. Patents that have been filed and are pending outside of the United States.

|X| Additional Patent Applications. In addition to the "Electrostatic Fluid Accelerator," "Method of and Apparatus for Electrostatic Fluid Acceleration Control of a Fluid Flow," "Electrostatic Fluid Accelerator for and a Method of Controlling Fluid," "Electrostatic Fluid Accelerator" - Power Supply Management and Control, and "Electrostatic Fluid Accelerator" - Electrode Design Geometries patents, a number of additional patent applications have been filed for, among other things, the control and management of electrostatic fluid acceleration. These additional patent applications are either being examined or are awaiting examination by the Patent Office.

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

Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission Staff Bulletin 101 ("SAB 101"). Further, Kronos Air Technologies recognizes revenue on the sale of custom-designed contract sales under the percentage-of-completion method of accounting in the ratio that costs incurred to date bear to estimated total costs. For uncompleted contracts where costs and estimated profits exceed billings, the net amount is included as an asset in the consolidated balance sheet. For uncompleted contracts where billings exceed costs and estimated profits, the net amount is included as a liability in the consolidated balance sheet. Sales are reported net of applicable cash discounts and allowances for returns.

RESULTS OF OPERATIONS

The Company's net loss from continuing operations for the three months ended September 30, 2004 was $622,000, an increase of $71,000 or 13% as compared with a net loss of $550,000 for the corresponding period of the prior year. The increase in the net loss was primarily the result of an increase in selling, general and administrative expenses ($75,000) and a decrease in gross profit ($24,000), partially offset by a decrease ($27,000) in interest expense.

REVENUE. Revenues are generated through sales of Kronos(TM) devices, and fees earned from licensing the Kronos(TM) technology and providing technical services to our customers at Kronos Air Technologies, Inc. Revenue for the three months ended September 30, 2004 was $242,000. These revenues were primarily from our U.
S. Navy SBIR Phase II and U. S. Army SBIR Phase II contracts. Revenue of $130,000 recorded during the corresponding period of the prior year was primarily from our HoMedics and U. S. Navy SBIR Phase II contract. The $112,000 increase in revenue for the three months ended September 30, 2004 compared with the corresponding prior period was the result of the Company's increased work performed during the past three months on the Company's U.S. Military contracts.

COST OF SALES. Cost of sales for the three months ended September 30, 2004 was $218,000, an increase of $135,000 as compared to $83,000 for the corresponding period of the prior year, respectively. Cost of sales in the current year was primarily development costs associated with our U. S. Navy SBIR and U. S. Army SBIR contracts. Prior year cost of sales related to revenue from HoMedics and U.
S. Navy SBIR Phase II contracts.

GROSS PROFIT. Gross profit for the three months ended September 30, 2004 was $24,000, compared to $47,000 for the corresponding period of the prior year, respectively. The decrease was primarily the result of an increase in third party development costs to design and build products for the U.S. Navy and U.S. Army.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2004 increased 17% to $504,000 compared to $429,000 for the corresponding period of the prior year. This $75,000 increase was primarily the result of an increase depreciation and amortization ($29,000), compensation and benefits ($20,000) and other expenses ($18,000). The increase in depreciation and amortization was the result of the amortization of intellectual property acquired by Kronos in May 2003. The increase in compensation and benefits was primarily the result of an increase in new hires and the cost of employee benefits. The increase in other expenses was primarily the result of an increase in directors and officers and product liability insurance.

INTEREST EXPENSE. Interest expenses for the three months ended September 30, 2004 decreased to $142,000 compared to $168,000 for the corresponding period of the prior year. The $27,000 decrease was primarily the result of the decrease in the Company's debt to former directors and officers of the Company.

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2004

Our total assets at September 30, 2004 and June 30, 2004 were $2.4 and $2.5 million, respectively. Total assets at September 30, 2004 were comprised primarily of $2.2 million of patents/intellectual property. Total assets at June 30, 2004 were comprised primarily of $2.3 million of patents/intellectual property. Total current assets at September 30, 2004 and June 30, 2004 were $182,000 and $238,000, respectively, while total current liabilities for those same periods were $1.9 million and $1.4 million, respectively, creating a working capital deficit of $1.7 million and $1.2 million at each respective period end. This 43% increase in the working capital deficit was primarily the result of increases in accrued expenses and payables to directors and officers ($213,000), accrued expenses ($93,000), and accounts payable ($73,000) because of the Company's decision to accrued expenses and increase payables rather than spend the Company's limited cash resources or sell equity to raise cash during the quarter.

Shareholders' deficit as of September 30, 2004 and June 30, 2004 was $(2.0) million and $(1.4) million, respectively, representing an increase of $0.6 million. The increase in shareholders' deficit was the result of incurring a $0.6 million loss from continuing operations for the three months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt to finance our operations.

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. Kronos executed an Equity Investment Agreement to secure $500,000 through the sale of 5 million unregistered shares of Kronos common stock. Cornell Capital Partners committed to provide $4 million pursuant to two Equity Backed Promissory Notes, which will be funded as follows: $2 million upon filing a Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty four months. Kronos received $0.5 million in funding upon the amendment of the HoMedics debt financing, and expects to receive $2 million over the next 45 - 90 days and an additional $2 million over the next 90 - 120 days under these agreements.

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. The $925,000 will be paid to Kronos upon Kronos achieving three milestones: (i) $175,000 shall be funded upon delivery and successful testing of electronic boards and power supplies from Kronos' contract manufacturing partner, (ii) $250,000 shall be funded upon obtaining tooling of the current prototype configuration and device testing and performing to HoMedics' specifications, and (iii) $500,000 shall be funded upon the initial sale of Kronos-based air purifiers by HoMedics. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will be due the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $925,000 will also be October 2009. The interest rate will remain at 6% for the $2.4 million in debt; the rate will also be 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. Kronos has issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock.

Kronos SBIR contracts with the U. S. Military, including the U. S. Army Phase I Option and Phase II and the U. S. Navy Phase II contracts, are potentially worth up to $1.5 million in product development and testing support for Kronos Air Technologies. In November 2002, Kronos Air Technologies was awarded by the U. S. Navy for a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $150,000. As of September 30, 2004, the U. S. Navy had provided Kronos with $567,000 in funding for this effort under the Phase II contract. In October 2003, Kronos Air Technologies obtained award notice from the U. S. Army for a SBIR II contract. The first year of the contract is worth $369,000 with an Army option on the second year worth $360,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). As of September 30, 2004, the U. S. Army had provided Kronos with $151,000 in funding for this effort under the Phase II contract.

Net cash flow used in operating activities was $41,000 for the three months ended September 30, 2004. We were able to satisfy most of our cash requirements for this period from the proceeds of our U.S. Navy and U.S. Army Phase II contracts.

In June 2001, we entered into a common stock purchase agreement with Fusion Capital. Pursuant to this agreement, we have sold approximately 6 million shares of our common stock and have received $1.3 million. In August 2002, we terminated our common stock purchase agreement dated June 19, 2001 and entered into a new common stock purchase agreement with Fusion Capital. Pursuant to this second common stock purchase agreement, we sold approximately 12.1 million shares of our common stock and have received $1.9 million. In November 2004, Kronos and Fusion Capital mutually agreed to terminate their existing common stock purchase agreement dated August 12, 2002.

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

GOING CONCERN OPINION

Our Report of Independent Registered Public Accounting Firm includes an explanatory paragraph to their audit opinions issued in connection with our 2004 and 2003 consolidated financial statements that states that we do not have significant cash or other material assets to cover our operating costs. Our ability to obtain additional funding will largely determine our ability to continue in business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net operating loss of $480,000 for the three months ended September 30, 2004. We incurred a net loss from continuing operations of $2.5 million for the fiscal year ended June 30, 2004. As a result, at September 30, 2004 and June 30, 2004, we had an accumulated deficit of $20.6 million and $20.0 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of debt. We expect that our revenues and cash flows from operations may not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos(TM) technologies. No assurances can be given that we will be able to successfully commercialize our Kronos(TM) technologies or that we will ever be profitable.

We will require significant additional financing to sustain our operations and without it we will not be able to continue operations.

At September 30, 2004 and June 30, 2004, we had a working capital deficit of $1.7 million and $1.4 million, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2004, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the three months ended September 30, 2004 and September 30, 2003, we had an operating cash flow deficit of $41,000 and $441,000, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

If obtaining sufficient financing from the U. S. Navy, U. S. Army, HoMedics and /or Cornell Capital Partners were to be unavailable and if we are unable to commercialize and sell our products or technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the, U. S. Navy and U.S. Army SBIR contracts, HoMedics senior debt agreement and / or the Cornell Capital Equity Investment Agreement, Equity Backed Promissory Notes and Standby Equity Distribution Agreement, we may still need additional capital to fully implement our business, operating and development plans. At September 30, 2004 and June 30, 2004, we had a cash balance of current portion of notes payable $41,000 and $69,000, respectively. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.

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

In November 2004, Kronos received a Notice of Allowance from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator" - Electrode Design Geometries has been examined and allowed for issuance as a U. S. patent. Kronos expects that the U.
S. Patent will issue in due course. The patent provides protection for key aspects of Kronos' technology until late in 2021.
Also in November 2004, Kronos received formal notification from the Australian Patent Office indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as an Australian patent (#773626). In October 2004, Kronos received a Notice of Allowance from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator" - Power Supply Management and Control has been examined and allowed for issuance as a U. S. patent. Kronos expects that the U. S. Patent will issue in due course. The patent provides protection for key aspects of Kronos' technology until late in 2021. In April 2004, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator for and a Method of Controlling Fluid" has been examined and allowed for issuance as a U. S. patent (#6,727,657). The patent provides protection for key aspects of Kronos' technology until late in 2021. In December 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Method of and Apparatus for Electrostatic Fluid Acceleration Control of a Fluid Flow" has been examined and allowed for issuance as a U. S. patent (#6,664,741). The patent provides protection for key aspects of Kronos' technology until late in 2020. In January 2003, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled "Electrostatic Fluid Accelerator" had been examined and allowed for issuance as a U. S. patent (#6,504,308). The patent will provide protection for key aspects of Kronos' technology until late in 2019. We have additional U. S. and foreign patent applications pending. The validity and breadth of our intellectual property claims in ion wind generation and electrostatic fluid acceleration and control technology involve complex legal and factual questions and, therefore, may be highly uncertain. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.

Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future.

Possible future impairment of intangible assets would have a material adverse effect on our financial condition.

Our net intangible assets of approximately $2.2 million as of September 30, 2004 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos(TM) technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003. Intangible assets comprise 92% of our total assets as of September 30, 2004. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of

Dr. Igor Krichtafovitch, the lead inventor of the Kronos(TM) technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos(TM) technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2004, we issued five million shares of our common stock, valued at $0.10 per share at an aggregate value of $500,000 to Cornell Capital Partners, LLC. The proceeds will be used for general working capital. In October 2004, we issued 2,941,177 shares to Cornell Capital Partners, LLC as a commitment fee upon Kronos executing the $20 million Standby Equity Distribution Agreement. In the event this Agreement is terminated in accordance with the terms of this Agreement, or the Company does not forward any Advance Notices during the term of this Agreement, the Cornell shall return 2,500,000 shares of the commitment fee shares to the Company. In November 2004, we issued two million shares of our common stock valued at $0.10 per share at an aggregate value of $200,000 to Fusion Capital Partners, LLC. The proceeds were used to eliminate Kronos' non-interest bearing demand obligation to Fusion Capital (refer to Note 7 - Notes Payable to the Financial Statements).

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

10.44           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                Richard A. Papworth                          Form 10-Q for the quarterly period
                                                             ended September 30, 2004 filed on
                                                             May 17, 2004

10.45           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                Daniel R. Dwight                             Form 10-Q for the quarterly period
                                                             ended September 30, 2004 filed on
                                                             May 17, 2004

10.46           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                Richard F. Tusing                            Form 10-Q for the quarterly period
                                                             ended September 30, 2004 filed on
                                                             May 17, 2004

10.47           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                Igor Krichtafovitch                          Form 10-Q for the quarterly period
                                                             ended September 30, 2004 filed on
                                                             May 17, 2004

10.48           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                J. Alexander Chriss                          Form 10-Q for the quarterly period
                                                             ended September 30, 2004 filed on
                                                             May 17, 2004

10.49           Standby Equity Distribution Agreement,       Incorporated by reference to
                dated October 15, 2004, by and between       Exhibit 99.1 to the Registrant's
                Kronos Advanced Technologies, Inc. and       Form 8-K filed on November 12, 2004
                Cornell Capital Partners, LP

10.50           Registration Rights Agreement, dated         Incorporated by reference to
                October 15, 2004, by and between Kronos      Exhibit 99.2 to the Registrant's
                Advanced Technologies, Inc. and Cornell      Form 8-K filed on November 12, 2004
                Capital Partners, LP

10.51           Escrow Agreement, dated October 15, 2004,    Incorporated by reference to
                by and between Kronos Advanced               Exhibit 99.3 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form 8-K filed on November 12, 2004
                Partners, LP

10.52           Placement Agent Agreement, dated October     Incorporated by reference to
                15, 2004, by and between Kronos Advanced     Exhibit 99.4 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form 8-K filed on November 12, 2004
                Partners, LP

10.53           Securities Purchase Agreement, dated         Incorporated by reference to
                October 15, 2004, by and between Kronos      Exhibit 99.5 to the Registrant's
                Advanced Technologies, Inc. and Cornell      Form 8-K filed on November 12, 2004
                Capital Partners, LP


10.54           Investor Registration Rights Agreement,      Incorporated by reference to
                dated October 15, 2004, by and between       Exhibit 99.6 to the Registrant's
                Kronos Advanced Technologies, Inc. and       Form 8-K filed on November 12, 2004
                Cornell Capital Partners, LP

10.55           Escrow Agreement, dated October 15, 2004,    Incorporated by reference to
                by and between Kronos Advanced               Exhibit 99.7 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form 8-K filed on November 12, 2004
                Partners, LP

10.56           Form of Equity-Back Promissory Note in       Incorporated by reference to
                the principal amount of $2,000,000           Exhibit 99.8 to the Registrant's
                                                             Form 8-K filed on November 12, 2004

10.57           First Amendment to Master Loan and           Incorporated by reference to
                Investment Agreement, dated October 25,      Exhibit 99.9 to the Registrant's
                2004, by and among Kronos Advanced Form      8-K filed on November 12, 2004
                Technologies, Inc., f/k/a TSET, Inc.,
                a Nevada corporation, Kronos Air
                Technologies, Inc., a Nevada corporation
                and FKA Distributing Co. d/b/a HoMedics,
                Inc., a Michigan corporation

10.58           Secured Promissory Note, dated October       Incorporated by reference to
                25, 2004, payable to FKA Distributing        Exhibit 99.10 to the Registrant's
                Co., d/b/a HoMedics, Inc., a Michigan        Form 8-K filed on November 12, 2004
                corporation, in the principal amount of
                $925,000

10.59           Amended and Restated Warrant No. 1,          Incorporated by reference to
                dated October 25, 2004, issued to FKA        Exhibit 99.11 to the Registrant's
                Distributing Co. d/b/a HoMedics, Inc.        Form 8-K filed on November 12, 2004

10.60           Amended and Restated Warrant No. 2,          Incorporated by reference to
                dated October 25, 2004, issued to FKA        Exhibit 99.12 to the Registrant's
                Distributing Co. d/b/a HoMedics, Inc.        Form 8-K filed on November 12, 2004

10.61           Warrant No. 3, dated October 25, 2004,       Incorporated by reference to
                issued to FKA Distributing Co. d/b/a         Exhibit 99.13 to the Registrant's
                HoMedics, Inc.                               Form 8-K filed on November 12, 2004

10.62           Amended and Restated Registration Rights     Incorporated by reference to
                Agreement, dated October 25, 2004, by        Exhibit 99.14 to the Registrant's
                And between Kronos Advanced                  Form 8-K filed on November 12, 2004
                Technologies Inc., a Nevada corporation
                and FKA Distributing Co. d/b/a HoMedics,
                a Michigan corporation


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





DATED:   November 15, 2004                  KRONOS ADVANCED TECHNOLOGIES, INC.

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