Form 10QSB
period 2004-12-31
KRONOS ADVANCED TECHNOLOGIES INC
filed 2005-02-14
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2004

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

As of February 12, 2005, there were 71,186,345 shares outstanding of the issuer's common stock.

                                                                PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our condensed (unaudited) consolidated financial statements for the six months ended December 31, 2004.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                             December 31,     June 30,
                                                2004            2004
                                            ------------     -----------
                                             (Unaudited)
Assets

Current Assets
 Cash                                        $ 1,445,090    $    69,063
 Accounts receivable, net                        141,244         97,544
 Prepaids & other                                524,445         71,050
                                              -----------     ----------
    Total Current Assets                       2,110,779        237,657
                                              -----------     ----------

Net Property and Equipment                         4,747          6,292
                                              -----------     ----------

Other Assets
 Intangibles                                   2,110,433      2,253,029
                                              -----------     ----------
    Total Other Assets                         2,110,433      2,253,029
                                              -----------     ----------

Total Assets                                 $ 4,225,959     $ 2,496,978
                                              ===========     ==========

                      Liabilities and Shareholders' Deficit

Current Liabilities
 Accrued expenses and payables
  to directors and officers                  $   101,652     $    36,258
 Accounts payable                                 37,750         272,544
 Accrued expenses                                319,523         312,346
 Deferred revenue                                   -              3,218
 Notes payable to directors and
  officers, current portion                      976,634          76,637
 Other notes payable, current portion          2,131,418         722,289
                                              -----------     ----------
    Total Current Liabilities                  3,566,977       1,423,292
                                              -----------     ----------

Long Term Liabilities
 Notes payable:
  Notes payable to directors and officers         86,632       1,063,266
  Other notes payable                          2,407,940       1,983,039
  Discount on notes payable                         -           (589,261)
                                              -----------     ----------
    Total Long Term Liabilities                2,494,572       2,457,044
                                              -----------     ----------

    Total Liabilities                          6,061,549       3,880,336
                                              -----------     ----------

Shareholders' Deficit
 Common stock, authorized 500,000,000
  shares of $.001 par value -
  74,127,522 and 61,323,845 shares
  outstanding on December 31, 2004 and
  June 30, 2004, respectively                     74,127          61,323
 Capital in excess of par value               23,250,503      18,578,019
 Accumulated deficit                         (25,160,220)    (20,022,700)
                                              -----------     ----------
    Total Shareholders' Deficit               (1,835,590)     (1,383,358)
                                              -----------     ----------
Total Liabilities and Shareholders' Deficit  $ 4,225,959     $ 2,496,978
                                              ===========     ==========


   The accompanying notes are an integral part of these financial statements.
                                       3

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Three months ended December 31,     Six months ended December 31,
                                 -------------------------------     ------------------------------
                                    2004               2003              2004             2003
                                 ----------          --------          --------        -----------
                                 (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)

Sales                            $   139,918        $   111,528      $   381,451       $   241,545

Cost of sales                        115,928             73,052          333,848           155,805
                                  -----------        -----------      -----------        ----------
Gross Profit                          23,990             38,476           47,603            85,740
                                  -----------        -----------      -----------        ----------

Selling, General and
 Administrative expenses
  Compensation and benefits          295,133            209,724          518,003           412,547
  Research and development            36,577             19,023           54,565            38,851
  Professional services              (65,396)            73,646          (13,057)          117,284
  Depreciation and amortization       98,441             70,465          198,275           141,044
  Insurance                           30,283             36,938           92,241            73,875
  Facilities                          25,046             25,837           43,933            44,710
  Other selling general and
   administrative expenses           110,025             66,684          139,943           103,499
                                  -----------        -----------      -----------        ----------
 Selling, General and
  Administrative expenses            530,109            502,317        1,033,903           931,810
                                  -----------        -----------      -----------        ----------

Net Operating Loss                  (506,119)          (463,841)        (986,300)         (846,070)

Loss on Debt Restructuring        (3,857,467)              -          (3,857,467)             -
Other Income                             403             22,000              403            22,000
Interest Expense                    (152,547)          (128,152)        (294,156)         (296,422)
                                  -----------        -----------      -----------        ----------

Net Loss                         $(4,515,730)       $  (569,993)     $(5,137,520)      $(1,120,492)
                                  ===========        ===========      ===========       ===========

Basic and Diluted Loss Per Share $     (0.06)       $     (0.01)     $     (0.08)      $     (0.02)
                                  ===========        ===========      ===========       ===========

Weighted average shares
 outstanding                      70,022,575         56,945,587       65,673,210        55,459,617


   The accompanying notes are an integral part of these financial statements.
                                       4

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      For the six months ended December 31,
                                      -------------------------------------
                                           2004               2003
                                         --------           ---------
                                       (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss from operations              $ (5,137,520)       $ (1,120,492)
 Adjustments to reconcile net loss to
 net cash used in operations
  Depreciation and amortization             198,275             141,044
  Common stock issued for
   compensation/services                       -                 79,200
  Accretion of note discount                 92,965             132,304
  Loss on debt restructuring              3,857,467                -
 Change In
  Accounts receivable                       (43,700)             26,261
  Prepaid expenses and other assets          53,222             (79,264)
  Deferred revenue                           (3,218)            (69,682)
  Accounts payable                         (271,052)            (93,620)
  Accrued expenses and other liabilities    108,829              (4,410)
                                        ------------        ------------
    Net cash Used in Operations          (1,144,732)           (988,659)

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in patent protection            (54,134)            (63,539)
                                        ------------        ------------
Net cash Used in Investing Activities       (54,134)            (63,539)
                                        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                 1,324,118             805,851
 Proceeds from short-term borrowings        100,000                -
 Repayments of short-term borrowings       (342,607)           (216,999)
 Proceeds from long-term borrowings       4,400,000                -
 Retirement and repayments of
  long-term debt                         (2,400,000)               -
 Debt acquisition costs                    (506,618)               -
                                        ------------        ------------
Net cash Provided by Financing
 Activities                               2,574,893             588,852
                                        ------------        ------------
NET (DECREASE) INCREASE IN CASH           1,376,027            (463,346)

CASH
 Beginning of period                         69,063             641,178
                                        ------------        ------------
 End of period                         $  1,445,090        $    177,832
                                        ============        =============

Supplemental schedule of non-cash investing and financing activities:

 Interest paid in cash                 $      9,516        $      6,006
                                        ============        =============

 Accounts payable/accrued expense
  converted to notes payable           $       -           $    805,300
                                        ============        =============

   The accompanying notes are an integral part of these financial statements.
                                       5

                       KRONOS ADVANCED TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Kronos Advanced Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three and six month periods ended December 31, 2004 and are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2005.

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

NOTE 2 - REALIZATION OF ASSETS AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the period ended December 31, 2004. In addition, the Company has used, rather than provided, cash in its operations. The Company is currently using its resources in its efforts to raise capital necessary to bring the technology to market, and to provide for its working capital needs.

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

US Navy SBIR. In November 2002, Kronos was awarded by the U. S. Navy a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $145,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos(TM) devices being developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. During Phase II, Kronos developed and produced a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U.S. Navy unique environment. The "cell" has been designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. As of January 31, 2004, the U. S. Navy had provided Kronos with $580,000 in funding for this effort.

US Army SBIR Option. In October 2003, the U.S. Army awarded Kronos the Small Business Innovation Research Phase II contract. The contract is worth $369,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). Kronos initiated work under the Phase II contract in December 2003. In December 2004, the U.S. Army extended the first year of the contract to February 2005. As of January 31, 2004, the U. S. Army had provided Kronos with $275,000 in funding for this effort.

Cornell Equity and Equity Backed Financing. In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold five million unregistered shares of Kronos common stock for gross proceeds of $500,000. Cornell Capital Partners committed to provide $4 million pursuant to two Equity Backed Promissory Notes: $2 million was funded upon the filing an SB-2 Registration Statement and $2 million will be funded upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for up to $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty-four months.

HoMedics provided debt financing. In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1.0 million in funding (refer to Note 10 - Commitments and Contingencies below).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method. The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 fiscal year end.

Reclassifications. Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 presentation. None of these reclassifications affected previously reported financial position, results of operations or cash flows of the Company.

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and of each of its subsidiaries for the periods in which the subsidiaries were owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At December 31, 2004, we had only one subsidiary, Kronos Air Technologies, Inc.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with a remaining maturity of six months or less when purchased, to be cash equivalents.

Accounts Receivable. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at December 31, 2004 and June 30, 2004. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.

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

Revenue Recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) 104, which requires evidence of an agreement, delivery of the product or services at a fixed or determinable price, and assurance of collection within a reasonable period of time. Further, Kronos Air Technologies recognizes revenue on the sale of the custom-designed contract sales under the percentage-of-completion method of accounting in the ratio that costs incurred to date bear to estimated total costs. For uncompleted contracts where costs and estimated profits exceed billings, the net amount is included as an asset in the balance sheet. For uncompleted contracts where billings exceed costs and estimated profits, the net amount is included as a liability in the balance sheet. Sales are reported net of applicable cash discounts and allowances for returns. Revenue from government grants for research and development purposes is recognized as revenue as long as the Company determines that the government will not be the sole or principal expected ultimate customer for the research and development activity or the products resulting from the research and development activity. Otherwise, such revenue is recorded as an offset to research and development expenses in accordance with the Audit and Accounting Guide, Audits of Federal Government Contractors. In either case, the revenue or expense offset is not recognized until the grant funding is invoiced and any customer acceptance provisions are met or lapse.

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

RECENT ACCOUNTING PRONOUNCEMENTS - Management does not believe that recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at December 31, 2004 and June 30, 2004 are as follows:



                                             December 31, 2004
                                                (Unaudited)     June 30, 2004
                                                -------------   -------------
Benefit from carryforward of capital and
 net operating losses                           $  5,387,670    $  4,841,083
Other temporary differences                          156,740         156,740
Less:
  Valuation allowance                             (5,544,410)     (4,997,823)
                                                -------------   -------------
Net deferred tax asset                          $       -       $       -
                                                =============   =============

The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                                       December 31, 2004
                                                           (Unaudited)                June 30,2004
                                                   ---------------------------  ----------------------------
                                                                      % of                         % of
                                                        Amount    Pre-Tax Loss      Amount      Pre-Tax Loss
                                                   -------------  ------------  --------------  ------------
Benefit for income tax at federal statutory rate   $  1,746,757          34.0%  $     848,265          34.0%
Benefit for income tax at state statutory rate          102,401          2.0 %         49,728           2.0%
Non-deductible expenses                              (1,302,571)       (25.4)%       (123,348)        (4.9)%
Increase in valuation allowance                        (546,587)       (10.6)%       (774,645)       (31.0)%
                                                   -------------  ------------  --------------  ------------
                                                   $       -              0.0%  $        -              0.0%
                                                   =============  ============  ==============  ============


The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At December 31, 2004, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $12.6 million of unused Federal net operating losses, $2.3 million of capital losses and $9.6 million of unused State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2025 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 5 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Company licenses, manufactures and distributes air movement and purification devices utilizing the Kronos(TM) technology. For the six months ended December 31, 2004 and the fiscal year ended June 30, 2004, the Company operated only in the U.S.

NOTE 6 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 65,673,210 and 55,459,617 for the six months ended December 31, 2004 and 2003, respectively.

As of December 31, 2004, there were outstanding options to purchase 12,813,812 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of December 31, 2003, there were outstanding options and warrants to purchase 11,040,260 and 15,792,342 shares, respectively, of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 7 - NOTES PAYABLE

The Company had the following obligations as of December 31, 2004 and June 30, 2004,


                                       December 31, 2004       June 30, 2004
                                           (Unaudited)
                                        ---------------       ---------------
 Obligation to HoMedics (1)             $    2,400,000        $   2,400,000
 Discount on obligation to HoMedics               -                (589,261)
 Obligation to Cornell (2)                   2,000,000                 -
 Obligation to current employees (3)         1,063,266            1,139,903
 Obligation for finance leases (4)              39,358               50,327
 Obligation to Fusion Capital (5)                 -                 200,000
 Obligations to others (6)                     100,000               55,000
                                        ---------------       ---------------
                                             5,602,624            3,255,971
Less:
 Current portion                             3,108,052              798,926
                                        ---------------       ---------------
 Total long term obligations net of
     current portion                    $    2,494,572        $   2,457,044
                                        ===============       ===============

(1) This note has a 5 year term and bears interest at 6%. In October 2004, HoMedics agreed to extend repayment of this note. This note was issued along with warrants for the purchase of 13.6 million shares of the Company's common stock. As a result, the note was recorded with a discount of $893,000 that was being amortized against earnings using the interest rate method of amortization. In October 2004, the note was amended to extend payment terms (refer to Note 10 - Commitments and Contingencies). As a result, the discount on the obligation was expensed in full during the quarter ended December 31, 2004.

(2) This note has less than a one year term and bears interest at 12%. Payments on the note begin upon a Registration Statement decelerated effective by the SEC.

(3) These notes bear interest at the rate of 12% and are due December 31, 2006. Under the terms of the notes, $721,474 was due and payable at December 31, 2004.

(4) See Note 8 below.

(5) This is a non-interest bearing demand obligation and was only outstanding until Fusion Capital purchased enough stock from the Company to eliminate the advance position. In November 2004, Fusion Capital purchased two million shares of the Company's Common Stock to eliminate the advance position.

(6) There was one other obligation at December 31, 2004 for $100,000 at the rate of 12%. The note was currently due and payable at December 31, 2004.

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

Minimum Future Lease Payments and Present Values of the Net Minimum Lease
Payments

Period ended December 31,
-----------------------------------
     2005                                         $ 31,418
     2006                                           14,853
                                                  ---------
 Total minimum lease payments                       46,271
Less:  Executory costs                                -
                                                  ---------
 Net minimum lease payments                         46,271
Less:  Imputed interest                             (6,913)
                                                  ---------
 Present value of net minimum lease payments      $ 39,358
                                                  =========

Of the equipment that was purchased using capital leases, $10,650 was capitalized and the remaining $65,782 was expensed through research and development and cost of sales. In the three and six months ended December 31, 2004, the Company paid $11,292 and $15,969 in principal and $3,642 and $4,999 in interest on capital leases, respectively. In the three and six months ended December 31, 2003, the Company paid $5,000 and $9,703 in principal and $4,085 and $8,466 in interest on capital leases, respectively.

NOTE 9 - CONSULTING AGREEMENTS

On October 31, 2003, the Company entered into a 10-month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin, principals of Fusion Capital, for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 31, 2003 as the share grant was non-forfeitable and fully vested on that date. The stock was valued on that date at $0.22 a share (the closing price for the Company's common stock on the measurement date). The stock issuance has been recorded as a prepaid consulting fee and was amortized to Professional Fee Expense ratably over the ten month term of the contract. Under this contract, expenses of $0 and $12,586 were recorded for the three and six months ended December 31, 2004, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional 26,507,628 ten year warrants exercisable at $0.10 per share. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. The $925,000 will be paid to Kronos upon Kronos achieving three milestones: (i) $175,000 shall be funded upon delivery and successful testing of electronic boards and power supplies from Kronos' contract manufacturing partner, (ii) $250,000 shall be funded upon obtaining tooling of the current prototype configuration and device testing and performing to HoMedics' specifications, and (iii) $500,000 shall be funded upon the initial sale of Kronos-based air purifiers by HoMedics. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will be due the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $925,000 will also be October 2009. The interest rate will remain at 6% for the $2.4 million in debt; the rate will also be 6% on the additional debt. As a result of this debt restructuring, the Company recognized a loss of $3,857,467 which represents the reacquisition price less the net carrying value of the debt restructuring. The reacquisition price is made up of $2,400,000 which is the amount of the new debt and $3,361,161 which represents the value of the warrants using the Black-Scholes method. The net carrying value is the $2,400,000 which is the old debt less the unamortized debt discount of $496,296.

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two Equity Backed Promissory Notes, which have or will be funded as follows: $2 million was funded upon the filing of an SB-2 Registration Statement and $2 million will be funded upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty four months. Kronos received $0.5 million in funding upon the amendment of the HoMedics debt financing and $2 million upon filing of an SB-2 Registration Statement. Kronos expects to receive an additional $2 million over the next 60 - 90 days under these agreements.

Employment Agreements

The Company entered into an Employment Agreement with its President and Chief Executive Officer, Daniel Dwight, effective as of February 11, 2001. The initial term of the Employment Agreement was for two years and the agreement will automatically renew for successive one year terms unless written notice within six months of the end of the renewal term is received by either party. The Board of Directors renewed the Employment Agreement on August 13, 2003 and again on August 15, 2004. The Employment Agreement provides for base cash compensation of $180,000 per year and eligibility for annual incentive bonus compensation in an amount equal to annual salary based on the achievement of certain bonus objectives.

The Company entered into an Employment Agreement with its Chief Operating Officer, Richard Tusing, effective as of January 1, 2003. The initial term of the Employment Agreement is for two years and will automatically renew for successive one year terms unless written notice within six months of the end of the initial term or any subsequent renewal term is received by either party. The Board of Directors renewed the Employment Agreement on October 1, 2004. The Employment Agreement provides for base cash compensation of $160,000 per year.

NOTE 11 - SUBSEQUENT EVENTS

In January 2005, Cornell Capital Partners returned 2,941,177 shares to the Company. These shares were acquired by Cornell in private placement transactions entered into in October 2004. As a result, Cornell became the beneficial owner of over 9.9% of Kronos' outstanding shares. Cornell and Kronos terminated one private placement and Cornell returned to Kronos 2,941,177 shares bringing Cornell's holdings to 5,000,000 shares under 9.9% of Kronos' outstanding shares. Pursuant to a new Standby Equity Distribution Agreement dated January 28, 2005 Cornell has agreed to accept 1,470,587 shares in 6 months and 1,470,588 in 12 months.

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

The proprietary Kronos(TM) technology involves the application of high voltage management across paired electrical grids to create an ion exchange that moves and purifies air. Kronos(TM) technology has numerous valuable characteristics. It moves air and gases at high velocities while removing odors, smoke and particulates and killing pathogens, including bacteria, mold and spores. The technology is cost-effective and is more energy efficient than current alternative fan and filter (including HEPA filter and ultraviolet light based) technologies. Although no commercial products using the Kronos(TM) technology have been sold to date, in August 2004, the Company and its strategic consumer products partner, HoMedics, initiated the transition to mass production of the Kronos-based consumer standalone product line.

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

Kronos' focus is on the first four of these market segments which are described in more detail below. Kronos is currently developing products for the air movement and purification, air purification for unique spaces, and specialized military markets through specific customer contracts. Kronos is currently undertaking research and development in the embedded micro cooling market using Company funds and a third party grant. These contracts and grant are described in more detail in the Technology Application and Product Development section of this filing.

    o Air Movement and Purification. Indoor air pollution, including "sick building syndrome" and "building related illness," is primarily caused by inadequate ventilation, chemical contaminants from indoor and outdoor sources and biological contaminants. There is also a demand for smaller devices that move, heat and deodorize the indoor air stream. The addressable air movement and purification segment is made up of four principal applications: (1) residential, (2) health care, (3) hospitality and (4) commercial.

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

    o Embedded Cooling. Heat generation is becoming a major bottleneck in high density electronics. We believe that the embedded cooling market segment offers Kronos a near term opportunity to develop an alternative to fans for air movement and cooling inside of personal computers , servers and medical diagnostic equipment and a long term opportunity to develop micro channel cooling solutions for next generation microchips.

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

         We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that is an efficient, high quality product which is cost effective and easy to operate. In August 2004, the Company and HoMedics initiated the transition to mass production of the Kronos-based consumer standalone product line. In October 2004, Kronos received its first shipment of electronics from Flextronics International USA, Inc. In November, Kronos successfully tested the technical hardware and related power supplies manufactured by Flextronics, including the successful incorporation of gas sensors. The gas sensors were developed in conjunction with a leading gas sensing technology supplier for Kronos' unique operating requirements. Kronos is continuing to prepare for mass production of the electronics for each of the products in the air purification product line. Kronos expects begin to receive larger quantities of electronics and gas sensors during the coming months for installation and testing in prototype production devices.

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

    o Commercial Products. Kronos is seeking to leverage its consumer product development work with HoMedics to market and sell our own commercial line of standalone air purifiers. This commercial line of Kronos(TM)-based air purifiers would attempt to address the specific air quality issues, including odors, bacteria and viruses, found in most nursing home and assisted living, healthcare and other commercial facilities. Kronos expects to secure production of its own commercial line of standalone air purifiers from HoMedics. By securing products from HoMedics, Kronos believes it will provide the Company with a higher quality and more cost effective commercial air purification product line.

    o Other Standalone Products. In December 2004, Kronos completed the initial design, development and production of a series of small modular devices that can be used as space heaters, deodorizers and/or fans. Based on the proprietary Kronos technology, these devices are currently undergoing testing and evaluation. Kronos is assessing potential strategic partners for manufacturing, marketing, selling and distributing these Kronos-based products.

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

         U.S. Navy SBIR Contracts. In November 2002, the U. S. Navy awarded Kronos a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $145,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos(TM) devices developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. Kronos has completed production of an advanced distributive air management system and is completing testing and evaluation prior to delivering the product to Northrop Grumman.

         During Phase II, Kronos developed and produced a fully controlled device that represents a "cell" of an advanced distributive air management system with medium capacity airflow in a U. S. Navy unique environment. The "cell" has been designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships. During the term of the contract, Kronos designed a new generation power supply, improved the efficiency of the core technology to allow for increased air movement and filtration, and initiated selection with the U. S. Navy of the specifications for the commercial products. As of January 31, 2004, the U. S. Navy had provided Kronos with $580,000 in funding for this effort.

         As part of its air management system, Kronos has developed and intends to test the air filtration mechanism capable of performing to HEPA quality standards. We believe that Kronos(TM) devices could replace current HEPA filters with a permanent, easily cleaned, low-cost solution. Among the technical advantages of the Kronos(TM) technology over HEPA filters is the ability of the Kronos-based devices to eliminate the energy burden on air handling systems, which must generate high levels of backpressure necessary to move air through HEPA-based systems. Kronos-based devices enhance the air flow while providing HEPA level filtration.

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

         Kronos is pursuing Phase III (production phase) support for the Kronos(TM)-based advanced distributive air management system being developed under Phase II. Kronos is working with Northrop Grumman and others in this regard.

         U.S. Army SBIR Contracts. In August 2003, Kronos was awarded the option on its U. S. Army Small Business Innovation Research Phase I contract bringing the value of the Phase I contract award to $120,000. In October 2003, the U.S. Army awarded Kronos the Small Business Innovation Research Phase II contract. The contract is worth $369,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). Kronos initiated work under the Phase II contract in December 2003. In December 2004, the U. S. Army extended the first year of the contract until February 2005. In February 2005, the Army agreed not to pursue the Phase II option. As of January 31, 2004, the U. S. Army had provided Kronos with $275,000 in funding for this effort under the Phase II contract.

         Kronos is seeking to leverage its military application development work with the U. S. Navy to develop and produce air handlers and purifiers for commercial and industrial facilities. A future potential commercial line of Kronos(TM)-based air handlers and purifiers would attempt to address the specific air quality issues, including bacteria and other germs, found in large enclosed spaces such as office buildings and multi-dwelling residential complexes, while providing more efficient air movement.

    o Transportation Products. In January 2003, Kronos extended its work into the transportation industry by signing a Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos(TM) devices being designed and manufactured under this contract will need to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI). The Company has completed product design and development based on the customer's specific product application requirements. We are currently testing and evaluating the prototype product.

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

    o Microelectronics Cooling Products. In December 2004, Kronos and the University of Washington were awarded funding for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center ("WTC"). The objective of the project is to develop a novel energy-efficient
         heat transfer technology for cooling microelectronics.   Thermal
         management for microelectronics and MEMS systems is a challenge. Existing cooling devices aren't meeting increasing needs for energy consumption and heat dissipation. Kronos air handling technology is an emerging technology that uses an electric field to exert force on ionized gas. Kronos is attempting to develop an improved microchip air handling system that is smaller in size, has high speed airflow, allows more targeted delivery of cooling to areas of highest heat and is compatible with current processes. Kronos stated that the WTC will contribute $40,000 to the project, with Kronos contributing $8,000, plus $32,000 in in-kind services, including use of the Kronos Research and Product Development Facility.

Patents and Intellectual Property

    o Six U.S. Patents Allowed for Issuance. Kronos has received notification that six of its patents have been allowed for issuance by the United States Patent and Trademark Office. These patents are considered utility patents which describe fundamental innovations in the generation, management and control of Electrostatic Fluids, including air movement, filtration and purification. Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products. The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.

          - In December 2004, Kronos received a Notice of Allowance from the United States Patent and Trademark Office indicating that its application entitled "Spark Management Method and Device" has been examined and allowed for issuance as a U. S. patent. Kronos expects that the U. S. Patent will issue in due course. The patent provides protection for key aspects of Kronos' technology until late in 2021.

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

    o First International Patent Allowed for Issuance. In November 2004, Kronos received formal notification from the Commonwealth of Australian Patent Office indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as an Australian patent (#773626). There are a number of other patent applications corresponding to Kronos' six U.S. Patents that have been filed and are pending outside of the United States.

    o Additional Patent Applications. A number of additional patent applications have been filed for, among other things, the control and management of electrostatic fluid acceleration. These additional patent applications are either being examined or are awaiting examination by the Patent Office.

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

Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission Staff Bulletin 104 ("SAB 104"). Further, Kronos Air Technologies recognizes revenue on the sale of custom-designed contract sales under the percentage-of-completion method of accounting in the ratio that costs incurred to date bear to estimated total costs. For uncompleted contracts where costs and estimated profits exceed billings, the net amount is included as an asset in the consolidated balance sheet. For uncompleted contracts where billings exceed costs and estimated profits, the net amount is included as a liability in the consolidated balance sheet. Sales are reported net of applicable cash discounts and allowances for returns.

RESULTS OF OPERATIONS

The Company's net loss for the six months ended December 31, 2004 was $5,138,000, compared with a net loss of $1,120,000 for the corresponding period of the prior year. The increase in the net loss was primarily the result of the restructuring of the HoMedics debt (refer to Note 10 - Commitments and Contingencies) which resulted in a non-cash charge to operations of $3,857,000.

The Company's net operating loss for the six months ended December 31, 2004 increased by 17% to $986,000, compared with a net operating loss of $846,000 for the corresponding period of the prior year. The $140,000 increase in the net operating loss was primarily the result of an increase in selling, general and administrative expenses ($102,000) and a decrease in gross profit ($38,000).

Revenue. Revenues are generated through sales of Kronos(TM) devices, and fees earned from licensing the Kronos(TM) technology and providing technical services to our customers at Kronos Air Technologies, Inc. Revenue for the six months ended December 31, 2004 was $381,000. These revenues were primarily from our

U.S. Navy SBIR Phase II and U. S. Army SBIR Phase II contracts. Revenue of $242,000 recorded during the corresponding period of the prior year was primarily from our HoMedics, U. S. Navy SBIR Phase II and U. S. Army SBIR Phase I and Phase I Option contracts.

Cost of sales. Cost of sales for the six months ended December 31, 2004 was $334,000 compared to $156,000 for the corresponding period of the prior year, respectively. Cost of sales in the current year was primarily development costs associated with our U. S. Navy SBIR and U. S. Army SBIR contracts. Prior year cost of sales related to revenue from our HoMedics, U. S. Navy SBIR and U. S. Army SBIR contracts.

Gross profit. Gross profit for the six months ended December 31, 2004 was $48,000 compared to $86,000 for the corresponding period of the prior year because of the increased cost to build products under contract for the U.S. Navy and U.S. Army, partially offset by the increase in revenue from these contracts.

Selling and other general administrative expenses. Selling, general and administrative expenses for the six months ended December 31, 2004 increased 11% to $1,034,000 compared to $932,000 for the corresponding period of the prior year. This $102,000 increase was primarily the result of an increase in compensation and benefits ($105,000) because of the expansion of the Company's research and product development team and an increase in the cost of health benefits, an increase in depreciation and amortization ($57,000) because of the increase in amortization of expenditures for intellectual property development and for research and product development, an increase in insurance ($18,000) because of the increase in directors and officers and product liability insurance, an increase in research and development ($16,000) because the company expanded its development of new products, partially offset by a decrease in professional services ($130,000) because of a decrease in legal and accounting expenses and the capitalization of patent counsel expenditures for the development of the Company's intellectual property.

Loss on Debt Restructuring. Loss on debt restructuring for the six months ended December 31, 2004 was $3,857,000 and represented the non-cash charge to operations for the cost to restructure the HoMedics debt, including the cost to issue 26 million warrants (refer to Note 10 - Commitments and Contingencies).

Other income. Other income for the six months ended December 31, 2003 was $22,000 and was consideration earned from the assignment of the Company's stock repurchase rights to Fusion Capital who made a partial repurchase of the Company's stock used in May 2003 to acquire the remaining license rights to the Kronos(TM) technology not included in the original acquisition of Kronos Air Technologies, Inc.

Interest expense. Interest expenses for the six months ended December 31, 2004 was $294,000 compared to $296,000 for the corresponding period of the prior year.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004

Our total assets at December 31, 2004 and June 30, 2004 were $4.2 and $2.5 million, respectively. Total assets at December 31, 2004 were comprised primarily of $2.1 million of patents/intellectual property and $1.4 million of cash. Total assets at June 30, 2004 were comprised primarily of $2.3 million of patents/intellectual property. Total current assets at December 31, 2004 and June 30, 2004 were $2.1 million and $0.2 million, respectively, while total current liabilities for those same periods were $3.6 million and $1.4 million, respectively, creating a working capital deficit of $1.5 million and $1.2 million at each respective period end. This 23% increase in the working capital deficit was primarily the result of increases in the current portion of notes payable ($2.3 million) offset by an increase in cash ($1.4 million). In the increase in the current portion of notes payable was the result of the Company incurring $2.0 million in short term debt financing from Cornell Capital Partners and $1.0 million in notes payable to directors and officers coming due in the next twelve months offset by the $0.7 million of HoMedics debt being restructured from short term to long term debt.

Shareholders' deficit as of December 31, 2004 and June 30, 2004 was $1.8 million and $1.4 million, respectively. The increase in accumulated deficit ($5.1 million) was partially offset by an increase in paid in capital ($4.7 million) during the six months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt and customer contracts for research and product development to finance our operations.

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two Equity Backed Promissory Notes, which have or will be funded as follows: $2 million was funded upon the filing an SB-2 Registration Statement and $2 million will be upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty four months. Kronos received $0.5 million in funding upon the amendment of the HoMedics debt financing and $2 million upon filing of the Registration Statement. Kronos expects to receive an additional $2 million over the next 60 - 90 days under these agreements.

In November 2004, Kronos sold 2.8 million unregistered shares for gross proceeds of $280,000 to a group of accredited investors.

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. The $925,000 will be paid to Kronos upon Kronos achieving three milestones: (i) $175,000 shall be funded upon delivery and successful testing of electronic boards and power supplies from Kronos' contract manufacturing partner, (ii) $250,000 shall be funded upon obtaining tooling of the current prototype configuration and device testing and performing to HoMedics' specifications, and (iii) $500,000 shall be funded upon the initial sale of Kronos-based air purifiers by HoMedics. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will be due the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $925,000 will also be October 2009. The interest rate will remain at 6% for the $2.4 million in debt; the rate will also be 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. In connection with the October 2004 agreements, Kronos issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock.

Kronos SBIR contracts with the U. S. Military, including the U. S. Army Phase I Option and Phase II and the U. S. Navy Phase II contracts, are potentially worth up to $1.5 million in product development and testing support for Kronos Air Technologies. In November 2002, Kronos Air Technologies was awarded by the U. S. Navy for a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $150,000. As of January 31, 2004, the U. S. Navy had provided Kronos with $580,000 in funding for this effort under the Phase II contract. In October 2003, Kronos Air Technologies obtained award notice from the U. S. Army for a SBIR II contract. The contract is worth $369,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). As of January 31, 2004, the U. S. Army had provided Kronos with $275,000 in funding for this effort under the Phase II contract.

Net cash flow used in operating activities was $1.1 million for the six months ended December 31, 2004. We were able to satisfy most of our cash requirements for this period from the proceeds of the sale of equity to Cornell Capital Partners and a group of accredited investors, the first $2 million Equity Backed Promissory Note with Cornell Capital Partners and our U.S. Navy and U.S. Army Phase II contracts.

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

We estimate that achievement of our business plan will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to senior debt funding from the HoMedics Secured Promissory Notes; equity funding from the Cornell Capital Equity Investment Agreement, Equity Backed Promissory Notes and the Standby Equity Distribution Agreement; and/or the sale of additional equity in our Company; cash flow generated from government grants and contracts, which includes funding from the Small Business Innovation Research contracts sponsored by the United States Navy and Army awarded to Kronos Air Technologies; and cash flow generated from customer revenue. There are no assurances that these sources of funding will be adequate to meet our cash flow needs.

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

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net loss of $5,137,000 for the six months ended December 31, 2004. We incurred a net loss of $2.5 million for the fiscal year ended June 30, 2004. As a result, at December 31, 2004 and June 30, 2004, we had an accumulated deficit of $25.2 million and $20.0 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of debt. We expect that our revenues and cash flows from operations may not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos(TM) technologies. No assurances can be given that we will be able to successfully commercialize our Kronos(TM) technologies or that we will ever be profitable.

We will require significant additional financing to sustain our operations and without it we will not be able to continue operations.

At December 31, 2004 and June 30, 2004, we had a working capital deficit of $1.5 million and $1.2 million, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2004, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the six months ended December 31, 2004 and December 31, 2003, we had an operating cash flow deficit of $1.1 million and $1.0 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

If obtaining sufficient financing from the U. S. Navy, U. S. Army, HoMedics and /or Cornell Capital Partners were to be unavailable and if we are unable to commercialize and sell our products or technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the, U. S. Navy and U.S. Army SBIR contracts, HoMedics senior debt agreement and / or the Cornell Capital Equity Investment Agreement, Equity Backed Promissory Notes and Standby Equity Distribution Agreement, we may still need additional capital to fully implement our business, operating and development plans. At December 31, 2004 and June 30, 2004, we had a cash balance of $1,445,000 and $69,000, respectively. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.

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

Our net intangible assets of approximately $2.1 million as of December 31, 2004 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos(TM) technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003. Intangible assets comprise 50% of our total assets as of December 31, 2004. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of

Dr. Igor Krichtafovitch, the lead inventor of the Kronos(TM) technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos(TM) technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

Our common stock is deemed to be "Penny Stock," subject to special requirement and conditions and may not be a suitable investment.

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:

    -    With a price of less than $5.00 per share;
    -    That are not traded on a "recognized" national exchange;
    - Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or
    - In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2004, we issued 5 million shares of our common stock, valued at $0.10 per share at an aggregate value of $500,000 to Cornell Capital Partners, LLC and
2.8 million shares of our common stock valued at $0.10 per share at an aggregate value of $280,000 to a group of accredited investors. The proceeds will be used for general working capital. In October 2004, we issued 2,941,177 shares to Cornell Capital Partners, LLC as a commitment fee upon Kronos executing the $20 million Standby Equity Distribution Agreement. In the event this Agreement is terminated in accordance with the terms of this Agreement, or the Company does not forward any Advance Notices during the term of this Agreement, the Cornell shall return 2,500,000 shares of the commitment fee shares to the Company. In January 2005, Cornell Capital Partners returned 2,941,177 shares to Kronos to bring Cornell Capital Partners ownership below 9.9%. In November 2004, we issued 2 million shares of our common stock valued at $0.10 per share at an aggregate value of $200,000 to Fusion Capital Partners, LLC. The proceeds were used to eliminate Kronos' non-interest bearing demand obligation to Fusion Capital.


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

10.32           Employment Agreement, effective              Incorporated by reference to
                February 11, 2001 by and between             Exhibit 10.55 to the Registrant's
                TSET, Inc. and Daniel R. Dwight              Form 10-Q for the quarterly period
                                                             ended March 31, 2002 filed on
                                                             May 15, 2002

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

10.44           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                Richard A. Papworth                          Form 10-Q for the quarterly period
                                                             ended December 31, 2004 filed on
                                                             May 17, 2004

10.45           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                Daniel R. Dwight                             Form 10-Q for the quarterly period
                                                             ended December 31, 2004 filed on
                                                             May 17, 2004

10.46           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                Richard F. Tusing                            Form 10-Q for the quarterly period
                                                             ended December 31, 2004 filed on
                                                             May 17, 2004

10.47           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                Igor Krichtafovitch                          Form 10-Q for the quarterly period
                                                             ended December 31, 2004 filed on
                                                             May 17, 2004

10.48           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                J. Alexander Chriss                          Form 10-Q for the quarterly period
                                                             ended December 31, 2004 filed on
                                                             May 17, 2004



10.49           Standby Equity Distribution Agreement,       Incorporated by reference to
                dated October 15, 2004, by and between       Exhibit 99.1 to the Registrant's
                Kronos Advanced Technologies, Inc. and       Form 8-K filed on February 12, 2004
                Cornell Capital Partners, LP

10.50           Registration Rights Agreement, dated         Incorporated by reference to
                October 15, 2004, by and between Kronos      Exhibit 99.2 to the Registrant's
                Advanced Technologies, Inc. and Cornell      Form 8-K filed on February 12, 2004
                Capital Partners, LP

10.51           Escrow Agreement, dated October 15, 2004,    Incorporated by reference to
                by and between Kronos Advanced               Exhibit 99.3 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form 8-K filed on February 12, 2004
                Partners, LP

10.52           Placement Agent Agreement, dated October     Incorporated by reference to
                15, 2004, by and between Kronos Advanced     Exhibit 99.4 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form 8-K filed on February 12, 2004
                Partners, LP

10.53           Securities Purchase Agreement, dated         Incorporated by reference to
                October 15, 2004, by and between Kronos      Exhibit 99.5 to the Registrant's
                Advanced Technologies, Inc. and Cornell      Form 8-K filed on February 12, 2004
                Capital Partners, LP


10.54           Investor Registration Rights Agreement,      Incorporated by reference to
                dated October 15, 2004, by and between       Exhibit 99.6 to the Registrant's
                Kronos Advanced Technologies, Inc. and       Form 8-K filed on February 12, 2004
                Cornell Capital Partners, LP

10.55           Escrow Agreement, dated October 15, 2004,    Incorporated by reference to
                by and between Kronos Advanced               Exhibit 99.7 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form 8-K filed on February 12, 2004
                Partners, LP

10.56           Form of Equity-Back Promissory Note in       Incorporated by reference to
                the principal amount of $2,000,000           Exhibit 99.8 to the Registrant's
                                                             Form 8-K filed on February 12, 2004

10.57           First Amendment to Master Loan and           Incorporated by reference to
                Investment Agreement, dated October 25,      Exhibit 99.9 to the Registrant's
                2004, by and among Kronos Advanced           Form 8-K filedon February 12, 2004
                Technologies, Inc., f/k/a TSET, Inc.,
                a Nevada corporation, Kronos Air
                Technologies, Inc., a Nevada corporation
                and FKA Distributing Co. d/b/a HoMedics,
                Inc., a Michigan corporation

10.58           Secured Promissory Note, dated October       Incorporated by reference to
                25, 2004, payable to FKA Distributing        Exhibit 99.10 to the Registrant's
                Co., d/b/a HoMedics, Inc., a Michigan        Form 8-K filed on February 12, 2004
                corporation, in the principal amount of
                $925,000

10.59           Amended and Restated Warrant No. 1,          Incorporated by reference to
                dated October 25, 2004, issued to FKA        Exhibit 99.11 to the Registrant's
                Distributing Co. d/b/a HoMedics, Inc.        Form 8-K filed on February 12, 2004

10.60           Amended and Restated Warrant No. 2,          Incorporated by reference to
                dated October 25, 2004, issued to FKA        Exhibit 99.12 to the Registrant's
                Distributing Co. d/b/a HoMedics, Inc.        Form 8-K filed on February 12, 2004



10.61           Warrant No. 3, dated October 25, 2004,       Incorporated by reference to
                issued to FKA Distributing Co. d/b/a         Exhibit 99.13 to the Registrant's
                HoMedics, Inc.                               Form 8-K filed on February 12, 2004

10.62           Amended and Restated Registration Rights     Incorporated by reference to
                Agreement, dated October 25, 2004, by        Exhibit 99.14 to the Registrant's
                And between Kronos Advanced                  Form 8-K filed on February 12, 2004
                Technologies Inc., a Nevada corporation
                and FKA Distributing Co. d/b/a HoMedics,
                a Michigan corporation





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





DATED:   February 14, 2004                  KRONOS ADVANCED TECHNOLOGIES, INC.

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