Form 10QSB
period 2005-03-31
KRONOS ADVANCED TECHNOLOGIES INC
filed 2005-05-12
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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

As of May 12, 2005, there were 71,186,345 shares outstanding of the issuer's common stock.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our condensed (unaudited) consolidated financial statements for the three and nine month periods ended March 31, 2005.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                              March 31,       June 30,
                                                2005            2004
                                             ------------   ------------
Assets                                       (Unaudited)

Current Assets
 Cash                                        $   187,774    $    69,063
 Accounts receivable, net                         48,929         97,544
 Prepaids and other                              222,865         71,050
                                             ------------   ------------
    Total Current Assets                         459,568        237,657
                                             ------------   ------------
Net Property and Equipment                         4,181          6,292
                                             ------------   ------------
Other Assets
 Intangibles                                   2,012,067      2,253,029
                                             ------------   ------------
    Total Other Assets                         2,012,067      2,253,029
                                             ------------   ------------
Total Assets                                 $ 2,475,816    $ 2,496,978
                                             ============   ============

                      Liabilities and Shareholders' Deficit

Current Liabilities
 Accrued expenses and payables
  to directors and officers                  $    16,837     $   36,258
 Accounts payable                                 98,102        272,544
 Accrued expenses                                438,945        312,346
 Deferred revenue                                   -             3,218
 Notes payable to directors and
  officers, current portion                      278,221         76,637
 Other notes payable, current portion          2,031,417        722,289
                                             ------------   ------------
    Total Current Liabilities                  2,863,522      1,423,292
                                             ------------   ------------
Long Term Liabilities
 Notes payable:
  Notes payable to directors and officers        145,693      1,063,266
  Other notes payable                          2,403,638      1,983,039
  Discount on notes payable                         -          (589,261)
                                             ------------   ------------
    Total Long Term Liabilities                2,549,331      2,457,044
                                             ------------   ------------
    Total Liabilities                          5,412,853      3,880,336
                                             ------------   ------------
Shareholders' Deficit
 Common stock, authorized 500,000,000
  shares of $.001 par value -
  71,186,345 and 61,323,845 shares
  outstanding on March 31, 2005 and
  June 30, 2004, respectively                     71,186         61,323
 Capital in excess of par value               22,959,327     18,578,019
 Accumulated deficit                         (25,967,550)   (20,022,700)
                                             ------------   ------------
    Total Shareholders' Deficit               (2,937,037)    (1,383,358)
                                             ------------   ------------
Total Liabilities and Shareholders' Deficit  $ 2,475,816    $ 2,496,978
                                             ============   ============

   The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                   Three months ended March 31,       Nine months ended March 31,
                                 -------------------------------     ------------------------------
                                    2005               2004              2005             2004
                                 ------------       ------------     ------------      ------------
                                 (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
Sales                            $    48,928        $   100,108      $   430,379       $   341,653

Cost of sales                         41,549             71,745          375,397           227,550
                                 ------------       ------------     ------------      ------------
Gross Profit                           7,379             28,363           54,982           114,103
                                 ------------       ------------     ------------      ------------

Selling, General and
 Administrative expenses
  Compensation and benefits          371,413            213,805          889,415           626,352
  Research and development            23,642             26,877           78,207            65,728
  Professional services              108,176             85,755           95,119           203,039
  Depreciation and amortization       98,931             72,046          297,206           213,090
  Insurance                           46,120             36,937          138,361           110,813
  Facilities                          23,859             23,897           67,792            68,607
  Other                               26,414             58,874          166,356           162,372
                                 ------------       ------------     ------------      ------------
 Selling, General and
  Administrative expenses            698,555            518,191        1,732,456         1,450,001
                                 ------------       ------------     ------------      ------------

Net Operating Loss                  (691,176)          (489,828)      (1,677,474)       (1,335,898)

Loss on Debt Restructuring              -                  -          (3,857,467)             -
Other Income                           1,012               -               1,415            22,000
Interest Expense                    (117,168)          (124,598)        (411,324)         (421,020)
                                 ------------       ------------     ------------      ------------

Net Loss                         $  (807,332)       $  (614,426)     $(5,944,850)      $(1,734,918)
                                 ============       ============     ============      ============

Net Loss Per Share
 - Basic and diluted             $     (0.01)       $     (0.01)     $     (0.09)      $     (0.03)
                                 ============       ============     ============      ============

Weighted average
 shares outstanding
 - Basic and diluted              71,578,502         58,988,534       67,612,904        56,627,368
                                 ============       ============     ============      ============



   The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                      For the nine months ended March 31,
                                      -----------------------------------
                                           2005               2004
                                        ------------       -------------
                                        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss from operations               $(5,944,850)       $ (1,734,918)
 Adjustments to reconcile net loss to
 net cash used in operations
  Depreciation and amortization             297,206             213,090
  Common stock issued for
   compensation/services                       -                148,430
  Accretion of note discount                 92,965             191,438
  Loss on debt restructuring              3,857,467                -
 Change In
  Accounts receivable                        48,615              16,935
  Prepaid expenses and other assets          60,685             (19,577)
  Deferred revenue                           (3,218)           (130,533)
  Accounts payable                         (193,863)            (16,437)
  Accrued expenses and other liabilities    126,599              12,710
                                        ------------       -------------
    Net cash Used in Operations          (1,658,394)         (1,318,862)

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in patent protection            (54,134)           (104,760)
                                        ------------       -------------
Net cash Used in Investing Activities       (54,134)           (104,760)
                                        ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                 1,030,000           1,376,861
 Proceeds from short-term borrowings        100,000                -
 Repayments of short-term borrowings     (1,086,261)           (319,746)
 Proceeds from long-term borrowings       4,400,000                -
 Repayments from long-term borrowings    (2,400,000)               -
 Debt acquisition costs                    (212,500)               -
                                        ------------       -------------
Net cash Provided by Financing
 Activities                               1,831,239           1,057,115
                                        ------------       -------------
NET (DECREASE) INCREASE IN CASH             118,711            (366,507)

CASH
 Beginning of period                         69,063             641,178
                                        ------------       -------------
 End of period                          $   187,774        $    274,671
                                        ============       =============
Supplemental schedule of non-cash
investing and financing activities:

Interest paid in cash                   $   111,359        $      9,430
                                        ============       =============
Accounts payable/accrued expense
 converted to notes payable             $      -           $  1,139,903
                                        ============       =============


   The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Kronos Advanced Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2005.

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

NOTE 2 - REALIZATION OF ASSETS AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the period ended March 31, 2005. In addition, the Company has used, rather than provided, cash in its operations. The Company is currently using its resources in its efforts to raise capital necessary to bring the Kronos technology to market, and to provide for its working capital needs.

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

Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

HoMedics Licensing Agreement. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a multiyear, multi-million-dollar Licensing Agreement to bring Kronos' proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on the patented Kronos technology. In August 2004, the Company and HoMedics, Inc. began preparing the Kronos-based consumer standalone product line for mass production. In February 2005, Kronos and HoMedics began expanding product production beyond the initial prototypes and initiated increased product testing to complete the product claims platform. The initial term of the agreement is three and one half years from the initial sale of consumer air purification products by HoMedics, which shall be no later than December 31, 2006, with the option to extend the agreement for six additional years. Kronos will be compensated through an initial royalty payment and ongoing quarterly royalty payments based on a percentage of sales. HoMedics will pay minimum royalty payments of at least $2.0 million during the initial term and on-going royalty payments to extend the agreement. Kronos will retain full rights to all of its intellectual property.

US Navy SBIR. In November 2002, Kronos was awarded by the U. S. Navy a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $145,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos devices being developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. During Phase II, Kronos developed and produced a set of fully controlled devices that represent a "cell" of an advanced distributive air management system with medium capacity airflow in a U.S. Navy unique environment. The "cell" has been designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. As of March 31, 2005, the U. S. Navy had provided Kronos with $580,000 in funding for this effort. Kronos is scheduled to ship the finished product to Northrop Grumman for testing and evaluation in May 2005.

US Army SBIR Option. In October 2003, the U.S. Army awarded Kronos the Small Business Innovation Research Phase II contract. The contract is worth $369,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). Kronos initiated work under the Phase II contract in December 2003. In December 2004, the U.S. Army extended the first year of the contract to February 2005. In February 2005, because the Army's focus was on researching a specific aspect of using an electrostatic process for dehumidification and did not share Kronos' vision for a broader application for using the unique aspects of EDT for dehumidification, the Army decided not to pursue their Phase II option. As of March 31, 2005, the U. S. Army had provided Kronos with $275,000 in funding for this effort and another $49,000 was invoiced by Kronos during the quarter ended March 31, 2005.

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

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and of each of its subsidiaries for the periods in which the subsidiaries were owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At March 31, 2005, we had only one subsidiary, Kronos Air Technologies, Inc.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with a remaining maturity of twelve months or less when purchased, to be cash equivalents.

Accounts Receivable. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at March 31, 2005 and June 30, 2004. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued Statement 123r (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. Adoption of FASB 123r will have a significant impact on the financial statements of the Company through the expensing of stock option grants.


NOTE 4 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at March 31, 2005 and June 30, 2004 are as follows:


                                               March 31, 2005
                                                (Unaudited)     June 30, 2004
                                                -------------   -------------
Benefit from carryforward of capital and
 net operating losses                           $  5,674,537    $  4,841,083
Other temporary differences                          156,740         156,740
Less:
  Valuation allowance                             (5,831,277)     (4,997,823)
                                                -------------   -------------
Net deferred tax asset                          $       -       $       -
                                                =============   =============

The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                                         March 31, 2005
                                                           (Unaudited)                June 30,2004
                                                   ---------------------------  ----------------------------
                                                                      % of                         % of
                                                        Amount    Pre-Tax Loss      Amount      Pre-Tax Loss
                                                   -------------  ------------  --------------  ------------
Benefit for income tax at federal statutory rate   $  2,017,731         34.0 %  $     848,265          34.0%
Benefit for income tax at state statutory rate          118,690          2.0 %         49,728           1.9%
Non-deductible expenses                              (1,302,968)       (22.0)%       (123,348)        (4.9)%
Increase in valuation allowance                        (833,453)       (14.0)%       (774,645)       (31.0)%
                                                   -------------  ------------  --------------  ------------
                                                   $       -              0.0%  $        -              0.0%
                                                   =============  ============  ==============  ============

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At March 31, 2005, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $13.4 million of unused Federal net operating losses, $2.3 million of capital losses and $9.7 million of unused State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2025 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 5 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Company licenses, manufactures and distributes air movement and purification devices utilizing the Kronos technology. For the nine months ended March 31, 2005 and the fiscal year ended June 30, 2004, the Company operated only in the U.S.

NOTE 6 - NET LOSS PER SHARE

Weighted average shares outstanding used in the net loss per share calculation were 67,612,904 and 56,627,368 for the nine months ended March 31, 2005 and 2004, respectively.

As of March 31, 2005, there were outstanding options to purchase 12,813,812 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of March 31, 2004, there were outstanding options and warrants to purchase 13,216,782 and 15,792,342 shares, respectively, of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 7 - NOTES PAYABLE

The Company had the following obligations as of March 31, 2005 and June 30, 2004,


                                         March 31, 2005       June 30, 2004
                                           (Unaudited)
                                        ---------------       ---------------
 Obligation to HoMedics (1)             $    2,400,000        $   2,400,000
 Discount on obligation to HoMedics               -                (589,261)
 Obligation to Cornell (2)                   2,000,000                 -
 Obligation to current employees (3)           423,913            1,139,903
 Obligation for finance leases (4)              35,056               50,328
 Obligation to Fusion Capital (5)                 -                 200,000
 Obligations to others                            -                  55,000
                                        ---------------       ---------------
                                             4,858,969            3,255,970
Less:
 Current portion                             2,309,638              798,926
                                        ---------------       ---------------
 Total long term obligations net of
     current portion                    $    2,549,331        $   2,457,044
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

(2) This note has less than a one year term and bears interest at 12%. Payments on the note begin upon a Registration Statement being declared effective by the SEC.

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

Minimum Future Lease Payments and Present Values of the Net Minimum Lease


Payments

Period ended March 31,
-----------------------------------
     2005                                         $ 36,337
     2006                                            3,887
                                                  ---------
 Total minimum lease payments                       40,224
Less:  Executory costs                                -
                                                  ---------
 Net minimum lease payments                         40,224
Less:  Imputed interest                             (5,168)
                                                  ---------
 Present value of net minimum lease payments      $ 35,056
                                                  =========

Of  the  equipment  that  was  purchased  using  capital  leases,   $10,650  was
capitalized and the remaining $65,782 was expensed through research and development and cost of sales. In the three and nine months ended March 31, 2005, the Company paid $6,047 and $22,016 in principal and $1,745 and $6,744 in interest on capital leases, respectively. In the three and nine months ended March 31, 2004, the Company paid $5,316 and $15,018 in principal and $3,769 and $12,234 in interest on capital leases, respectively.

NOTE 9 - CONSULTING AGREEMENTS

On October 31, 2003, the Company entered into a 10-month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin, principals of Fusion Capital, for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 31, 2003 as the share grant was non-forfeitable and fully vested on that date. The stock was valued on that date at $0.22 a share (the closing price for the Company's common stock on the measurement date). The stock issuance has been recorded as a prepaid consulting fee and was amortized to Professional Fee Expense ratably over the ten month term of the contract. Under this contract, expenses of $0 and $12,586 were recorded for the three and nine months ended March 31, 2005, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional 26,507,628 ten year warrants exercisable at $0.10 per share. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. The $925,000 will be paid to Kronos upon Kronos achieving three milestones: (i) $175,000 shall be funded upon delivery and successful testing of electronic boards and power supplies from Kronos' contract manufacturing partner, (ii) $250,000 shall be funded upon obtaining tooling of the current prototype configuration and device testing and performing to HoMedics' specifications, and (iii) $500,000 shall be funded upon the initial sale of Kronos-based air purifiers by HoMedics. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will be due the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $925,000 will also be October 2009. The interest rate will remain at 6% for the $2.4 million in debt; the rate will also be 6% on the additional debt. In conjunction with the October 2004 agreements, Kronos issued HoMedics a warrant to buy 26. 5 million shares of Kronos common stock. As a result of this debt restructuring, the Company recognized a loss of $3,857,467 which represents the reacquisition price less the net carrying value of the debt restructuring. The reacquisition price is made up of $2,400,000 which is the amount of the new debt and $3,361,161 which represents the value of the warrants using the Black-Scholes method. The net carrying value is the $2,400,000 which is the old debt less the unamortized debt discount of $496,296.

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two Equity Backed Promissory Notes, which is to be funded as follows: $2 million was funded upon the filing of an SB-2 Registration Statement and $2 million will be funded upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty four months. Kronos received $0.5 million in funding upon the amendment of the HoMedics debt financing and $2 million upon filing of an SB-2 Registration Statement. Kronos expects to receive an additional $2 million over the next 30 - 60 days under these agreements.

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

NOTE 11 - SUBSEQUENT EVENTS

In April 2005, Kronos received formal notification from the United States Patent and Trademark Office indicating that its application entitled Electrostatic Fluid Accelerator Design Geometries has been examined and allowed for issuance as a U. S. patent. The patent addressed the placement, utilization and geometries of the electrodes in Kronos based devices, which impacts the air flow. The patent provides protection for key aspects of Kronos' technology until 2022.

In April 2005, Spencer Browne, a Member of the Kronos Board of Directors passed away. Mr. Browne had served as a Board Member since August 2003.

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

GENERAL

Kronos Advanced Technologies, Inc. is an application development and licensing company that has developed and patented technology that fundamentally changes the way air is moved, filtered and sterilized. Kronos is pursuing commercialization of its proprietary technology in a limited number of markets; and if we are successful, we intend to enter additional markets in the future. To date, our ability to execute our strategy has been restricted by our limited amount of capital.

Technology Description and Benefits

The Kronos technology combines high voltage electronics and electrodes. By combining these technologies, a Kronos-based device can both move and clean air without any moving parts. Kronos devices are versatile, energy and cost-efficient and capable of multiple design forms. As a result, Kronos devices have the immediate potential to be used as a standalone product or to replace a range of heating, ventilation and air conditioning products for residential usage to high efficiency particulate air filtration systems for operating and manufacturing clean rooms.

The proprietary Kronos technology involves the application of high voltage management across paired electrical grids to create an ion exchange that moves and purifies air. Kronos technology has numerous valuable characteristics. It moves air and gases at high velocities while removing odors, smoke and particulates and killing pathogens, including bacteria, mold and spores. The technology is cost-effective and is more energy efficient than current alternative fan and filter (including HEPA filter and ultraviolet light based) technologies. Although no commercial products using the Kronos technology have been sold to date, in August 2004, the Company and its strategic consumer products partner, HoMedics, initiated the transition to mass production of the Kronos-based consumer standalone product line.

A number of the scientific claims of the Kronos technology have been tested by the U. S. government and a few multi-national companies, including the U. S. Department of Energy, the U. S. Department of Defense, General Dynamics, Underwriters Laboratory, and Intel.

Independent laboratory testing has verified the purification capability of the Kronos technology. Tests conducted at MicroTest Laboratories, LMS Industries and New Hampshire Materials Laboratory demonstrated HEPA Clean Room Class 1000 quality particulate reduction, removal of over 99.97% of 0.1 micron and above size particles, and up to 95% reduction of hazardous gases, including numerous contaminants found in cigarette smoke. Intertek, one of the global leaders for testing electrical and electronic products, performed tobacco smoke elimination tests in accordance with ANSI/AHAM AC-1-1988 standard entitled "American
National Standard Method for Measuring Performance of Portable Household Electric Cord-Connected Room Air Cleaners." The test demonstrated a Clean Air Delivery Rate (CADR) for the Kronos air purifier of over 300. These results place the Kronos device in one of the highest categories of particulate cleaning for standalone devices.

Market Segmentation

Kronos' business development strategy is to sell and license the Kronos technology to six distinct market segments: (1) air movement and purification (residential, health care, hospitality, and commercial facilities); (2) air purification for unique spaces (cleanrooms, airplanes, automotive, and cruise ships); (3) specialized military (naval vessels, closed vehicles and mobile facilities); (4) embedded cooling and cleaning (electronic devices and medical equipment); (5) industrial scrubbing (produce storage and diesel and other emissions); and (6) hazardous gas destruction (incineration and chemical facilities).

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

     o Air Movement and Purification. Indoor air pollution, including "sick building syndrome" and "building related illness," is primarily caused by inadequate ventilation, chemical contaminants from indoor and outdoor sources and biological contaminants. There is also a demand for smaller devices that move, heat and deodorize the indoor air stream. The addressable air movement and purification segment is made up of four principal target markets: (1) residential, (2) health care,
          (3) hospitality and (4) commercial.

     o Air Purification for Unique Spaces. Electronics, semiconductor, pharmaceutical, aerospace, medical and many other producers depend on cleanroom technology. As products such as electronic devices become smaller, the chance of contamination in manufacturing becomes higher. For pharmaceutical companies, clean, safe and contaminant-free products are imperative to manufacturing and distributing a viable product. Other potential applications for the Kronos technology include closed environments such as aircraft, cruise ships and other transportation modes that require people to breathe contaminated, re-circulated air for extended periods. Kronos is building on its product development effort with its strategic partner in the business jet market and the U.S. military to serve other closed environment applications.

     o Specialized Military. Military personnel face the worst of all possible worlds: indoor air pollution, often in very confined spaces for extended periods, combined with the threat of biological warfare, nuclear fallout, and other foreign elements. We believe that the military market segment offers Kronos a unique opportunity to leverage the technical and funding resources of the U. S. military to expand Kronos' ability to develop and produce Kronos-based air movers and purifiers for applications that require these products to be embedded into ventilation systems to address the needs of military personnel.

     o Embedded Cooling. Heat generation is becoming a major bottleneck in high density electronics. We believe that the embedded cooling market segment offers Kronos a near term opportunity to develop an alternative to fans for air movement and cooling inside of personal computers , servers and medical diagnostic equipment and a long term opportunity to develop micro channel cooling solutions for a future generation microchips.

Technology Application and Product Development

To best serve Kronos' targeted market segments, our Company is developing specific product applications across two distinct product application platforms. A Kronos device can be either used as a standalone product or can be embedded. Standalone products are self-contained and only require the user to plug the Kronos device into a wall outlet to obtain air filtration for their home, office or hotel room. Embedded applications of the Kronos technology require the technology be added into another system such as a building ventilation system for more efficient air movement and filtration or into an electrical device such as computer or medical equipment to replace the cooling fan.

                               Standalone Platform

     o Consumer Products. In October 2002, Kronos Air Technologies, Inc., and HoMedics USA, Inc. executed a Licensing Agreement granting HoMedics certain rights with respect to the distribution of the Kronos proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on the patented Kronos technology. In August 2004, the Company and HoMedics initiated the transition to mass production of the Kronos-based consumer standalone product line. Preparing to meet these goals entails the use of Kronos' technical resources and HoMedics' product development and international production expertise. Select third party vendors, including experts in electronics, software and gas sensors, are integral resources in this process. While HoMedics is managing production of the finished product, Kronos is managing the production of our proprietary power supply and related circuitry.

          We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that is an efficient, high quality product which is cost effective and easy to operate. In August 2004, the Company and HoMedics initiated the transition to mass production of the Kronos-based consumer standalone product line. In October 2004, Kronos received its first shipment of electronics from Flextronics International USA, Inc. In November, Kronos successfully tested the technical hardware and related power supplies manufactured by Flextronics, including the successful incorporation of gas sensors. The gas sensors were developed in conjunction with a leading gas sensing technology supplier for Kronos' unique operating requirements. In February 2005, Kronos and HoMedics began expanding production development beyond the initial prototypes and initiated increased product testing to complete the product claims platform. In March and April 2005, Kronos modified the HoMedics design and ordered prototype production devices from Kronos' preferred vendor along with select components from HoMedics preferred vendors. Kronos is continuing to prepare for mass production of the electronics for each of the products in the air purification product line. Kronos expects begin to receive larger quantities of electronics and gas sensors in May 2005 for installation and testing in the prototype production devices.

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

          HoMedics commitment includes funding a marketing and advertising campaign to promote the Kronos-based product line. The products will be distributed by HoMedics. HoMedics currently distributes their products through major domestic retailers, including Wal-Mart, Home Depot, Sears, Bed Bath & Beyond, and Linens 'N Things.

     o Commercial Products. In addition, Kronos is seeking to leverage its consumer product development work to market and sell a commercial line of standalone air purifiers. This commercial line of Kronos-based air purifiers will target to address the specific air quality issues, including odors, bacteria and viruses, found in most nursing home and assisted living, healthcare and other commercial facilities. Kronos is using the new research and product development personnel, equipment and software acquired with the Cornell investment proceeds to build demonstration products, which the Company intends to install in select nursing home, assisted living and hospitality facilities in North America for demonstrating the benefits of the Kronos technology to the commercial marketplace.

     o Other Standalone Products. Utilizing our recently expanded product development resources, Kronos completed the initial design, development and production of a series of small multifunctional devices that can be used as space heaters, disinfectors, deodorizers and/or fans. Based on the proprietary Kronos technology, these devices are currently undergoing testing and evaluation. Kronos is assessing potential strategic partners for manufacturing, marketing, selling and distributing these Kronos-based products.

                                Embedded Platform

     o Military Products. The U. S. Department of Defense and Department of Energy have provided Kronos with various grants and contracts to develop, test and evaluate the Kronos technology for embedded applications. Kronos has developed several commercial and industrial applications, including the retrofit of berthing fan systems and embedded air movement systems for U. S. Navy Aegis Class destroyers.

          U.S. Navy SBIR Contracts. In November 2002, the U. S. Navy awarded Kronos a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $145,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos devices developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. Kronos has completed production of an advanced air management system and is awaiting product testing and evaluation by Northrop Grumman.

          During Phase II, Kronos developed and produced a fully controlled device that represents a "cell" of an advanced distributive air management system with medium capacity airflow in a U. S. Navy unique environment. The "cell" has been designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships. During the term of the contract, Kronos designed a new generation power supply, improved the efficiency of the core technology to allow for increased air movement and filtration, and initiated selection with the U. S. Navy of the specifications for the commercial products. Kronos is scheduled to ship the finished product to Northrop Grumman for testing and evaluation in May 2005. As of March 31, 2005, the U. S. Navy had provided Kronos with $580,000 in funding for this effort.

          As part of its air management system, Kronos has developed and intends to test the air filtration mechanism capable of performing to HEPA quality standards. We believe that Kronos devices could replace current HEPA filters with a permanent, easily cleaned, low-cost solution. Among the technical advantages of the Kronos technology over HEPA filters is the ability of the Kronos-based devices to eliminate the energy burden on air handling systems, which must generate high levels of backpressure necessary to move air through HEPA-based systems. Kronos-based devices enhance the air flow while providing HEPA level filtration.

          We believe that during the option portion of the contract, Kronos technology's ability to kill bacteria and other pathogens will be confirmed and expanded to a wide range of pathogens for space disinfection and bio-terrorist attacks. We believe the Kronos technology can kill all or most airborne pathogens regardless of their nature, genetic structure, robustness, or method of delivery.

          Kronos is pursuing Phase III (production phase) support for the Kronos-based advanced distributive air management system being developed under Phase II. Kronos is working with Northrop Grumman and others in this regard.

          U.S. Army SBIR Contracts. In August 2003, Kronos was awarded the option on its U. S. Army Small Business Innovation Research Phase I contract bringing the value of the Phase I contract award to $120,000. In October 2003, the U.S. Army awarded Kronos the Small Business Innovation Research Phase II contract. The contract is worth up to $369,000. The contract is to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). Kronos initiated work under the Phase II contract in December 2003. In December 2004, the U. S. Army extended the first year of the contract until February 2005. In February 2005, because the Army's focus was on researching a specific aspect of using an electrostatic process for dehumidification and did not share Kronos' vision for a broader application for using the unique aspects of EDT for dehumidification, the Army decided not to pursue their Phase II option. Kronos believes EDT is a viable solution for commercial dehumidification and will seek one or more commercial partners to work with us to exploit the benefits of EDT. As of March 31, 2005, the U. S. Army had provided Kronos with $275,000 in funding for this effort under the Phase II contract and another $49,000 was invoiced by Kronos during the quarter ended March 31, 2005.

          Kronos is seeking to leverage its military application development work with the U. S. Navy to develop and produce air handlers and purifiers for commercial and industrial facilities. A future potential commercial line of Kronos-based air handlers and purifiers would attempt to address the specific air quality issues, including bacteria and other germs, found in large enclosed spaces such as office buildings and multi-dwelling residential complexes, while providing more efficient air movement.

     o Transportation Products. In January 2003, Kronos extended its work into the transportation industry by signing a Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos devices being designed and manufactured under this contract will need to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI). The Company has completed product design and development based on the customer's specific product application requirements. We are currently testing and evaluating the prototype product.

          Kronos is seeking to leverage its business jet application development work to develop and produce air handlers and purifiers for the commercial aviation and automotive markets. A future potential commercial line of Kronos-based air handlers and purifiers would attempt to address the specific air quality issues, including exhaust and viruses, found in enclosed spaces occupied by multiple people for extended periods of time, while providing more efficient air movement within unique space constraints.

     o Microelectronics Cooling Products. In December 2004, Kronos and the University of Washington were awarded funding for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center ("WTC"). The objective of the project is to develop a novel energy-efficient heat transfer technology for cooling microelectronics. Thermal management for microelectronics and MEMS systems is a challenge. Existing cooling devices aren't meeting increasing needs for energy consumption and heat dissipation. Kronos air handling technology is an emerging technology that uses an electric field to exert force on ionized gas. Kronos is attempting to develop an improved microchip air handling system that is smaller in size, has high speed airflow, allows more targeted delivery of cooling to areas of highest heat and is compatible with current processes. WTC will contribute $40,000 to the project, with Kronos contributing $8,000, plus $32,000 in in-kind services, including use of the Kronos Research and Product Development Facility. During the quarter ended March 31, 2005, Kronos and the University of Washington initiated
          research into development  of  an  energy-efficient   heat transfer
          technology for cooling microelectronics.

Patents and Intellectual Property

     o Seven U.S. Patents Allowed for Issuance. Kronos has received notification that seven of its patents have been allowed for issuance by the United States Patent and Trademark Office. These patents are considered utility patents which describe fundamental innovations in the generation, management and control of Electrostatic Fluids, including air movement, filtration and purification. Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products. The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.


               Date                Patent Title                Description                Protection
          ------------       --------------------       ------------------------          -----------
          April 2005         Electrostatic Fluid        placement, utilization               2022
                             Accelerator Design         and geometries of the
                             Geometries                 electrodes - impacts air
                                                        flow

          December 2004      Spark Management Method    analysis, detection and              2021
                             and Device                 prevention of sparks in
                                                        a high voltage field -
                                                        creates safe, effective
                                                        electrostatic technology
                                                        products

          November 2004      Electrostatic Fluid        electrode design                     2021
                             Accelerator - Electrode    geometries and
                             Design Geometries          attributes - achieves
                                                        unique air movement and
                                                        purification performance

           October 2004      Electrostatic Fluid        management and control               2021
                             Accelerator - Power        to produce air flow
                             Supply Management and      rates, high efficiency
                             Control                    particulate removal and
                                                        biological destruction



            April 2004       Electrostatic Fluid        using an electrostatic               2021
                             Accelerator for and a      fluid accelerator to
                             Method of Controlling      produce commercially
                             Fluid                      useful air flow rates

          December 2003      Method of and Apparatus    enhancements to core                 2020
                             for Electrostatic Fluid    technology for producing
                             Acceleration Control of    ion discharge to create
                             a Fluid Flow               air movement and base
                                                        level filtration

           January 2003      Electrostatic Fluid        core technology for                  2019
                             Accelerator                producing ion discharge
                                                        to create air movement
                                                        and base level filtration


     o First International Patent Allowed for Issuance. In November 2004, Kronos received formal notification from the Commonwealth of Australian Patent Office indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as an Australian patent (#773626). There are a number of other patent applications corresponding to Kronos' seven U.S. Patents that have been filed and are pending outside of the United States.

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

RESULTS OF OPERATIONS

The Company's net loss for the nine months ended March 31, 2005 was $5,945,000 compared with a net loss of $1,735,000 for the corresponding period of the prior year. The increase in the net loss was primarily the result of the restructuring of the HoMedics debt (refer to Note 10 - Commitments and Contingencies) which resulted in a non-cash charge to operations of $3,857,000.

The Company's net operating loss for the nine months ended March 31, 2005 increased by 26% to $1,677,000 compared with a net operating loss of $1,336,000 for the corresponding period of the prior year. The $341,000 increase in the net operating loss was primarily the result of an increase in selling, general and administrative expenses ($282,000) and a decrease in gross profit ($59,000).

Revenue. Revenues are generated through sales of Kronos devices, and fees earned from licensing the Kronos technology and providing technical services to our customers at Kronos Air Technologies, Inc. Revenue for the nine months ended March 31, 2005 was $430,000. These revenues were primarily from our U.S. Navy SBIR Phase II and U. S. Army SBIR Phase II contracts. Revenue of $342,000 recorded during the corresponding period of the prior year was primarily from our HoMedics, U. S. Navy SBIR Phase II and U. S. Army SBIR Phase I and Phase I Option contracts.

Cost of sales. Cost of sales for the nine months ended March 31, 2005 was $375,000 compared to $228,000 for the corresponding period of the prior year, respectively. Cost of sales in the current year was primarily development costs associated with our U. S. Navy SBIR and U. S. Army SBIR contracts. Prior year cost of sales related to revenue from our HoMedics, U. S. Navy SBIR and U. S. Army SBIR contracts.

Gross profit. Gross profit for the nine months ended March 31, 2005 was $55,000 compared to $114,000 for the corresponding period of the prior year because of the increased cost to build products under contract for the U.S. Navy and U.S. Army, partially offset by the increase in revenue from these contracts.

Selling and other general administrative expenses. Selling, general and administrative expenses for the nine months ended March 31, 2005 increased 19% to $1,732,000 compared to $1,450,000 for the corresponding period of the prior year. This $282,000 increase was primarily the result of an increase in compensation and benefits ($263,000) due to the expansion of the Company's research and product development team and an increase in the cost of health benefits, an increase in depreciation and amortization ($84,000) because of the increase in amortization of expenditures for intellectual property development and for research and product development, an increase in insurance ($28,000)
because of the increase in directors and officers and product liability insurance, an increase in research and development ($12,000) because the company expanded its development of new products, partially offset by a decrease in professional services ($108,000) because of a decrease in legal and accounting expenses and the capitalization of patent counsel expenditures for the development of the Company's intellectual property.

Loss on Debt Restructuring. Loss on debt restructuring for the nine months ended March 31, 2005 was $3,857,000 and represented the non-cash charge to operations for the cost to restructure the HoMedics debt, including the cost to issue 26 million warrants (refer to Note 10 - Commitments and Contingencies).

Other income. Other income for the nine months ended March 31, 2004 was $22,000 and was consideration earned from the assignment of the Company's stock repurchase rights to Fusion Capital who made a partial repurchase of the Company's stock used in May 2003 to acquire the remaining license rights to the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc.

Interest expense. Interest expenses for the nine months ended March 31, 2005 was $411,000 compared to $421,000 for the corresponding period of the prior year.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005

Our total assets at March 31, 2005 and June 30, 2004 were $2,476,000 for each period. Total assets at March 31 2005 were comprised primarily of $2,012,000 of patents/intellectual property, $223,000 of prepaid assets and $188,000 of cash. Total assets at June 30, 2004 were comprised primarily of $2,253,000 of patents/intellectual property. Total current assets at March 31, 2005 and June 30, 2004 were $460,000 and $238,000, respectively, while total current liabilities for those same periods were $2,864,000 and $1,423,000, respectively, creating a working capital deficit of $2,404,000 and $1,186,000 at each respective period end. This 103% increase in the working capital deficit was primarily the result of increases in the current portion of notes payable ($1,511,000) offset by an increase in prepaid assets ($152,000) and an increase in cash ($119,000). The increase in the current portion of notes payable was the result of the Company incurring $2,000,000 in short term debt financing from Cornell Capital Partners, partially offset by conversion of HoMedics debt from short term to long term ($722,000).

Shareholders' deficit as of March 31, 2005 and June 30, 2004 was $2,937,000 and $1,383,000, respectively. The increase in accumulated deficit ($5,945,000) was partially offset by an increase in paid in capital ($4,391,000) due to the issuance of shares of common stock during the nine months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt and customer contracts for research and product development to finance our operations.

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two Equity Backed Promissory Notes, which have or will be funded as follows: $2 million was funded upon the filing an SB-2 Registration Statement and $2 million will be upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty four months. Kronos received $0.5 million in funding upon the amendment of the HoMedics debt financing and $2 million upon filing of the Registration Statement. Kronos expects to receive an additional $2 million over the next 30 - 60 days under these agreements.

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

Net cash flow used in operating activities was $1.7 million for the nine months ended March 31, 2005. We were able to satisfy most of our cash requirements for this period from the proceeds of the sale of equity to Cornell Capital Partners and a group of accredited investors, the first $2 million Equity Backed Promissory Note with Cornell Capital Partners and our U.S. Navy and U.S. Army Phase II contracts.

We estimate that achievement of our business plan will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to senior debt funding from the HoMedics Secured Promissory Notes;
equity funding from the Cornell  Capital  Equity  Investment  Agreement,  Equity
Backed Promissory Notes and the Standby Equity Distribution Agreement; and/or the sale of additional equity in our Company; cash flow generated from government grants and contracts; and cash flow generated from customer revenue. There are no assurances that these sources of funding will be adequate to meet our cash flow needs.

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

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net loss of $5.9 million for the nine months ended March 31, 2005. We incurred a net loss of $2.5 million for the fiscal year ended June 30, 2004. As a result, at March 31, 2005 and June 30, 2004, we had an accumulated deficit of $26.0 million and $20.0 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of debt. We expect that our revenues and cash flows from operations may not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos technologies. No assurances can be given that we will be able to successfully commercialize our Kronos technologies or that we will ever be profitable.

We will require significant additional financing to sustain our operations and without it we will not be able to continue operations.

At March 31, 2005 and June 30, 2004, we had a working capital deficit of $2.4 million and $1.2 million, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2004, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the nine months ended March 31, 2005 and March 31, 2004, we had an operating cash flow deficit of $1.7 million and $1.3 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

If obtaining sufficient financing from the U. S. Navy, U. S. Army, HoMedics and /or Cornell Capital Partners were to be unavailable and if we are unable to commercialize and sell our products or technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the U. S. Navy and U.S. Army SBIR contracts, HoMedics senior debt agreement and / or the Cornell Capital Equity Investment Agreement, Equity Backed Promissory Notes and Standby Equity Distribution Agreement, we may still need additional capital to fully implement our business, operating and development plans. At March 31, 2005 and June 30, 2004, we had a cash balance of $188,000 and $69,000, respectively. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.

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

Competition in the market for air movement and purification devices may result in the failure of the Kronos products to achieve market acceptance.

Kronos presently faces competition from other companies that are developing or that currently sell air movement and purification devices. Many of these competitors have substantially greater financial, research and development, manufacturing, and sales and marketing resources than we do. Many of the products sold by Kronos' competitors already have brand recognition and established positions in the markets that we have targeted for penetration. In the event that the Kronos products do not favorably compete with the products sold by our competitors, we would be forced to curtail our business operations.

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

Our net intangible assets of approximately $2.0 million as of March 31, 2005 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003. Intangible assets comprise 81% of our total assets as of March 31, 2005. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

We rely principally upon the services of our senior executive management, and certain key employees, including the Kronos research team, the loss of whose services could have a material adverse effect upon our business and prospects. Competition for appropriately qualified personnel is intense. Our ability to attract and retain highly qualified senior management and technical research and development personnel are believed to be an important element of our future success. Our failure to attract and retain such personnel may, among other things, limit the rate at which we can expand operations and achieve profitability. There can be no assurance that we will be able to attract and retain senior management and key employees having competency in those substantive areas deemed important to the successful implementation of our plans to fully capitalize on our investment in the Kronos technology, and the inability to do so or any difficulties encountered by management in establishing effective working relationships among them may adversely affect our business and prospects. Currently, we do not carry key person life insurance for any of our executive management, or key employees.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing date of this report, our Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation was done under the supervision and with the participation of our Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that our Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our Company's disclosure obligations under the Exchange Act.

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

10.57           First Amendment to Master Loan and           Incorporated by reference to
                Investment Agreement, dated October 25,      Exhibit 99.9 to the Registrant's
                2004, by and among Kronos Advanced           Form 8-K filed on February 12, 2004
                Technologies, Inc., f/k/a TSET, Inc.,
                a Nevada corporation, Kronos Air
                Technologies, Inc., a Nevada corporation
                and FKA Distributing Co. d/b/a HoMedics,
                Inc., a Michigan corporation

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

10.63           Termination Agreement dated March 28,        Incorporated by reference to Exhibit
                2005, by and between Kronos Advanced         10.63 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP

10.64           Standby Equity Distribution Agreement,       Incorporated by reference to Exhibit
                dated April 13, 2005, by and between         10.64 to the Registrant's Form SB-2
                Kronos Advanced Technologies, Inc. and       filed on April 19, 2005
                Cornell Capital Partners, LP

10.65           Registration Rights Agreement, dated         Incorporated by reference to Exhibit
                April 13, 2005, by and between Kronos        10.65 to the Registrant's Form SB-2
                Advanced Technologies, Inc. and Cornell      filed on April 19, 2005
                Capital Partners, LP

10.66           Escrow Agreement, dated April 13, 2005,      Incorporated by reference to Exhibit
                by and between Kronos Advanced               10.66 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP

10.67           Placement Agent Agreement, dated April       Incorporated by reference to Exhibit
                13, 2005, by and between Kronos Advanced     10.67 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP

10.68           Form of Equity-Back Promissory Note in       Incorporated by reference to Exhibit
                the principal amount of $2,000,000 dated     10.68 to the Registrant's Form SB-2
                March 7, 2005 between Kronos Advanced        filed on April 19, 2005
                Technologies, Inc. and Cornell Capital
                Partners, LP


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





DATED:   May 12, 2005                  KRONOS ADVANCED TECHNOLOGIES, INC.

                                   By: /s/ DANIEL R. DWIGHT
                                           -------------------------------------
                                           Daniel R. Dwight
                                           President and Chief Executive Officer


                                   By: /s/ DANIEL R. DWIGHT
                                           -------------------------------------
                                           Daniel R. Dwight
                                           Acting Chief Financial Officer