Form 10QSB/A
period 2005-03-31
KRONOS ADVANCED TECHNOLOGIES INC
filed 2005-06-10
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB


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


ITEM 3. CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, our Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation was done under the supervision and with the participation of our Company's Principal Executive Officer/Principal Financial Officer. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of the period covered.

Changes in Internal Controls.

In connection with the evaluation of the Company's internal controls during the Company's fiscal quarter ended March 31, 2005, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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






DATED:   June 9, 2005                  KRONOS ADVANCED TECHNOLOGIES, INC.


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