Form 10KSB
period 2005-06-30
KRONOS ADVANCED TECHNOLOGIES INC
filed 2005-09-28
CIK 1108248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 26, 2005, was $5,852,000 based on the average bid and asked prices on such date of $0.075.

The Registrant had 78,030,202 shares of Common Stock, par value $0.001 per share, outstanding on September 26, 2005.

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

Technology Description and Benefits

The proprietary Kronos technology involves the application of high voltage management across paired electrical grids to create an ion exchange that moves and purifies air. Kronos technology has numerous valuable characteristics. It moves air and gases at high velocities while removing odors, smoke and particulates and killing pathogens, including bacteria, mold and spores. The technology is cost-effective and is more energy efficient than current alternative fan and filter (including HEPA filter and ultraviolet light based) technologies. Although no commercial products using the Kronos technology have been sold to date, in March 2005, the Company and its strategic consumer products partner, HoMedics, expanded production beyond the initial prototypes and increased product testing to complete the product claims platform. In August 2005, Kronos received initial shipment of products from its low cost, contract manufacturer in Mexico and China and, in September 2005, initiated testing of these products under a testing protocol co-developed by Kronos and HoMedics. In May 2005, Kronos initiated a strategic relationship with IKEA of Sweden and, in September 2005, Kronos shipped its initial prototype device to IKEA for testing and evaluation.

A number of the scientific claims of the Kronos technology have been tested by the U. S. government, multi-national companies and independent testing facilities. To date, independent laboratory testing has verified the filtration and sterilization capability of the Kronos technology.

         Filtration Testing Results:

               o LMS Industries - removal of over 99.97% of 0.1 micron (100 nanometers) and above size particles using HVAC industry's ASHRAE 52.2 testing standard for filtration;
               o MicroTest Laboratories - HEPA Clean Room Class 1000 quality particulate reduction;
               o Intertek - tobacco smoke elimination tests in accordance with ANSI/AHAM AC-1-1988 standard entitled "American National Standard Method for Measuring Performance of Portable Household Electric Cord-Connected Room Air Cleaners," which demonstrated a Clean Air Delivery Rate
                    (CADR) for the Kronos air purifier of over 300 for the larger size Kronos air purifier and 80 for the smaller size using consumer filtration testing standards for the Association of Home Appliance Manufacturers (AHAM).

         Sterilization Testing Results:

               o New Hampshire Materials Laboratory - up to 95% reduction of hazardous gases, including numerous contaminants found in cigarette smoke;
               o    Battelle PNNL - 95% destruction of Bg (anthrax simulant);
               o    Dr.  Sergey  Stoylar,  a  bacteriologist  from the  American
                    Bacteriological Society - 100% destruction of Bacillus subtilis 168 (bacteria simulant).

Market Segmentation

Kronos' business development strategy is to sell and license the Kronos technology to six distinct market segments: (1) air movement and purification (residential, health care, hospitality, and commercial facilities); (2) air purification for unique spaces (clean rooms, airplanes, automotive, and cruise ships); (3) specialized military (naval vessels, closed vehicles and mobile facilities); (4) embedded cooling and cleaning (electronic devices and medical equipment); (5) industrial scrubbing (produce storage and diesel and other emissions); and (6) hazardous gas destruction (incineration and chemical facilities).

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

     o Air Purification for Unique Spaces. Electronics, semiconductor, pharmaceutical, aerospace, medical and many other producers depend on clean room technology. As products such as electronic devices become smaller, the chance of contamination in manufacturing becomes higher. For pharmaceutical companies, clean, safe and contaminant-free products are imperative to manufacturing and distributing a viable product. Other potential applications for the Kronos technology include closed environments such as automobiles, aircraft, cruise ships and other transportation modes that require people to breathe contaminated, re-circulated air for extended periods.

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

Technology Application and Product Development

To best serve Kronos' targeted market segments, our Company is developing specific product applications across two distinct product application platforms. A Kronos device can be either used as a standalone product or can be embedded. Standalone products are self-contained and only require the user to plug the Kronos device into a wall outlet to obtain air movement and filtration for their home, office or hotel room. Embedded applications of the Kronos technology require the technology be added into another system such as a building ventilation system for more efficient air movement and filtration or into an electrical device such as computer or medical equipment to replace the cooling fan.

                               Standalone Platform

Residential Products. In October 2002, Kronos and HoMedics executed a Licensing Agreement granting HoMedics certain rights with respect to the distribution of the Kronos proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on the patented Kronos technology. The initial term of the agreement is three and one half years from the initial sale of consumer air purification products by HoMedics, which shall be no later than December 31, 2006, with the option to extend the Licensing Agreement for six additional years. Kronos was compensated through an initial royalty payment and will receive ongoing quarterly royalty payments based on a percentage of sales. HoMedics will pay minimum royalty payments of at least $2 million during the initial three and a half year term and on-going royalty payments to extend the agreement. Kronos will retain the rights to all of its intellectual property. HoMedics commitment includes funding a marketing and advertising campaign to promote the Kronos-based product line. The products will be distributed by HoMedics. HoMedics currently distributes their products through major domestic retailers, including Wal-Mart, Home Depot, Sears, Bed Bath & Beyond, and Linens 'N Things.

We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that is an efficient, high quality product which is cost effective and easy to operate. In March 2005, Kronos and HoMedics began expanding production development beyond the initial prototypes and initiated increased product testing to complete the product claims platform. In March and April 2005, Kronos modified the HoMedics design and ordered prototype production devices from Kronos' preferred vendor along with select components from HoMedics preferred vendors. In August 2005, Kronos received initial shipment of products from its low cost, contract manufacturer in Mexico and China and, in September 2005, initiated testing of these products under a testing protocol co-developed by Kronos and HoMedics.

Other Standalone Products. Utilizing our recently expanded product development resources, Kronos completed the initial design, development and production of a series of small multifunctional devices that can be used as space heaters, vaporizers, disinfectors, deodorizers and/or fans. Based on the proprietary Kronos technology, these devices are currently undergoing testing and evaluation. Kronos has been meeting with potential strategic partners for manufacturing, marketing, selling and distributing these Kronos-based products.

                                Embedded Platform

Residential Products. In May 2005, Kronos initiated a strategic relationship with IKEA of Sweden. A world leading retailer, IKEA distributes its products to more than 400 million customers through its 200 stores. Kronos and IKEA plan to co-develop new consumer products that embed Kronos' silent, air movement, purification and sterilization technology into other products and devices for residential use. In September 2005, Kronos shipped its initial prototype device to IKEA for testing and evaluation.

Military Products. The U. S. Department of Defense and Department of Energy have provided Kronos with various grants and contracts to develop, test and evaluate the Kronos technology for embedded applications.

U.S. Navy SBIR Contracts. In November 2002, the U. S. Navy awarded Kronos a Small Business Innovation Research Phase II contract worth $580,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos devices developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. During Phase II, Kronos developed and produced a fully controlled device that represents a "cell" of an advanced distributive air management system with medium capacity airflow in a U. S. Navy unique environment. The "cell" has been designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships. In May 2005, Kronos shipped the device to Northrop Grumman for testing and evaluation. Based on the success of these initial tests, Northrop Grumman requested additional modifications and improvements to the device. Northrop Grumman is scheduling further testing. As of June 30, 2005, the U. S. Navy had provided Kronos with $580,000 in funding for this effort.

As part of its air management system, Kronos has developed and intends to test the air filtration mechanism capable of performing to HEPA quality standards. We believe that Kronos devices could replace current HEPA filters with a permanent, easily cleaned, low-cost solution. Among the technical advantages of the Kronos technology over HEPA filters is the ability of the Kronos-based devices to eliminate the energy burden on air handling systems, which must generate high levels of backpressure necessary to move air through HEPA-based systems. Kronos-based devices enhance the air flow while providing better than HEPA level filtration.

Kronos is pursuing Phase III (production phase) support for the Kronos-based advanced distributive air management system being developed under Phase II. Kronos is working with Northrop Grumman and others in this regard.

U.S. Army SBIR Contracts. In August 2003, Kronos was awarded the option on its
U. S. Army Small Business Innovation Research Phase I contract bringing the value of the Phase I contract award to $120,000. In October 2003, the U.S. Army awarded Kronos the Small Business Innovation Research Phase II contract to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). In February 2005, because the Army's focus was on researching a specific aspect of using an electrostatic process for dehumidification and did not share Kronos' vision for a broader application for using the unique aspects of EDT for dehumidification, the Army decided not to pursue their Phase II option. Kronos believes EDT is a viable solution for commercial dehumidification and will seek one or more commercial partners to work with us to exploit the benefits of EDT. As of June 30, 2005, the U. S. Army had provided Kronos with $324,000 in funding for this effort under the Phase II contract.

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

Transportation Products. In January 2003, Kronos executed a Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos devices being designed and manufactured under this contract will need to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI). The Company has completed product design and development based on the customer's specific product application requirements. We are currently testing and evaluating the prototype product.

In August 2005, Kronos extended its work into the transportation industry by signing a Prototype Development and Evaluation Agreement with a leading luxury automotive manufacturer. The Kronos devices will be designed and manufactured to meet exacting customer standards for placement inside of automobile passenger cabins. According to various industry reports, the amount of time Americans have spent in their cars has risen 236 percent since 1982 (with one report from Time Magazine noting an average motorist will spend more than 5 years stuck in traffic alone), providing optimum air circulation in automobiles is not only a comfort factor, but can also be a critical means of improving air quality and helping to prevent viruses and allergens that may otherwise accumulate in filtration systems.

Microelectronics Cooling Products. In December 2004, Kronos and the University of Washington were awarded funding for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center ("WTC"). The objective of the project is to develop a novel energy-efficient heat transfer technology for cooling microelectronics. Thermal management for microelectronics and MEMS systems is a challenge. Existing cooling devices aren't meeting increasing needs for energy consumption and heat dissipation. Kronos air handling technology is an emerging technology that uses an electric field to exert force on ionized gas. Kronos is attempting to develop an improved microchip air handling system that is smaller in size, has high speed airflow, allows more targeted delivery of cooling to areas of highest heat and is compatible with current processes. WTC will contribute $40,000 to the project, with Kronos contributing $8,000, plus $32,000 in in-kind services, including use of the Kronos Research and Product Development Facility. During the quarter ended June 30, 2005, Kronos and the University of Washington initiated research into development of an energy-efficient heat transfer technology for cooling microelectronics.

Patents and Intellectual Property

Multiple U.S. Patents Allowed for Issuance. Kronos has received notification that multiple patents have been allowed for issuance by the United States Patent and Trademark Office. These patents are considered utility patents which describe fundamental innovations in the generation, management and control of Electrostatic Fluids, including air movement, filtration and purification. Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products. The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.


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

 January 2003       Electrostatic Fluid        core technology for                  2019
                    Accelerator                producing ion discharge
                                               to create air movement
                                               and base level filtration


International Patent Allowed for Issuance. In November 2004, Kronos received formal notification from the Commonwealth of Australian Patent Office indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as an Australian patent. There are a number of other patent applications corresponding to Kronos' U.S. Patents that have been filed and are pending outside of the United States.

Additional Patent Applications. A number of additional patent applications have been filed for, among other things, the control and management of electrostatic fluid acceleration. These additional patent applications are either being examined or are awaiting examination by the Patent Office.

MILESTONES

Our primary business objectives over the next 12 months are the launch of Kronos-based standalone consumer products and to establish strategic partners for developing and commercializing embedded product applications. The primary milestones necessary to achieve these objectives are as follows:

     o mass production and marketing of the Kronos-based standalone and embedded residential products;

     o expansion of external partnerships and resources to facilitate the production, marketing and sales of Kronos products;

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

We estimate that achievement of our business plan will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to the senior debt funding from the HoMedics Secured Promissory Note; equity funding from the Cornell Capital Standby Equity Distribution Agreement; and/or the sale of additional equity in our Company, and cash flows generated from government grants and contracts and from customer revenue. Pursuant to discussions with the companies that we will be licensing our technology, we anticipate generating cash flow in our 2006 fiscal year from advance funding from these companies for product development work.

HOMEDICS SENIOR DEBT TRANSACTION

In May 2003, Kronos entered into an agreement with a strategic customer, HoMedics, Inc., for $2.5 million in financing, including $2.4 million in secured debt financing and $100,000 for the purchase of warrants. $2.5 million was paid to Kronos upon execution of the agreement. In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. The $925,000 will be paid to Kronos upon Kronos achieving three milestones: (i) $175,000 shall be funded upon delivery and successful testing of electronic boards and power supplies from Kronos' contract manufacturing partner, (ii) $250,000 shall be funded upon obtaining tooling of the current prototype configuration and device testing and performing to HoMedics' specifications, and (iii) $500,000 shall be funded upon the initial sale of Kronos-based air purifiers by HoMedics. Kronos and HoMedics have been in discussions regarding the achievement of the first milestone. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will be due the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $925,000 will also be October 2009. The interest rate will remain at 6% for the $2.4 million in debt; the rate will also be 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis.

In addition, in connection with the First Amendment to Master Loan and Investment Agreement, Kronos issued to HoMedics a warrant to purchase 26.5 million shares of Kronos' common stock. The warrant is exercisable for a period of ten (10) years from the date of issuance. The exercise price is $0.10 per share. In consideration for the warrant, HoMedics delivered to Kronos $75,000 by funding the closing fees owed by Kronos and HoMedics agreed to amend two (2) warrants to purchase 13.4 million shares of Kronos' common stock previously issued by Kronos by removing the anti-dilution protection previously granted to HoMedics. Kronos agreed to include new anti-dilution protection in the new warrant. HoMedics is entitled, under certain circumstances, to anti-dilution protection in order to maintain beneficial ownership of Kronos equal to 30%. HoMedics may not be diluted below 30% for any funds raised at less than $0.20 per share, excluding options or shares issued to management, directors, and consultants in the normal course of business or shares issued to Cornell Capital in repayment of the two Promissory Notes. There are no anti-dilution measures for funds raised at greater than $0.20 per share. In addition, Kronos agreed to grant HoMedics piggy-back registration rights and one (1) demand registration right with respect to any shares of common stock of Kronos that HoMedics may acquire pursuant to the two (2) previously issued warrants and the warrant issued in October 2004 in connection with the First Amendment to Master Loan and Investment Agreement. HoMedics also agreed not to exercise any warrants until one year after the effective date of the registration statement to be filed pursuant to the Investor Registration Rights Agreement with Cornell Capital.

CORNELL CAPITAL TRANSACTION

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. Kronos executed an Equity Investment Agreement and received $500,000 in gross proceeds through the sale of 5 million unregistered shares of Kronos common stock. Cornell Capital Partners provided $4 million pursuant to two Promissory Notes, which were funded as follows: $2 million upon filing a Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty one months. Kronos intends to use the proceeds under the Standby Equity Distribution Agreement to repay the Promissory Notes. As of June 30, 2005, Kronos had received $4.5 million under these agreements.

EMPLOYEES

On June 30, 2005, Kronos and its subsidiaries had eleven full-time employees. Of the total number of full-time employees, one works in general management, nine in research and product development, one in marketing and sales and operations, and none are employed in administrative and other support positions. None of the employees are represented by unions. There has been no disruption of operations due to a labor dispute. We consider our relations with our employees to be good.

FACTORS AFFECTING KRONOS' BUSINESS AND PROSPECTS

We are subject to various risks which may have a material adverse effect on our business, financial condition and results of operations, and may result in a decline in our stock price. Certain risks are discussed below:

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net loss of $7.1 million for the fiscal year ended June 30, 2005. We incurred a net loss of $2.5 million for the fiscal year ended June 30, 2004. As a result, at June 30, 2005 and June 30, 2004, we had an accumulated deficit of $27.1 million and $20.0 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of debt. We expect that our revenues and cash flows from operations may not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos technologies. No assurances can be given that we will be able to successfully commercialize our Kronos technologies or that we will ever be profitable.

We will require significant additional financing to sustain our operations and without it we will not be able to continue operations.

At June 30, 2005 and June 30, 2004, we had a working capital deficit of $3.6 million and $1.2 million, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2005, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the fiscal year ended June 30, 2005 and June 30, 2004, we had an operating cash flow deficit of $1.8 million and $2.8 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

If obtaining sufficient financing from HoMedics and /or Cornell Capital Partners were to be unavailable and if we are unable to commercialize and sell our products or technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the HoMedics senior debt agreement and / or the Cornell Capital Standby Equity Distribution Agreement, we may still need additional capital to fully implement our business, operating and development plans. At June 30, 2005 and June 30, 2004, we had a cash balance of $1,555,000 and $69,000, respectively. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.

Existing stockholders will experience significant dilution from our sale of shares under the Cornell Capital Standby Equity Distribution Agreement and any other equity financing.

The sale of shares pursuant to our agreement with Cornell Capital Partners, the exercise of HoMedics stock warrants or any other future equity financing transaction will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement. If our stock price is lower, then our existing stockholders would experience greater dilution. We cannot predict the actual number of shares of common stock that will be issued pursuant to the Standby Equity Distribution Agreement or any other future equity financing transaction, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we do not know the exact amount of funds we will need.

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

Our net intangible assets of approximately $2.1 million as of June 30, 2005 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003. Intangible assets comprise 54% of our total assets as of June 30, 2005. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

Our common stock is deemed to be "Penny Stock," subject to special requirements and conditions and may not be a suitable investment.

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

ITEM 2. PROPERTIES

Our principal executive office is located at 464 Common Street, Suite 301, Belmont, Massachusetts. At June 30, 2005, the offices of the Kronos Research and Product Development facility were located at 8549/8551 154th Avenue NE, Redmond, Washington. Effective October 1, 2005, Kronos Research and Product Development facility will be located at 15241 90th Street, NE, Redmond, Washington. Kronos is committed through September 30, 2009 to annual lease payments on operating leases for 6,000 square feet of office/research and product development premises. We consider our new Research and Product Development facility to be adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "KNOS." Our high and low bid prices by quarter during fiscal 2005 and 2004 are presented as follows:



                                                    FISCAL YEAR 2005
                                                    HIGH         LOW
First Quarter (July 2004 to September 2004)        $0.175      $0.125
Second Quarter (October 2004 to December 2004)     $0.200      $0.125
Third Quarter (January 2005 to March 2005)         $0.150      $0.080
Fourth Quarter (April 2005 to June 2005)           $0.150      $0.063

                                                    FISCAL YEAR 2004
                                                    HIGH         LOW
First Quarter (July 2003 to September 2003)        $0.450      $0.220
Second Quarter (October 2003 to December 2003)     $0.370      $0.230
Third Quarter (January 2004 to March 2004)         $0.330      $0.180
Fourth Quarter (April 2004 to June 2004)           $0.255      $0.155

On September 26, 2005, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.075 per share. On September 26, 2005, we had approximately 2,000 beneficial stockholders of our common stock and 78,030,202 shares of our common stock were issued and outstanding.

DIVIDENDS

We have not declared or paid dividends on our common stock during fiscal 2004 or 2005 and do not plan to declare or pay dividends on our common stock during fiscal 2006. Our dividend practices are determined by our Board of Directors and may be changed from time to time. We will base any issuance of dividends upon our earnings (if any), financial condition, capital requirements, acquisition strategies, and other factors considered important by our Board of Directors. Nevada law and our Articles of Incorporation do not require our Board of Directors to declare dividends on our common stock. We expect to retain any earnings generated by our operations for the development and expansion of our business and do not anticipate paying any dividends to our stockholders for the foreseeable future.

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

All investors participating in private placements for cash were "accredited investors" within the meaning of Regulation D. In addition, we note that there are several categories of recipients of these shares. These include investors for cash, officers, directors, consultants, litigants and former stockholders of private companies acquired by Kronos. Kronos does not believe that these categories of recipients should be integrated with each other under the concept of integration. Under Securities Act Release Nos. 4552 and 4434, these categories would not involve a single plan of financing and would not be considered to be made for the same general purpose. As a result, each category should be reviewed on its own. Given the small number of purchasers in these categories, Kronos believes that these transactions complied in all respects with Section 4(2). Kronos believes that this conclusion is true even if the transactions occurring within each category are integrated with other transactions occurring within six months or one year of a given transaction.

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

On July 1, 2004, we granted options to acquire 725,000 shares of our common stock at an exercise price of $0.15 to Spencer Browne, James McDermott, William Poster, Milton Segal and Charles Strang in exchange for services as directors or advisory board members to the Company.

In October 2004, we issued five million shares of our common stock, valued at $0.10 per share at an aggregate value of $500,000 to Cornell Capital Partners, LLC.

In October 2004, we issued 62,500 shares of our common stock, valued at $0.10 per share at an aggregate value of $6,250 to Newbridge Securities Corporation as a placement agent fee in connection with the Standby Equity Distribution Agreement with Cornell Capital.

In October 2004, we issued to HoMedics a warrant to purchase 26,507,658 shares of Kronos common stock. The warrant is exercisable for a period of ten (10) years from the date of issuance. The exercise price is $0.10 per share.

In November 2004, we issued 2,000,000 shares of our common stock valued at $0.10 per share at an aggregate value of $200,000 to Fusion Capital Partners, LLC. The proceeds were used to eliminate Kronos' non-interest bearing demand obligation to Fusion Capital.

In November 2004, we issued 2,800,000 shares of our common stock valued at $0.10 per share at an aggregate value of $280,000 to a group of accredited investors.

On June 30, 2005, we issued 1,500,000 shares of our common stock valued at $0.09 per share at an aggregate value of $135,000 to Daniel R. Dwight, Igor Krichtafovitch, and Richard F. Tusing for 2005 bonuses.

On June 30, 2005, we granted options to acquire 1,725,000 shares of our common stock at an exercise price of $0.125. Of the 1,725,000 options, 1,200,000 options were granted to Daniel R. Dwight and Richard F. Tusing who are directors and officers of Kronos.

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

GENERAL

Kronos Advanced Technologies, Inc. is an application development and licensing company that has developed and patented technology that fundamentally changes the way air is moved, filtered and sterilized. Kronos is pursuing commercialization of its proprietary technology in a limited number of markets; and if we are successful, we intend to enter additional markets in the future. Among the achievements of the Company over the past twelve months included the following:

     | | Technology and Intellectual Property:

               - secured additional U.S. and international patents for our proprietary technology and made additional patent filings;
               - expanded our product claims platform to include independent verification of Kronos' technology's ability to filter submicron size particles (30 - 100 nanometers), which includes bacteria and virus size particles.

     | | Business Development, Marketing and Sales:
               - earned $0.4 million in revenue from military, consumer and commercial customer contracts;
               - developed new strategic relationships with IKEA of Sweden, leading automotive manufacturer and Northrop Grumman in the residential, transportation and military markets, respectively.

     | | Operations:
               - reduced the cost and size of the Kronos electronics through our strategic relationship with TechEn;
               - completed development and initiated testing of a viable consumer standalone air purification product;
               -    shipped U.S. Navy product  developed  under an SBIR Phase II contract to Northrop Grumman for testing and evaluation;
               -    shipped  initial  prototype  device to IKEA for  testing and evaluation;
               - expanded our technical, research and product development team;
               - initiated expansion into a larger facility to accommodate our growing customer driven research and product development needs.

     | | Financial and Other:
               - secured funding from Cornell Capital partners, including $4 million in debt financing, $0.5 million in equity financing and $20 million in commitment through a Standby Equity Distribution Agreement;
               - obtained agreement from HoMedics to extend repayment of Kronos debt and to provide an additional $1 million in funding.

Recent Developments

HoMedics. In March and April 2005, Kronos modified the HoMedics design and ordered prototype production devices from Kronos' preferred vendors along with select components from HoMedics preferred vendor. In August 2005, Kronos received initial shipment of products from its low cost, contract manufacturer in Mexico and China. In September 2005, Kronos initiated testing of these products under a testing protocol co-developed by Kronos and HoMedics.

IKEA of Sweden. In May 2005, Kronos initiated a strategic relationship with IKEA of Sweden. In September 2005, Kronos shipped its initial prototype device to IKEA for testing and evaluation.

Leading Automotive Manufacturer. In August 2005, Kronos extended its work into the transportation industry by signing a Prototype Development and Evaluation Agreement with leading automotive manufacturer.

U.S. Military and Northrop Grumman. In May 2005, Kronos shipped the Kronos US Navy SBIR Phase II device to Northrop Grumman for testing and evaluation. Based on the success of these initial tests, Northrop Grumman requested additional modifications and improvements to the device. Northrop Grumman is scheduling further testing.

In February 2005, because the Army's focus was on researching a specific aspect of using an electrostatic process for dehumidification and did not share Kronos' vision for a broader application for using the unique aspects of Kronos' Electrostatic Dehumidification Technology ("EDT"), the Army decided not to pursue their Phase II option.

As of June 30, 2005, the U. S. Military had provided Kronos with $904,000 in funding for these efforts under SBIR Phase II contracts.

Leading Business Jet Manufacturer. The Company has completed product design and development based on the customer's specific product application requirements. We are currently testing and evaluating the prototype product.

Washington Technology Center. In December 2004, Kronos and the University of Washington were awarded funding for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center. During the quarter ended June 30, 2005, Kronos and the University of Washington initiated research into development of an energy-efficient heat transfer technology for cooling microelectronics.

Senior Debt Financing. In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants.

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. Kronos executed an Equity Investment Agreement and received $500,000 in gross proceeds through the sale of 5 million unregistered shares of Kronos common stock. Cornell Capital Partners provided $4 million pursuant to two Promissory Notes, which were funded as follows: $2 million upon filing a Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty one months. Kronos intends to use the proceeds under the Standby Equity Distribution Agreement to repay the Promissory Notes. As of June 30, 2005, Kronos has received $4.5 million under these agreements.

In July 2005, Cornell Capital Partners suspended until further notice weekly repayments of the Kronos Promissory Note dated June 21, 2005 and suspended for one month weekly repayments of the Kronos Promissory Note dated March 7, 2005. In September 2005, Cornell Capital Partners suspended until further notice weekly repayments of the Kronos Promissory Note dated March 7, 2005.

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

RESULTS OF OPERATIONS

Consolidated Statement of Operations For the Year Ended June 30, 2005.

Our net losses for each of the current years ended June 30, 2005 and June 30, 2004 were $7,094,000 and $2,495,000, respectively. The increase in the net loss for the year ended June 30, 2005, as compared to the prior year, was principally the result of a $3,857,000 increase in other income associated with the restructuring of the HoMedics debt, a $683,000 or 33% increase in operating costs to $2,772,000 and a $99,000 or 64% decrease in gross profit, partially offset by a $95,000 or 15% decrease in interest expense to $0.5 million.

Revenue. Revenues are generated through sales of services for design and development of Kronos devices at Kronos Air Technologies, Inc. Revenues for the year ended June 30, 2005 were $430,000 compared with $533,000 in the prior year. Current year revenues were primarily from our HoMedics development agreement, U.S. Navy Small Business Innovative Research Phase II contract, and U.S. Army Small Business Innovative Research Phase II contracts.

Cost of Sales. Cost of sales for the year ended June 30, 2005 was $375,000 compared with $379,000 for the prior year. Cost of sales is primarily research and development costs and material and labor associated with our HoMedics development agreement, U.S. Navy Small Business Innovative Research Phase II contract and U.S. Army Small Business Innovative Research Phase II contracts.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the year ended June 30, 2005 increased $683,000 from the prior year to $2,772,000. The increase was principally the result of a $274,000 in increase on non-cash compensation as the Company elected to recognize Statement of Financial Accounting Standards No. 123R, Share-Based Payment, during the fiscal year ended June 30, 2005; and $270,000 increase in compensation and benefits and a $107,000 increase in research and development as the Company expanded it product application capability; partially offset by a $111,000 reduction in professional services.

Loss on Debt Restructuring. Loss on debt restructuring for the year ended June 30, 2005 was $3,857,000 and represented the non-cash charge to operations for the cost to restructure the HoMedics debt, including the cost to issue 26 million warrants (refer to Note 14 - Commitments and Contingencies).

Interest expense. Interest expenses for the year ended June 30, 2005 was $521,000 compared to $616,000 for the corresponding period of the prior year.

Consolidated Balance Sheet as of June 30, 2005

Our total assets at June 30, 2005 were $3,960,000 compared with $2,497,000 at June 30, 2004. Total assets at June 30, 2005 and June 30, 2004 were comprised primarily of $2,139,000 and $2,253,000, respectively, of patents/intellectual property and $1,555,000 and $69,000, respectively, of cash. Total current assets at June 30, 2005 and 2004 were $1,818,000 and $238,000, respectively, while total current liabilities for those same periods were $5,420,000 and $1,423,000, respectively, creating a working capital deficit of $3,602,000 and $1,186,000 at each respective period end. This working capital deficit is primarily due to short term borrowings from Cornell Capital Partners.

Stockholders' deficit as of June 30, 2005 was ($3,860,000). The $7,094,000 net loss for the twelve months ended June 30, 2005 was offset by the value of the warrants issued to HoMedics ($3,361,000), the sale and issuance of common stock for cash ($968,000) and the issuance of common stock and options for services ($288,000).

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

Revenue. Revenues are generated through sales of services for design and development of Kronos devices at Kronos Air Technologies, Inc. Revenues for the year ended June 30, 2004 were $533,000 compared with $559,000 in the prior year. Current year revenues were primarily from our HoMedics development agreement, U.S. Navy Small Business Innovative Research Phase II contract, U.S. Army Small Business Innovative Research Phase I and Phase II contracts and our contract with a business jet manufacturer.

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

Stockholders' deficit as of June 30, 2004 and 2003 was ($1.4 million). The $2.5 million loss from continuing operations for the twelve months ended June 30, 2004 was offset by the sale and issuance, net of offering costs, of $1.5 million of common stock and by the transfer $0.8 million of warrants from liabilities to stockholders' deficit.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt and customer contracts for research and product development to finance our operations.

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two Promissory Notes, which have been funded as follows: $2 million upon the filing an SB-2 Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty one months. As of June 30, 2005, Kronos has received $4.5 million in funding under these agreements. In July 2005, Cornell Capital Partners suspended until further notice weekly repayments of the Kronos Promissory Note dated June 21, 2005 and suspended for one month weekly repayments of the Kronos Promissory Note dated March 7, 2005. In September 2005, Cornell Capital Partners suspended until further notice weekly repayments of the Kronos Promissory Note dated March 7, 2005.

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. The $925,000 will be paid to Kronos upon Kronos achieving three milestones: (i) $175,000 shall be funded upon delivery and successful testing of electronic boards and power supplies from Kronos' contract manufacturing partner, (ii) $250,000 shall be funded upon obtaining tooling of the current prototype configuration and device testing and performing to HoMedics' specifications, and (iii) $500,000 shall be funded upon the initial sale of Kronos-based air purifiers by HoMedics. Kronos and HoMedics have been in discussions regarding the achievement of the first milestone. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will be due the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $925,000 will also be October 2009. The interest rate will remain at 6% for the $2.4 million in debt; the rate will also be 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. In connection with the October 2004 agreements, Kronos issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock.

Net cash flow used in operating activities was $1.8 million for the year ended June 30, 2005. We were able to satisfy most of our cash requirements for this period from the proceeds of the sale of equity to Cornell Capital Partners and a group of accredited investors, the $4 million Promissory Notes with Cornell Capital Partners and our U.S. Navy and U.S. Army Phase II contracts.

We estimate that achievement of our business plan will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to senior debt funding from the HoMedics Secured Promissory Note; equity funding from the Cornell Capital Standby Equity Distribution Agreement; and/or the sale of additional equity in our Company; cash flow generated from government grants and contracts; and cash flow generated from customer revenue. There are no assurances that these sources of funding will be adequate to meet our cash flow needs.

GOING CONCERN OPINION

The Report of Independent Registered Public Accounting Firm includes an explanatory paragraph to their audit opinions issued in connection with our 2005 and 2004 financial statements that states that we do not have significant cash or other material assets to cover our operating costs. Our ability to obtain additional funding will largely determine our ability to continue in business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

               CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 2005



Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheets as of June 30, 2005 and June 30, 2004       F-3

Consolidated Statements of Operations for the years ended June 30,
    2005 and 2004                                                       F-4

Consolidated Statement of Changes of Stockholders' Deficit for years
    ended June 30, 2005 and 2004                                        F-5

Consolidated Statements of Cash Flows for the years ended June 30,
    2005 and 2004                                                       F-6

Notes to Consolidated Financial Statements                          F-7 to F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Kronos Advanced Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Kronos Advanced Technologies, Inc. and Subsidiary as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kronos Advanced Technologies, Inc. and Subsidiary as of June 30, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

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





                                               /s/ Sherb & Co., LLP
                                               ---------------------------------
                                                   Sherb & Co., LLP


New York, New York
September 27, 2005

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                         June 30,              June 30,
                                                          2005                   2004
                                                  --------------------  --------------------
Assets

Current Assets
    Cash                                          $         1,554,906   $            69,063
    Accounts receivable                                            -                 97,544
    Other Current Assets                                      263,490                71,050
                                                  --------------------  --------------------
               Total Current Assets                         1,818,396               237,657
                                                  --------------------  --------------------

Property and Equipment                                         46,011                46,011
    Less: Accumulated Depreciation                            (43,384)              (39,719)
                                                  --------------------  --------------------
               Net Property and Equipment                       2,627                 6,292
                                                  --------------------  --------------------
Other Assets
    Intangibles, net                                        2,138,814             2,253,029
                                                  --------------------  --------------------
               Total Other Assets                           2,138,814             2,253,029
                                                  --------------------  --------------------
Total Assets                                      $         3,959,837   $         2,496,978
                                                  ====================  ====================
Liabilities and Stockholders' Deficit

Current Liabilities

    Accrued expenses and payables to officers     $            28,837   $            36,258
    Accounts payable                                          479,175               272,544
    Accrued expenses                                          487,070               312,346
    Deferred revenue                                               -                  3,218
    Notes payable, current portion                          4,028,131               798,926
    Notes payable to directors & officers                     397,004                     -
                                                  --------------------  --------------------
               Total Current Liabilities                    5,420,217             1,423,292
                                                  --------------------  --------------------
Long Term Liabilities
    Notes payable
               Notes payable to directors &
               officers                                            -              1,063,266
               Other notes payable                          2,400,000             1,983,038
               Discount on notes payable                           -               (589,260)
                                                  --------------------  --------------------
               Total Long Term Liabilities                  2,400,000             2,457,044
                                                  --------------------  --------------------
               Total Liabilities                            7,820,217             3,880,336
                                                  --------------------  --------------------

Stockholders' Deficit
    Common stock, authorized 500,000,000
     shares of $.001 par value
     Issued and outstanding - 72,786,345
     and 61,323,845, respectively                              72,686                61,323
    Capital in excess of par value                         23,183,747            18,578,019
    Accumulated deficit                                   (27,116,813)          (20,022,700)
                                                  --------------------  --------------------
               Total Stockholders' Deficit                 (3,860,380)           (1,383,358)
                                                  --------------------  --------------------
Total Liabilities and Stockholders' Deficit       $         3,959,837   $         2,496,978
                                                  ====================  ====================


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                           For the year ended June 30,
                                                         ----------------------------------
                                                               2005             2004
                                                         ----------------  ----------------
 Sales                                                   $      430,379    $      533,220
 Cost of sales                                                  375,397           379,331
                                                         ----------------  ----------------
 Gross Profit                                                    54,982           153,889
                                                         ----------------  ----------------

 Selling, General and Administrative expenses

     Compensation and benefits                                1,384,481           840,205
     Research and development                                   167,500            60,517
     Professional services                                      244,570           355,454
     Depreciation and amortization                              475,250           360,955
     Facilities                                                  96,882            88,914
     Insurance                                                  173,597           125,622
     Other selling general and administrative expenses          229,658           257,287
                                                         ----------------  ----------------
 Total Selling, General and Administrative expenses           2,771,938         2,088,954
                                                         ----------------  ----------------

 Net Operating Loss                                          (2,716,956)       (1,935,065)

 Other Income (Expense)

     Loss on Debt Restructure                                (3,857,467)                -
     Other Income                                                 1,414            56,000
     Interest Expense                                          (521,104)         (615,831)
                                                         ----------------  ----------------

 Net Loss                                                $   (7,094,113)   $   (2,494,896)
                                                         ================  ================

 Basic and Diluted Loss Per Share:
        Net Loss                                         $        (0.10)   $        (0.04)
                                                         ================  ================

 Weighted Average Shares Outstanding - Basic and Diluted     67,612,904        57,760,785
                                                         ================  ================



The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT



                                                          Common Stock         Capital in                        Total
                                                     -----------------------  Excess of Par    Accumulated   Stockholders'
                                                       Shares      Amount        Value         Deficit         Deficit
                                                     -----------  ----------  -------------  --------------  ------------
BALANCE at June 30, 2003                             53,836,524   $  53,837   $ 16,240,378   $ (17,527,804)  $(1,233,589)


       Stock options issued for Board Service                 -           -         19,179               -        19,179
       Shares issued for Board services                 438,493         438         68,792               -        69,230
       Shares issued for cash                         6,705,576       6,705      1,365,513               -     1,372,218
       Reclassification of redeemable warrants                -           -        805,300               -       805,300
       Shares issued for consulting services            360,000         360         78,840               -        79,200
       Adjustment to stock                              (16,748)        (17)            17               -             -
       Net loss for the year ended June 30, 2004              -           -              -      (2,494,896)   (2,494,896)
                                                     -----------  ----------  -------------  --------------  ------------
BALANCE at June 30, 2004                             61,323,845      61,323     18,578,019     (20,022,700)   (1,383,358)


       Shares issued for cash                         9,800,000       9,800        957,700               -       967,500
       Shares issued for services to officers         1,500,000       1,500        133,500               -       135,000
       Shares issued for consulting services             62,500          63          6,187               -         6,250
       Value of warrants issued in conjunction
         with debt restructure                                -           -      3,361,171               -     3,361,171
       Stock options issued for Board Service                 -           -        147,170               -       147,170
       Net loss for the year ended June 30, 2005              -           -              -      (7,094,113)   (7,094,113)
                                                     -----------  ----------  -------------  --------------  ------------
BALANCE at June 30, 2005                             72,686,345   $  72,686   $ 23,183,747   $ (27,116,813)  $(3,860,380)
                                                     ===========  ==========  =============  ==============  ============



The accompanying notes are an integral part of this financial statement

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       For the year ended June 30,
                                                                  ----------------------------------------
                                                                         2005                 2004
                                                                  --------------------  ------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                $        (7,094,113)  $      (2,494,896)
          Adjustments to reconcile net loss to net cash
            used in operations
                 Depreciation and amortization                                475,250             360,955
                 Accretion of note discount                                    92,965             303,786
                 Loss on debt restructuring                                 3,857,467                   -
                 Common stock issued for compensation/services                282,170             167,609
          Change In:
                 Accounts receivable                                           97,544             (48,778)
                 Prepaid expenses and other assets                            102,447             (36,916)
                 Deferred revenue                                              (3,218)           (130,533)
                 Accounts payable                                             199,224            (596,666)
                 Accrued expenses and other liabilities                       174,710            (347,215)
                                                                  --------------------  ------------------
     Net cash used in Operating Activities                                 (1,815,554)         (2,822,654)
                                                                  --------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES

                 Investment in patent protection                             (279,245)           (104,760)
                                                                  --------------------  ------------------
     Net cash used in Investing Activities                                   (279,245)           (104,760)
                                                                  --------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
                 Issuance of common stock                                     973,750           1,372,218
                 Proceeds from short-term borrowings                          100,000             200,000
                 Repayments of short-term borrowings                       (1,120,095)           (355,396)
                 Proceeds from long-term borrowings                         4,000,000           1,138,478
                 Debt Acquisition Costs                                      (373,013)                 -
                                                                  --------------------  ------------------
     Net cash provided by Financing Activities                              3,580,642           2,355,300
                                                                  --------------------  ------------------
NET (DECREASE) INCREASE IN CASH                                             1,485,843            (572,114)
CASH
     Beginning of year                                                         69,063             641,177
                                                                  --------------------  ------------------
     End of year                                                  $         1,554,906   $          69,063
                                                                  ====================  ==================

Supplemental schedule of non-cash investing and financing
activities:
     Interest paid in cash                                        $           129,886   $         15,667
                                                                  ====================  ==================
Non-cash investing and financing activities:
     Accounts payable/accrued expenses converted to notes payable $                -    $      1,139,903
                                                                  ====================  ==================



The accompanying notes are an integral part of this financial statement.

                KRONOS ADVANCED TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Kronos Advanced Technologies, Inc. ("Kronos") is a Nevada corporation (the "Company"). The Company's shares began trading on the over-the-counter bulletin board exchange on August 28, 1996 under the symbol "TSET." Effective January 12, 2002, the Company began doing business as Kronos Advanced Technologies, Inc. and, as of January 18, 2002, we changed the Company ticker symbol to "KNOS." We have confined most of our recent activities to develop the Kronos technology.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method. The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 fiscal year end.

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and its subsidiary for the periods in which the subsidiary was owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At June 30, 2005, we had only one subsidiary, Kronos Air Technologies, Inc.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At June 30, 2005 the cash balances held at financial institutions were in excess of federally insured limits.

Accounts Receivable. The Company provides an allowance for potential losses, if necessary, on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at June 30, 2005 and June 30, 2004. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.

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

Income Taxes. Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

Research and Development Expenses. Costs related to research and development are charged to research and development expense as incurred.

Net Loss Per Share. Basic loss per share is computed using the weighted average number of shares outstanding. Diluted loss per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, when their effect is dilutive.

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

Stock Options. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Kronos elected to implement the provisions of SFAS No. 123R in the fiscal year ended June 30, 2005.

NOTE 3 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the current year ended June 30, 2005. In addition, the Company has used, rather than provided cash in its operations. The Company is currently using its resources to attempt to raise capital necessary to commercialize its technology and develop viable commercial products, and to provide for its working capital needs.

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

Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

HoMedics. October 2002, Kronos and HoMedics executed a Licensing Agreement granting HoMedics certain rights with respect to the distribution of the Kronos proprietary technology to the consumer. The agreement provides for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on the patented Kronos technology. The initial term of the agreement is three and one half years from the initial sale of consumer air purification products by HoMedics, which shall be no later than December 31, 2006, with the option to extend the Licensing Agreement for six additional years. Kronos was compensated through an initial royalty payment and will receive ongoing quarterly royalty payments based on a percentage of sales. HoMedics will pay minimum royalty payments of at least $2 million during the initial three and a half year term and on-going royalty payments to extend the agreement. Kronos will retain the rights to all of its intellectual property. HoMedics commitment includes funding a marketing and advertising campaign to promote the Kronos-based product line. The products will be distributed by HoMedics. HoMedics currently distributes their products through major domestic retailers, including Wal-Mart, Home Depot, Sears, Bed Bath & Beyond, and Linens 'N Things.

We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that is an efficient, high quality product which is cost effective and easy to operate. In March 2005, Kronos and HoMedics began expanding production development beyond the initial prototypes and initiated increased product testing to complete the product claims platform. In March and April 2005, Kronos modified the HoMedics design and ordered prototype production devices from Kronos' preferred vendors along with select components from a HoMedics preferred vendor. In August 2005, Kronos received initial shipment of products from its low cost, contract manufacturer in Mexico and China and, in September 2005, initiated testing of these products under a testing protocol co-developed by Kronos and HoMedics.

U.S. Navy. In November 2002, the U. S. Navy awarded Kronos a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $145,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos devices developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. In May 2005, Kronos shipped the Kronos device to Northrop Grumman for testing and evaluation. Based on the success of these initial tests, Northrop Grumman requested additional modifications and improvements to the device. Northrop Grumman is scheduling further testing. As of June 30, 2005, the
U. S. Navy had provided Kronos with $580,000 in funding for this effort.

Leading Business Jet Manufacturer. In January 2003, Kronos executed a Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos devices being designed and manufactured under this contract will need to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI). The Company has completed product design and development based on the customer's specific product application requirements. We are currently testing and evaluating the prototype product.

Leading Automotive Manufacturer. In August 2005, Kronos extended its work into the transportation industry by signing a Prototype Development and Evaluation Agreement with a leading luxury automotive manufacturer. The Kronos devices will be designed and manufactured to meet exacting customer standards for placement inside of automobile passenger cabins. According to various industry reports, the amount of time Americans have spent in their cars has risen 236 percent since 1982 (with one report from Time Magazine noting an average motorist will spend more than 5 years stuck in traffic alone), providing optimum air circulation in automobiles is not only a comfort factor, but can also be a critical means of improving air quality and helping to prevent viruses and allergens that may otherwise accumulate in filtration systems.

Washington Technology Center. In December 2004, Kronos and the University of Washington were awarded funding for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center ("WTC"). The objective of the project is to develop a novel energy-efficient heat transfer technology for cooling microelectronics. Thermal management for microelectronics and MEMS systems is a challenge. Existing cooling devices aren't meeting increasing needs for energy consumption and heat dissipation. Kronos air handling technology is an emerging technology that uses an electric field to exert force on ionized gas. Kronos is attempting to develop an improved microchip air handling system that is smaller in size, has high speed airflow, allows more targeted delivery of cooling to areas of highest heat and is compatible with current processes. WTC will contribute $40,000 to the project, with Kronos contributing $8,000, plus $32,000 in in-kind services, including use of the Kronos Research and Product Development Facility. During the quarter ended June 30, 2005, Kronos and the University of Washington initiated research into development of an energy-efficient heat transfer technology for cooling microelectronics.

NOTE 4 - OTHER CURRENT ASSETS



Other current assets at June 30, consist of the following:

                                        2005                   2004
                                  ---------------       ---------------
 Debt acquisition costs           $      203,125        $            -
 Payroll deposit                          50,000                     -
 Lease deposits                           10,365                10,365
 Prepaid professional fees                     -                12,587
 Prepaid insurance                             -                 4,104
 Work in Progress                              -                43,994
                                  ---------------       ---------------
 Prepaid and other current assets $      263,490        $       71,050
                                  ===============       ===============

NOTE 5 - PROPERTY AND EQUIPMENT



Property and equipment at June 30, consists of the following:
                                        2005                  2004
                                  ---------------       ---------------
  Office furniture and fixtures   $       37,756        $       37,756
  Machinery and equipment                  8,255                 8,255
                                  ---------------       ---------------
                                          46,011                46,011
  Less accumulated depreciation          (43,384)              (39,719)
                                  ---------------       ---------------

  Net property and equipment      $        2,627        $        6,292
                                  ===============       ===============

Depreciation expense for the years ended June 30, 2005 and 2004 were $3,655 and $13,283, respectively.

NOTE 6 - INTANGIBLES



Intangible assets at June 30, consists of the following:

                                       2005                   2004
                                  ---------------       ---------------
     Marketing intangibles        $      587,711        $       587,711
     Purchased patent technology       2,669,355              2,669,355
     Developed patent technology         518,960                239,715
                                  ---------------        ---------------
                                       3,776,026              3,496,781
     Less accumulated amortization    (1,637,212)            (1,243,752)
                                  ---------------        ---------------
     Net intangible assets         $   2,138,814        $     2,253,029
                                  ===============        ===============

Purchased patent technology includes property that was acquired in the Kronos acquisition.

Intangible assets are being amortized on a straight line basis over 10 years. Amortization expense for the years ended June 30, 2005 and 2004 was $393,460 and $271,364, respectively.

Amortization of the Company's Intangible Assets shown above for the fiscal years ended June 30,


                                      2006         2007         2008         2009         2010
                                   -----------  -----------  -----------  -----------  -----------
Marketing intangibles              $  587,711   $  587,711   $  587,711   $  587,711   $  587,711
Purchased patent technology         2,669,355    2,669,355    2,669,355    2,669,355    2,669,355
Developed patent technology           518,960      518,960      518,960      518,960      518,960
                                   -----------  -----------  -----------  -----------  -----------
                                    3,776,026    3,776,026    3,776,026    3,776,026    3,776,026
Less accumulated amortization      (2,014,815)  (2,392,418)  (2,770,021)  (3,147,624)  (3,434,800)
                                   -----------  -----------  -----------  -----------  -----------
Net intangible assets              $1,761,211   $1,383,608   $1,006,005   $  628,402   $  341,226
                                   ===========  ===========  ===========  ===========  ===========

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at June 30, consisted of the following:


                                            2005                   2004
                                       ---------------       ---------------
Accrued compensation                   $       21,344        $       55,913
Accrued interest                              428,712               166,276
Accrued professional services                  37,014                90,157
                                       ---------------       ---------------
                                       $      487,070        $      312,346
                                       ===============       ===============

NOTE 8 - NOTES PAYABLE

The Company had the following obligations as of June 30, 2005 and 2004,



                                             2005                   2004
                                        ---------------       ---------------
 Obligations to Cornell Capital(1)      $    4,000,000        $            -
 Obligation to HoMedics (2)                  2,400,000             2,400,000
 Discount on obligation to HoMedics                  -              (589,260)
 Obligation to current employees (3)           397,004             1,139,903
 Obligation for finance leases (4)              28,131                50,327
 Obligation to Fusion Capital (5)                    -               200,000
 Obligations to others (6)                           -                55,000
                                        ---------------       ---------------
                                             6,825,135             3,255,970
Less:
 Current portion                             4,425,135               798,926
                                        ---------------       ---------------

 Total long term obligations net of
     current portion                    $    2,400,000        $    2,457,044
                                        ===============       ===============

(1) These notes have a one year term and bear interest at 12% with weekly payments.

(2) This note has a 5 year term and bears interest at 6% with no payments required until the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. This note was issued along with warrants for the purchase of 13.4 million shares of the Company's common stock.

(3) These notes bear interest at the rate of 12%. They represent obligation to current employees of the Company, which are due by December 31, 2006.

(4) See Note 9 below.

(5) This was a non-interest bearing demand obligation and was outstanding until November 2004 when Fusion Capital purchased enough stock from the Company to eliminate the advance position.

 (6) This obligation was originally incurred for the acquisition of license rights of the Kronos technology (see note 7) with a value of $270,000. This note was non-interest bearing with quarterly payments of $30,000 until paid it was paid in full on October 5, 2004.

Payout of the Company's Notes Payable obligations listed above for the fiscal years ended June 30,


                                       2006        2007         2008        2009       2010
                                   -----------  ----------   ----------  ----------  ----------
Obligations to Cornell Capital     $4,000,000   $       -    $       -   $       -   $       -
Obligation to current employees       397,004           -            -           -           -
Obligation for finance leases          28,131
Obligation to HoMedics                      -     553,846      738,846     738,462     369,231
                                   -----------  ----------   ----------  ----------  ----------
                                   $4,425,135   $ 553,846    $ 738,462   $ 738,462   $ 369,231
                                   ===========  ==========   ==========  ==========  ==========

NOTE 9 - LEASES

The Company has entered into a non-cancelable operating lease for facilities. Rental expense was approximately $66,600 and $66,500 for years ended June 30, 2005 and 2004 respectively. Effective October 1, 2005, Kronos is committed through September 30, 2009 to annual lease payments on operating leases for 6,000 square feet of office/research and product development premises of for rent during fiscal,

                           2006         2007        2008        2009
                        ----------   ---------    ---------   ---------
Lease payments          $  58,800     $60,564     $ 62,388    $ 64,260
                        ==========    ========    =========   =========

The Company has entered into capital leases for equipment. The leases are for 36 months and contain bargain purchase provisions so that the Company can purchase the equipment at the end of each lease. The following sets forth the minimum future lease payments and present values of the net minimum lease payments under these capital leases:



        Year ended June 30,
        2006                            $    31,550
                                        ------------

        Total minimum lease payments         31,550
        Less:  Imputed interest              (3,419)
                                        ------------
        Present value of net minimum
        lease payments                  $    28,131
                                        ============

In the year ended June 30, 2005 the Company paid $22,197 in principal and $8,493 in interest on capital leases. Of the equipment that was purchased using capital leases, $10,650 was capitalized and the remaining $65,781 was expensed through research and development and cost of sales.

NOTE 10 - NET LOSS PER SHARE

As of June 30, 2005, there were outstanding options to purchase 14,989,782 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options and warrants have been excluded from the loss per share calculation as their effect is anti-dilutive. As of June 30, 2004 there were outstanding options to purchase 12,813,812 shares of Kronos common stock and outstanding warrants to purchase 15,792,342 shares of Kronos common stock. These options and warrants have been excluded from the loss per share calculation as their effect is anti-dilutive.

NOTE 11 - INCOME TAXES

The composition of deferred tax assets and the related tax effects at June 30, 2005 and 2004 are as follows:


                                              2005                   2004
                                         ---------------       ---------------
Benefit from carryforward of capital
and net operating losses                 $    6,091,927        $    4,841,083

Other temporary differences                     156,740               156,740
Less:
  Valuation allowance                        (6,248,667)           (4,997,823)
                                         ---------------       ---------------
  Net deferred tax asset                 $            -        $           -
                                         ===============       ===============

The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                                                        June 30,
                                    --------------------------------------------------------------------------------
                                                     2005                                   2004
                                    --------------------------------------------------------------------------------
                                           Amount        % of pre-tax Loss         Amount        % of pre-tax Loss
                                    --------------------------------------------------------------------------------
Benefit for income tax at:
 Federal statutory rate             $     2,411,998             34.0%       $       848,265             34.0%
State statutory rate                        141,882              2.0%                49,728              2.0%
Non-deductible expenses                  (1,303,036)          (18.4)%              (123,348)            11.6%
Increase in valuation allowance          (1,250,844)          (17.6)%              (774,645)          (47.6)%
                                    --------------------------------------------------------------------------------
                                    $             -              0.0%        $            -              0.0%
                                    ================================================================================

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At June 30, 2005, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $14.5 million of unused Federal net operating losses, $2.3 million capital losses and $10.3 million State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2023 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 12 - CONSULTING AGREEMENTS

On October 31, 2003, the Company entered into a 10 month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin for consulting services with respect to operations, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with Emerging Issues Task Force ("EITF") 96-18, the measurement date was established as the contract date of October 31, 2003 as the share grant is non-forfeitable and fully vested on that date. The stock was valued on that date at $0.22 a share (the closing price for the Company's common stock on the measurement date). The stock issuance, valued at $79,200 was recorded as a prepaid consulting fee and was amortized to Professional Fee Expense ratably over the 10 month term of the contract. Under this contract, expenses of $15,840 and $63,360 were recorded for the years ended June 30, 2005 and 2004, respectively.

NOTE 13 - STOCK OPTIONS AND WARRANTS

On February 12, 2002, the Board of Directors approved the TSET, Inc. Stock Option Plan under which Kronos' key employees, consultants, independent contractors, officers and directors are eligible to receive grants of stock options. Kronos has reserved and issued a total of 6,250,000 shares of common stock under the Stock Option Plan. Prior to that, the Company had no formal stock option plan but offered as special compensation to certain officers, directors and third party consultants the granting of non-qualified options to purchase Company shares at the market price of such shares as of the option grant date. The options generally have terms of three to ten years. The Company granted non-qualified stock options totaling 2,450,000 and 3,239,782 shares in the years ended June 30, 2005 and 2004, respectively.

As of July 1, 2004, the Company elected to follow Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R") to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion the existing available models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. Using the Black-Scholes option valuation model, the weighted average grant date fair value of options granted during the years ended June 30, 2005 and 2004 was $0.68 and $0.18 per option share, respectively.

A summary of the Company's stock option activity and related information for the years ended June 30, 2005 and 2004 is as follows (in thousands, except per share amounts):

                                                           Weighted
                                                            Average
                                           Shares        Exercise Price
                                       ---------------    ------------
Outstanding at June 30, 2003                   10,102          $ 0.52
     Granted                                    3,240            0.19
     Exercised                                      -               -
     Cancelled                                   (529)           0.89
                                       ---------------    ------------
Outstanding at June 30, 2004                   12,813            0.42
     Granted                                    2,450            0.15
     Exercised                                      -               -
     Cancelled                                   (273)           0.84
                                       ---------------    ------------
Outstanding as June 30, 2005                   14,990          $ 0.37
                                       ===============    ============
A summary of options outstanding and exercisable at June 30, 2005 and 2004 is follows (in thousands, except per share amounts and years):


                                     Options Outstanding                    Options Exercisable
                         --------------------------------------------  ------------------------------
                                          Weighted
                                          Average
                                         Remaining        Weighted
     Range of                             Life (in        Average         Range of
  Exercise Prices        Options           years)      Exercise Price  Exercise Prices      Options
------------------       --------        ----------    --------------  ---------------      --------
June 30, 2005
   $0.71  -  $1.12         1,472             2.9            $0.87      $0.71  -  $1.12        1,472
   $0.21  -  $0.70         5,925             6.3            $0.49      $0.21  -  $0.70        5,925
   $0.00  -  $0.20         7,593             8.0            $0.17      $0.00  -  $0.20        7,593

June 30, 2004
   $0.71  -  $1.12         1,670             3.5            $0.89      $0.71  -  $1.12        1,670
   $0.21  -  $0.70         5,975             7.3            $0.49      $0.21  -  $0.70        5,975
   $0.00  -  $0.20         5,168             8.8            $0.18      $0.00  -  $0.20        5,168

A summary of the Company's stock warrant activity and related information for the years ended June 30, 2005 and 2004 is as follows (in thousands, except per share amounts):

                                                           Weighted Average
                                          Warrants          Exercise Price
                                      ----------------       -------------
        Outstanding at June 30, 2003           15,792               $0.16
             Granted                                -                   -
             Exercised                              -                   -
             Cancelled                              -                   -
                                       ---------------        ------------
        Outstanding as June 30, 2004           15,792             $  0.16
             Granted                           26,508                0.10
             Exercised                              -                   -
             Cancelled                              -                   -
                                       ---------------        ------------
        Outstanding as June 30, 2005           42,300             $  0.12
                                       ===============        ============

NOTE 14 - COMMITMENTS AND CONTINGENCIES

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two Promissory Notes, which had been funded as follows: $2 million upon the filing an SB-2 Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twenty one months. As of June 30, 2005, Kronos has received $4.5 million in funding under these agreements.

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. The $925,000 will be paid to Kronos upon Kronos achieving three milestones: (i) $175,000 shall be funded upon delivery and successful testing of electronic boards and power supplies from Kronos' contract manufacturing partner, (ii) $250,000 shall be funded upon obtaining tooling of the current prototype configuration and device testing and performing to HoMedics' specifications, and (iii) $500,000 shall be funded upon the initial sale of Kronos-based air purifiers by HoMedics. Kronos and HoMedics have been in discussions regarding the achievement of the first milestone. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will be due the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $925,000 will also be October 2009. The interest rate will remain at 6% for the $2.4 million in debt; the rate will also be 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. In connection with the October 2004 agreements, Kronos issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock. As a result of this debt restructuring, the Company recognized a loss of $3,857,467 which represents the reacquisition price less the net carrying value of the debt restructuring. The reacquisition price is made up of $2,400,000 which is the amount of the new debt and $3,361,161 which represents the value of the warrants using the Black-Scholes method. The net carrying value is the $2,400,000 which is the old debt less the unamortized debt discount of $496,296.

Daniel R. Dwight, President and Chief Executive Officer, and the Company entered into an Employment agreement effective as of November 15, 2001. The initial term of Mr. Dwight's Employment Agreement was for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Dwight provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. The Board of Directors renewed Mr. Dwight's Employment Agreement on August 13, 2003 and again on August 15, 2004 and August 15, 2005. Mr. Dwight's Employment Agreement provides for base cash compensation of $180,000 per year. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. In addition, Kronos granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. Mr. Dwight will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

Richard F. Tusing, Chief Operating Officer, and the Company entered into an Employment agreement effective as of January 1, 2003. The initial term of Mr. Tusing's Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Tusing provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. The Board of Directors renewed Mr. Tusing's Employment Agreement on October 1, 2004. Mr. Tusing's Employment Agreement provides for base cash compensation of $160,000 per year. Mr. Tusing will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

NOTE 15 - MAJOR CUSTOMERS

As of June 30, 2005 the Company had three major customers: HoMedics, the U.S. Navy and the U.S. Army. Of the $430,379 in revenue recorded in the year ended June 30, 2005, $430,379 or 100% was derived from these three customers.

As of June 30, 2004, the Company had two major customers: HoMedics and the U.S. Navy. Of the $533,220 in revenue recorded in the year ended June 30, 2004, $477,032 or 89% was derived from these two customers.

NOTE 16 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Kronos segment licenses, manufactures and distributes air movement and purification devices utilizing the Kronos technology. In the year ended June 30, 2005, the Company operated only in the United States of America.

NOTE 17 - RELATED PARTIES

As of June 30, 2005, the Company has outstanding obligations for past compensation to management of $397,004. As of June 30, 2004, the Company has outstanding obligations for past compensation management of $1,139,903. These unpaid amounts currently accrue interest at the rate of 12% per annum.

NOTE 18 - STOCKHOLDERS' DEFICIT

During the year ended June 30, 2005, the Company issued 9,800,000 shares of its common stock for $967,500 in cash. The Company issued 1,500,000 shares valued at $135,000 for services to officers and employees and 62,500 shares valued at $6,250 for consulting services.

During the year ended June 30, 2004, the Company issued 6,705,576 shares of its common stock for $1,403,718 in cash. The Company issued 360,000 shares valued at $79,200 for consulting services and 438,493 shares of its common stock valued at $69,230 for board service to current members of the Board of Directors.

NOTE 19 - SUBSEQUENT EVENTS

In July 2005, Cornell Capital Partners suspended until further notice weekly repayments of the Kronos Promissory Note dated June 21, 2005 and suspended for one month weekly repayments of the Kronos Promissory Note dated March 7, 2005. In September 2005, Cornell Capital Partners suspended until further notice weekly repayments of the Kronos Promissory Note dated March 7, 2005. In July, August and September 2005, Kronos issued 6,843,857 shares of common stock for $460,000 to Cornell under the terms of our Standby Equity Distribution Agreement. The proceeds were used to make payments on the two Promissory Notes.

In August 2005, Kronos extended its work into the transportation industry by signing a Prototype Development and Evaluation Agreement with a leading luxury automotive manufacturer. The Kronos devices will be designed and manufactured to meet exacting customer standards for placement inside of automobile passenger cabins.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their ages as of October 8, 2004, are as follows:

NAME                    AGE     POSITION
--------------------    -----   ----------------------------------------
Daniel R. Dwight         45     Director; President and Chief
                                 Executive Officer
Richard F. Tusing        48     Director; Chief Operating Officer
James P. McDermott       43     Director
M. J. Segal              60     Director

Daniel R Dwight, 45, has served as a Director of Kronos since November 2000, and as a Director and Chief Executive Officer of Kronos Air Technologies since January 2001. Effective October 16, 2001, Mr. Dwight was appointed President and Chief Executive Officer of Kronos. Effective January 1, 2004, Mr. Dwight was appointed Acting Chief Financial Officer of Kronos. He has extensive experience in private equity and operations in a wide variety of high growth and core industrial businesses. Mr. Dwight spent 17 years with General Electric including 10 years of operations, manufacturing, and business development experience with GE's industrial businesses, and seven years of international investment and private equity experience with GE Capital. He has had responsibility for over a $1 billion in merger and acquisition and private equity transactions at GE. Mr. Dwight initiated GE Capital's entry in the Asia private equity market. Between 1995 and 1999, the Asian equity portfolio grew to include consolidations, leveraged buyouts, growth capital and minority investments in diverse industries, including information technology, telecommunications services, consumer products, services and distribution, and contract manufacturing. Since 1982, Mr. Dwight has held other leadership positions domestically and internationally with GE Capital, as well as senior positions with GE Corporate Business Development (1989-1992) and GE Corporate Audit Staff (1984-1987). Mr. Dwight holds an MBA in Finance and Marketing with Honors from The University of Chicago Graduate School of Business and a B.S. in Accounting with Honors from the University of Vermont and is a member of the Association of Heating, Ventilation, Air conditioning and Refrigeration Engineers, Inc. (ASHRAE).

Richard F. Tusing, 48, has served as a Director of Kronos since October 2000 and as a Director of Kronos Air Technologies since January 2001 and was appointed Chief Operating Officer on January 1, 2002. Mr. Tusing has had extensive experience in developing new enterprises, negotiating the licensing of intellectual property rights, and managing technical and financial organizations, and has more than 20 years of business development, operations, and consulting experience in the technology and telecommunications industries. Prior to his services to Kronos, Mr. Tusing spent four years in executive management with several emerging technology companies, 14 years in various managerial and executive positions with MCI Communications Corporation, and three additional years in managerial consulting. From 1982-1996, Mr. Tusing held multiple managerial and executive positions with MCI Communications Corporation. From 1994-1996, he served as MCI's Director of Strategy and Technology, managing MCI's emerging technologies division (having primary responsibility for evaluating, licensing, investing in, and acquiring third-party technologies deemed of strategic importance to MCI), and also oversaw the development of several early-stage and venture-backed software and hardware companies; in this capacity, Mr. Tusing managed more than 100 scientists and engineers developing state-of-the-art technologies. From 1992-1994, Mr. Tusing founded MCI Metro, MCI's entree into the local telephone services business and, as MCI Metro's Managing Director, managed telecommunications operations, developed financial and ordering systems, and led efforts in designing its marketing campaigns. From 1990-1992, he served as Director of Finance and Business Development for MCI's western region. From 1982-1990, Mr. Tusing held other management and leadership positions within MCI, including service as MCI's Pacific Division's Regional Financial Controller, Manager of MCI's Western Region's Information Technology Division, and led MCI's National Corporate Financial Systems Development Organization. Mr. Tusing received B.S. degrees in business management and psychology from the University of Maryland in 1979.

James P. McDermott, 43, became a Director of Kronos in July 2001. Mr. McDermott has over 20 years of financial and operational problem-solving experience. Mr. McDermott is a co-founder and is currently a Managing Director of Eagle Rock Advisors, LLC, the Manager for The Eagle Rock Group, LLC. From 1992 through 2000, Mr. McDermott held various managerial and executive positions with PennCorp Financial Group, Inc. and its affiliates. From 1998 through 2000, Mr. McDermott was Executive Vice-President and Chief Financial Officer of PennCorp Financial Group. While serving in this position, Mr. McDermott was one-third of the executive management team that was responsible for developing and implementing operational stabilization, debt reduction and recapitalization plans for the company. From 1995 through 1998, Mr. McDermott served as Senior Vice-President of PennCorp Financial Group. Mr. McDermott worked closely with the Audit Committee of the Board of Directors on evaluating the PennCorp's accounting and actuarial practices. In addition, Mr. McDermott was responsible for developing a corporate-wide technology management program resulting in technology convergence and cost savings to the company's technology budget. From 1994 through 1998, Mr. McDermott was a principal in Knightsbridge Capital Fund I, LP, a $92 million investment fund specializing in leverage-equity acquisitions of insurance and insurance-related businesses. Mr. McDermott was also the founding Chairman of the e-business Internet service provider, Kivex.com, and a senior manager of one of the world's leading public accounting firms, KPMG. Mr. McDermott received a B.S. Degree in Business Administration from the University of Wisconsin, Madison.

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

DIRECTORS

Our Board of Directors consists of eight seats. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Three of our current directors were elected at our annual meeting of stockholders held on December 30, 2002, and two additional directors were appointed in August and September 2003, respectively. In April 2005, Spencer Browne, a Member of the Kronos Board of Directors passed away. Mr. Browne had served as a Board Member since August 2003. Four vacancies currently exist on the Board of Directors as of the date of this filing. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

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

Mr. Strang is a former Kronos Director from January 2001 through December 2002. Mr. Strang was named National Commissioner of NASCAR (National Association for Stock Car Auto Racing, Inc.) in 1998 and continues to serve in that capacity. In 1989 Mr. Strang received President Bush's American Vocation Success Award; in 1992 was elected to the Hall of Fame of the National Marine Manufacturers Association; in 1990 was awarded the Medal of Honor of the Union for International Motorboating; and is a life member of the Society of Automotive Engineers. He also currently serves as a Director of the American Power Boat Association (the U.S. governing body for powerboat racing) and Senior Vice-President of the Union for International Motorboating (the world governing body for powerboat racing, with approximately 60 member nations).

We will continue to evaluate additional potential candidates for our Advisory Board.

COMMITTEES

On September 11, 2001, the Board of Directors established a Compensation Committee consisting of at least two independent members of the Board of Directors. The Compensation Committee is charged with reviewing and making recommendations concerning Kronos' general compensation strategy, reviewing salaries for officers, reviewing employee benefit plans, and administering Kronos' stock incentive plan, once adopted and implemented. Messrs. McDermott and Segal are the current members of the Compensation Committee. During the year the Compensation Committee held two meetings. Each member attended at least 75% of the meetings.

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

Share Based Compensation. Each non-executive director is entitled to receive annually 70,000 fully-vested stock option grants, 7,000 stock option grants per meeting attended via conference call, 14,000 option grants per meeting attended in person, 3,500 option grants per meeting for participation on a committee or 5,000 stock option grants per meeting for chairing a committee, as compensation for their services as members of our Board of Directors. Effective August 6, 2003, executive directors, including Messrs. Dwight and Tusing are not be compensated separately for their services as members of our Board of Directors.

For the twelve month period ending June 30, 2005, Messrs. McDermott, Brown and Segal have earned 189,000, 154,000, and 189,000 stock options, respectively as compensation for their services as members of our Board of Directors.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation for the fiscal year ended June 30, 2005 for our executive officers:



                                          SUMMARY COMPENSATION TABLE
                      Annual Compensation                           Long-Term Compensation
             ---------------------------------------  --------------------------------------------------------
                                                           Restricted    Securities
   Name and                                     Other        Stock       Underlying    LTIP       All Other
   Principal            Salary     Bonus    Compensation     Awards     Options/SARS   Payouts  Compensation
Fiscal Position  Year     $          $            $            $             #            $           $
---------------- ----- --------- ---------- -------------- ----------- --------------- -------- --------------
      (a)        (b)      (c)       (d)          (e)          (f)           (g)          (h)         (i)
---------------- ----- --------- ---------- -------------- ----------- --------------- -------- --------------
Daniel R.        2005   180,000   67,500(4)        14,689      --           750,000       --          --
Dwight,          2004   180,000     --             14,292      --           726,206       --          --
President and    2003   180,000  118,800(5)        12,288      --           660,000       --          --
Chief
Executive
Officer(1)

Richard F.       2005   160,000   37,530(4)            --      --           450,000       --          --
Tusing, Chief    2004   160,000     --               --        --           971,756       --          --
Operating        2003    80,000     --               --        --              --         --          --
Officer(2)

Richard A.       2005       --      --               --        --              --         --          --
Papworth Chief   2004   120,000     --               --        --              --         --          --
Financial        2003   120,000   21,000(5)          --        --           300,000       --          --
Officer(3)


(1) Mr. Dwight became President and Chief Executive Officer of Kronos effective October 16, 2001. He executed a two year employment contract on November 15, 2001. His contract was renewed on August 13, 2003 and again on August 15, 2004 and August 15, 2005 by the Board of Directors. His annual salary is $180,000.

(2) Mr. Tusing became Chief Operating Officer of Kronos effective January 1, 2002. Mr. Tusing executed an employment contract effective January 1, 2003. The Board of Directors renewed Mr. Tusing's Employment Agreement on October 1, 2004. Prior to this date, Mr. Tusing was compensated as a consultant to the Company. His annual salary is $160,000.

(3) Mr. Papworth was the Company's Chief Financial Officer from May 19, 2000 until January 1, 2004. His annual salary was $120,000. On July 1, 2004 Mr. Papworth ended his employment with Kronos.

(4) Cash Bonuses earned in 2005 were paid through the issuance of common stock at the market closing price on June 30, 2005.

(5) Cash Bonuses earned in 2003 were paid and have been included in Notes
Payable.


                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTIONS/SAR VALUES(1)



                                                                                         VALUE OF
                                                          NUMBER OF SECURITIES         UNEXERCISED
                                                         UNDERLYING UNEXERCISED        IN-THE-MONEY
                    SHARES ACQUIRED                      OPTIONS/SARS AT FISCAL      OPTIONS/SARS AT
       NAME           ON EXERCISE      VALUE REALIZED          YEAR END(1)          FISCAL YEAR END(2)
------------------- ----------------- ----------------- -------------------------- ---------------------
Daniel R. Dwight,         -0-               -0-         Exercisable:  4,786,206                    -0-
President and                                           Unexercisable:      -0-                    -0-
Chief Executive
Officer(3)

Richard F.                -0-               -0-         Exercisable:  2,794,956                    -0-
Tusing, Chief                                           Unexercisable:      -0-                    -0-
Operating
Officer(4)

Richard A.                -0-               -0-         Exercisable:  1,048,475                    -0-
Papworth Chief                                          Unexercisable:      -0-                    -0-
Financial
Officer(5)

(1) These grants represent options to purchase common stock. No SAR's have been granted.

(2) The value of the unexercised in-the-money options were calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options as of June 30, 2005.

(3) Mr. Dwight became President and Chief Executive Officer of Kronos effective October 16, 2001.

(4) Mr. Tusing became Chief Operating Officer of Kronos effective January 1,
2002.

(5) Mr. Papworth was the Company's Chief Financial Officer from May 19, 2000 until January 1, 2004. On July 1, 2004 Mr. Papworth ended his employment with Kronos.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                       % TOTAL
                        NO. OF       OPTIONS/SAR'S
                      SECURITIES      GRANTED TO
                      UNDERLYING      EMPLOYEES    EXERCISE OR
                     OPTIONS/SAR'S    IN FISCAL    BASE PRICE
        NAME          GRANTED (#)     YEAR (%)    ($ PER SHARE)  EXPIRATION DATE
------------------- -------------   ------------- ------------ -----------------
Daniel R. Dwight         750,000          43.5%    $    0.125   June 30, 2015
President and
Chief Executive

Richard F. Tusing        450,000          26.1%    $    0.125   June 30, 2015
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

EMPLOYMENT AGREEMENTS

Daniel R. Dwight, our President and Chief Executive Officer, and our Company entered into an Employment agreement effective as of November 15, 2001. The initial term of Mr. Dwight's Employment Agreement was for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Dwight provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. The Board of Directors renewed Mr. Dwight's Employment Agreement on August 13, 2003 and again on August 15, 2004 and August 15, 2005. Mr. Dwight's Employment Agreement provides for base cash compensation of $180,000 per year. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. In addition, Kronos granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. Mr. Dwight will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

Richard F. Tusing, our Chief Operating Officer, and our Company entered into an Employment agreement effective as of January 1, 2003. The initial term of Mr. Tusing's Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Tusing provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. The Board of Directors renewed Mr. Tusing's Employment Agreement on October 1, 2004. Mr. Tusing's Employment Agreement provides for base cash compensation of $160,000 per year. Mr. Tusing will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at September 26, 2005 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 78,030,202 common shares issued and outstanding at September 26, 2005 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at September 26, 2005 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

                                                            COMMON STOCK
                                                         BENEFICIALLY OWNED
                                                     -------------------------
NAME AND ADDRESS                                        NUMBER       PERCENT
----------------                                     ------------- -----------
Cornell Capital Partners, LP                         7,600,000           9.7%
101 Hudson Street - Suite 3700
Jersey City, NJ 07302

Daniel R. Dwight                                     5,988,132(1)        7.7%
464 Common Street
Suite 301
Belmont, MA  02478

Richard F. Tusing                                    3,647,708(2)        4.7%
464 Common Street
Suite 301
Belmont, MA  02478

James P. McDermott                                     797,077(3)        1.0%
464 Common Street
Suite 301
Belmont, MA  02478

Milton M. Segal                                        388,000(4)        0.5%
464 Common Street
Suite 301
Belmont, MA  02478

All Officers and Directors of Kronos                18,420,917(5)       23.6%


(1) Includes options to purchase 4,786,206 shares of common stock that can be acquired within sixty days of September 26, 2005. (2) Includes options to purchase 2,794,956 hares of common stock that can be acquired within sixty days of September 26, 2005. (3) Includes options to purchase 502,959 hares of common stock that can be acquired within sixty days of September 26, 2005. (4) Includes options to purchase 388,000 hares of common stock that can be acquired within sixty days of September 26, 2005. (5) Includes options to purchase 8,472,121 shares of common stock that can be acquired within sixty days of September 26, 2005.

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

On March 31, 2004, we entered into Promissory Notes with Daniel R. Dwight and Richard F. Tusing in exchange for past due compensation, expenses and interest do and payable for $363,139 and $485,883. The Notes bear a simple interest rate 1% per month and call for aggregate monthly principal and interest payments $6,718 and $8,989, respectively, for each month in which the Company's beginning cash balance equals or exceeds $200,000. Subject to certain conditions, including default, these notes become payable in full. In the event of a debt or equity financing, 20% of the proceeds derived from the financing will be used to pay down the outstanding interest and principal obligations. As a result of the Cornell Capital financing, the Notes are due and payable in full. As of June 30, 2005, $679,000 had been paid under the terms of the Notes.

ITEM 13. EXHIBITS

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



10.21           Indemnification Agreement, dated May 1,      Incorporated by reference to
                2001, by and between TSET, Inc. and          Exhibit 10.38 to the
                Daniel R. Dwight                             Registration Statement on Form
                                                             S-1 filed on August 7, 2001

10.22           Indemnification Agreement, dated May 1,      Incorporated by reference to
                2001, by and between TSET, Inc. and          Exhibit 10.39 to the
                Richard F. Tusing                            Registration Statement on Form
                                                             S-1 filed on August 7, 2001

10.23           Employment Agreement, effective              Incorporated by reference to
                February 11, 2001 by and between             Exhibit 10.55 to the Registrant's
                TSET, Inc. and Daniel R. Dwight              Form 10-Q for the quarterly period
                                                             ended March 31, 2002 filed on
                                                             May 15, 2002

10.24           Common Stock Purchase Agreement,             Incorporate by reference to Exhibit
                dated August 12, 2002 by and between         10.57 to the Registrant's Form S-1
                between TSET, Inc. and Fusion                filed on August 13, 2002
                Capital Fund II, LLC

10.25           Registration Rights Agreement, dated         Incorporated by reference to Exhibit
                August 12, 2002 by and between TSET,         10.58 to the Registrant's Form S-1
                Inc. and Fusion Capital Fund II, LLC         filed on August 13, 2002

10.26           Termination Agreement, dated                 Incorporated by reference to Exhibit
                August 12, 2002 by and between TSET,         10.59 to the Registrant's Amendment
                Inc. and Fusion Capital Fund II, LLC         No. 1 to Form S-1 filed on
                                                             September 16, 2002

10.27           Master Loan and Investment                   Incorporated by reference to
                Agreement, dated May 9, 2003,                the Registrant's 8-K filed on
                by and among Kronos Advanced                 May 15, 2003
                Technologies, Inc., Kronos Air
                Technologies, Inc. and FKA
                Distributing Co. d/b/a HoMedics,
                Inc., a Michigan corporation
                ("HoMedics")

10.28           Secured Promissory Note, dated               Incorporated by reference to
                May 9, 2003, in the principal                Exhibit 99.2 to the Registrant's
                amount of $2,400,000 payable to              8-K filed on May 15, 2003
                HoMedics

10.29           Secured Promissory Note, dated               Incorporated by reference to
                May 9, 2003, in the principal                Exhibit 99.4 to the Registrant's
                amount of $1,000,000 payable to              8-K filed on May 15, 2003
                HoMedics

10.30           Security Agreement dated May 9,              Incorporated by reference to
                2003, by and among Kronos Air                Exhibit 99.4 to the Registrant's
                Technologies, Inc. and HoMedics              8-K filed on May 15, 2003

10.31           Registration Rights Agreement,               Incorporated by reference to
                dated May 9, 2003, by and between            Exhibit 99.5 to the Registrant's
                Kronos and HoMedics                          8-K filed on May 15, 2003


10.32           Warrant No. 1 dated May 9, 2003,             Incorporated by reference to
                issued to HoMedics                           Exhibit 99.7 to the Registrant's
                8-K filed on May 15, 2003

10.33           Warrant No. 2 dated May 9, 2003,             Incorporated by reference to
                issued to HoMedics                           Exhibit 99.7 to the Registrant's
                                                             8-K filed on May 15, 2003
                                                             2002



10.33           Consulting Agreement effective               Incorporated by reference to
                October 31, 2003, by and among Kronos        Exhibit 10.67 to the Registrant's
                Advanced Technologies, Inc.,                 Form 10-Q for the quarterly period
                Steven G. Martin and Joshua B. on            ended December 31, 2003 filed on
                Scheinfeld                                   February 17, 2004

10.34           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                Richard A. Papworth                          Form 10-Q for the quarterly period
                                                             ended March 31, 2004 filed on
                                                             May 17, 2004

10.35           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                Daniel R. Dwight                             Form 10-Q for the quarterly period
                                                             ended March 31, 2004 filed on
                                                             May 17, 2004

10.36           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                Richard F. Tusing                            Form 10-Q for the quarterly period
                                                             ended March 31, 2004 filed on
                                                             May 17, 2004

10.37           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                Igor Krichtafovitch                          Form 10-Q for the quarterly period
                                                             ended March 31, 2004 filed on
                                                             May 17, 2004

10.38           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                J. Alexander Chriss                          Form 10-Q for the quarterly period
                                                             ended March 31, 2004 filed on
                                                             May 17, 2004

10.39           Standby Equity Distribution Agreement,       Incorporated by reference to
                dated October 15, 2004, by and between       Exhibit 99.1 to the Registrant's
                Kronos Advanced Technologies, Inc. and       Form 8-K filed on February 12, 2004
                Cornell Capital Partners, LP

10.40           Registration Rights Agreement, dated         Incorporated by reference to
                October 15, 2004, by and between Kronos      Exhibit 99.2 to the Registrant's
                Advanced Technologies, Inc. and Cornell      Form 8-K filed on February 12, 2004
                Capital Partners, LP

10.41           Escrow Agreement, dated October 15, 2004,    Incorporated by reference to
                by and between Kronos Advanced               Exhibit 99.3 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form 8-K filed on February 12, 2004
                Partners, LP

10.42           Placement Agent Agreement, dated October     Incorporated by reference to
                15, 2004, by and between Kronos Advanced     Exhibit 99.4 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form 8-K filed on February 12, 2004
                Partners, LP

10.43           Securities Purchase Agreement, dated         Incorporated by reference to
                October 15, 2004, by and between Kronos      Exhibit 99.5 to the Registrant's
                Advanced Technologies, Inc. and Cornell      Form 8-K filed on February 12, 2004
                Capital Partners, LP


10.44           Investor Registration Rights Agreement,      Incorporated by reference to
                dated October 15, 2004, by and between       Exhibit 99.6 to the Registrant's
                Kronos Advanced Technologies, Inc. and       Form 8-K filed on February 12, 2004
                Cornell Capital Partners, LP

10.45           Escrow Agreement, dated October 15, 2004,    Incorporated by reference to
                by and between Kronos Advanced               Exhibit 99.7 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form 8-K filed on February 12, 2004
                Partners, LP



10.46           Form of Equity-Back Promissory Note in       Incorporated by reference to
                the principal amount of $2,000,000           Exhibit 99.8 to the Registrant's
                                                             Form 8-K filed on February 12, 2004

10.47           First Amendment to Master Loan and           Incorporated by reference to
                Investment Agreement, dated October 25,      Exhibit 99.9 to the Registrant's
                2004, by and among Kronos Advanced           Form 8-K filed on February 12, 2004
                Technologies, Inc., f/k/a TSET, Inc.,
                a Nevada corporation, Kronos Air
                Technologies, Inc., a Nevada corporation
                and FKA Distributing Co. d/b/a HoMedics,
                Inc., a Michigan corporation

10.48           Secured Promissory Note, dated October       Incorporated by reference to
                25, 2004, payable to FKA Distributing        Exhibit 99.10 to the Registrant's
                Co., d/b/a HoMedics, Inc., a Michigan        Form 8-K filed on February 12, 2004
                corporation, in the principal amount of
                $925,000

10.49           Amended and Restated Warrant No. 1,          Incorporated by reference to
                dated October 25, 2004, issued to FKA        Exhibit 99.11 to the Registrant's
                Distributing Co. d/b/a HoMedics, Inc.        Form 8-K filed on February 12, 2004

10.50           Amended and Restated Warrant No. 2,          Incorporated by reference to
                dated October 25, 2004, issued to FKA        Exhibit 99.12 to the Registrant's
                Distributing Co. d/b/a HoMedics, Inc.        Form 8-K filed on February 12, 2004

10.51           Warrant No. 3, dated October 25, 2004,       Incorporated by reference to
                issued to FKA Distributing Co. d/b/a         Exhibit 99.13 to the Registrant's
                HoMedics, Inc.                               Form 8-K filed on February 12, 2004


10.52           Amended and Restated Registration Rights     Incorporated by reference to
                Agreement, dated October 25, 2004, by        Exhibit 99.14 to the Registrant's
                And between Kronos Advanced                  Form 8-K filed on February 12, 2004
                Technologies Inc., a Nevada corporation
                and FKA Distributing Co. d/b/a HoMedics,
                a Michigan corporation

10.53           Termination Agreement dated March 28,        Incorporated by reference to Exhibit
                2005, by and between Kronos Advanced         10.63 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP

10.54           Standby Equity Distribution Agreement,       Incorporated by reference to Exhibit
                dated April 13, 2005, by and between         10.64 to the Registrant's Form SB-2
                Kronos Advanced Technologies, Inc. and       filed on April 19, 2005
                Cornell Capital Partners, LP

10.55           Registration Rights Agreement, dated         Incorporated by reference to Exhibit
                April 13, 2005, by and between Kronos        10.65 to the Registrant's Form SB-2
                Advanced Technologies, Inc. and Cornell      filed on April 19, 2005
                Capital Partners, LP

10.56           Escrow Agreement, dated April 13, 2005,      Incorporated by reference to Exhibit
                by and between Kronos Advanced               10.66 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP

10.57           Placement Agent Agreement, dated April       Incorporated by reference to Exhibit
                13, 2005, by and between Kronos Advanced     10.67 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP



10.58           Form of Equity-Back Promissory Note in       Incorporated by reference to Exhibit
                the principal amount of $2,000,000 dated     10.68 to the Registrant's Form SB-2
                March 7, 2005 between Kronos Advanced        filed on April 19, 2005
                Technologies, Inc. and Cornell Capital
                Partners, LP

10.59           Form of Equity-Back Promissory Note in       Provided herewith
                the principal amount of $2,000,000 dated
                June 22, 2005 between Kronos Advanced
                Technologies, Inc. and Cornell Capital
                Partners, LP




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



ITEM 14. PRINCIPAL ACCOUNTANT AND SERVICES

The firm Sherb & Co. LLP, independent registered public accounting firm, has audited our financial statements for the year ended June 30, 2005. The Board of Directors has appointed Sherb & Co. LLP to serve as our independent registered public accounting firm for the 2004 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2005.

The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. LLP for fiscal year 2005 and 2004.


                             June 30, 2005   June 30, 2004
                            --------------- ---------------
        Audit Fees(1)       $       62,500  $       61,000
        Audit-Related Fees          14,165           1,710
                            --------------- ---------------
        Total               $       76,665  $       62,710
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

Date: September 28, 2005.

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





SIGNATURE                          TITLE                        DATE
---------                          -----                        ----

/s/ Daniel R. Dwight
-----------------------------
Daniel R. Dwight                   Director, President,     September 28, 2005
                                   Chief Executive
                                   Officer and Acting
                                   Chief Financial
                                   Officer


/s/ James P. McDermott
-----------------------------
James P. McDermott                 Director                 September 28, 2005


/s/ M. J. Segal
-----------------------------
M. J. Segal                        Director                 September 28, 2005


/s/ Richard F. Tusing
-----------------------------
Richard F. Tusing                  Director and Chief       September 28, 2005
                                   Operating Officer