Form 10QSB
period 2005-09-30
KRONOS ADVANCED TECHNOLOGIES INC
filed 2005-11-14
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

As of November 11, 2005, there were 81,758,067 shares outstanding of the issuer's common stock.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our (unaudited) consolidated financial statements for the three months ended September 30, 2005.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                          September 30,
                                               2005                 June 30,
Assets                                     (Unaudited)                2005
                                         ----------------       ----------------
Current Assets
 Cash                                    $       582,882        $     1,554,906
 Accounts receivable, net                         15,000                      -
 Prepaids                                        200,316                263,490
                                         ----------------       ----------------
  Total Current Assets                           798,198              1,818,396
                                         ----------------       ----------------
Net Property and Equipment                         3,879                  2,627

Other Assets
 Intangibles                                   2,038,155              2,138,814
                                         ----------------       ----------------
  Total Other Assets                           2,038,155              2,138,814
                                         ----------------       ----------------
Total Assets                             $     2,840,232        $     3,959,837
                                         ================       ================

Liabilities and Stockholders' Deficit

Current Liabilities
 Accrued expenses and payables
  to directors and officers              $        50,248        $        28,837
 Accounts payable                                266,729                479,175
 Accrued expenses                                594,479                487,070
 Notes payable, current portion                3,509,050              4,028,131
 Notes payable to directors and
  officers                                       301,577                397,004
                                         ----------------       ----------------
  Total Current Liabilities                    4,722,083              5,420,217
                                         ----------------       ----------------
Long Term Liabilities
  Notes payable                                2,400,000              2,400,000
                                         ----------------      ---------------
  Total Long Term Liabilities                  2,400,000              2,400,000
                                         ----------------      -----------------

     Total Liabilities                         7,122,083              7,820,217
                                         ----------------      -----------------
Stockholders' Deficit
 Common stock, authorized
 500,000,000 shares of $0.001 par value
 Issued and outstanding - 80,230,482
 and 72,686,345, respectively                     80,230                 72,686
Capital in excess of par value                23,727,942             23,183,747
Accumulated deficit                          (28,090,023)           (27,116,813)
                                         ----------------       ----------------
  Total Stockholders' Deficit                 (4,281,851)            (3,860,380)
                                         ----------------       ----------------
  Total Liabilities and
   Stockholders' Deficit                 $     2,840,232              3,959,837
                                         ================       ================

The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                          Three months ended September 30,
                                                        -------------------------------------
                                                            2005                  2004
                                                        (Unaudited)            (Unaudited)
                                                        --------------      -----------------
 Sales                                                  $      15,000       $        241,533
 Cost of sales                                                      -                217,920
                                                        --------------      -----------------
 Gross Profit                                                  15,000                 23,613
                                                        --------------      -----------------
 Selling, General and Administrative expenses:
  Compensation and benefits                                   315,044                222,870
  Professional services                                       102,861                 52,339
  Research and development                                    104,995                 17,989
  Depreciation and amortization                               171,820                 99,834
   Facilities                                                  17,186                 18,887
   Insurance                                                   37,144                 36,978
  Other selling general and
   administrative expenses                                     83,018                 54,897
                                                        --------------      -----------------
 Selling, General and Administrative expenses                 832,068                503,794
                                                        --------------      -----------------
 Net Operating Loss                                          (817,068)              (480,181)

 Interest Expense                                            (156,142)              (141,609)
                                                        --------------      -----------------
  Net Loss                                              $    (973,210)      $       (621,790)
                                                        ==============      =================
Basic Loss Per Share                                    $       (0.01)      $          (0.01)
                                                        ==============      =================
Diluted Loss Per Share                                  $       (0.01)      $          (0.01)
                                                        ==============      =================

Weighted average shares outstanding                        76,038,741             61,323,845



The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the three months ended September 30,
                                                    ------------------------------------------------
                                                            2005                        2004
                                                        (Unaudited)                 (Unaudited)
                                                    ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss from continuing operations                $            (973,210)    $            (621,790)
  Adjustments to reconcile net loss to net cash
  used in operating activities

   Depreciation and amortization                                  171,819                    99,834
   Accretion of note discount                                           -                    74,321
   Options issued for compensation/services                        41,739                         -
 Change In
  Accounts receivable                                             (15,000)                  (26,000)
  Prepaid expenses and other assets                                (7,138)                   53,222
  Accounts Payable                                               (191,035)                   (2,886)
  Accrued Expenses and other liabilities                          107,409                   382,622
                                                    ----------------------    ----------------------
   Net cash used in Operating Activities                         (865,416)                  (40,677)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                               (2,100)                        -
 Investment in patent protection                                        -                   (54,134)
                                                    ----------------------    ----------------------
  Net cash used in Investing Activities                            (2,100)                  (54,134)
                                                    ----------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock for cash                                510,000                         -
 Proceeds from short term borrowings                                    -                   100,000
 Repayments of short-term borrowings                             (614,508)                  (33,319
                                                    ----------------------    ----------------------
   Net cash (used in) provided by
     Financing Activities                                        (104,508)                   66,681
                                                    ----------------------    ----------------------
NET DECREASE IN CASH                                             (972,024)                  (28,130)

CASH
  Beginning of period                                           1,554,906                    69,063
                                                    ----------------------    ----------------------

  End of period                                     $             582,882     $              40,933
                                                    ======================    ======================

Supplemental schedule of non-cash investing and
 financing activities:
     Interest paid in cash                          $              1,648      $              3,077
                                                    =====================     =====================


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Kronos Advanced Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three months ended September 30, 2005 and are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2006.

These consolidated financial statements are those of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the Kronos Advanced Technologies, Inc. Form 10-KSB for the fiscal year ended June 30, 2005 filed on September 28, 2005.

NOTE 2 - REALIZATION OF ASSETS AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the quarter ended September 30, 2005. In addition, the Company has used rather than provided cash in its operations. The Company is currently using its resources to attempt to raise capital necessary to commercialize its technology and develop viable commercial products, and to provide for its working capital needs.

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

We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that is an efficient, high quality product which is cost effective and easy to operate. In March 2005, Kronos and HoMedics began expanding production development beyond the initial prototypes and initiated increased product testing to complete the product claims platform. In March and April 2005, Kronos modified the HoMedics design and ordered prototype production devices from Kronos' preferred vendors along with select components from a HoMedics preferred vendor. In August 2005, Kronos received initial shipment of products from its low cost, contract manufacturer in Mexico and China. In October 2005, Kronos completed internal testing of these products under a testing protocol co-developed by Kronos and HoMedics.

IKEA. In May 2005, Kronos initiated a strategic relationship with IKEA of Sweden. A world leading retailer, IKEA distributes its products to more than 400 million customers through its 200 stores. Kronos and IKEA plan to co-develop new consumer products that embed Kronos' silent, air movement, purification and sterilization technology into other products and devices for residential use. In September 2005, Kronos shipped its initial prototype device to IKEA for testing and evaluation.

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

Leading Business Jet Manufacturer. In January 2003, Kronos executed a Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos devices being designed and manufactured under this contract will need to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI). The Company has completed product design and development based on the customer's specific product application requirements. We are completing the testing and preparing for shipment the prototype product.

Leading Automotive Manufacturer. In August 2005, Kronos extended its work into the transportation industry by signing a Prototype Development and Evaluation Agreement with a leading luxury automotive manufacturer. According to various industry reports, the amount of time Americans have spent in their cars has risen 236 percent since 1982 (with one report from Time Magazine noting an average motorist will spend more than 5 years stuck in traffic alone), providing optimum air circulation in automobiles is not only a comfort factor, but can also be a critical means of improving air quality and helping to prevent viruses and allergens that may otherwise accumulate in filtration systems. The Kronos product has been designed and manufactured to meet exacting customer standards for placement inside of automobile passenger cabins. We are completing the testing and preparing for shipment the prototype product.

Washington Technology Center. In December 2004, Kronos and the University of Washington were awarded funding for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center ("WTC"). The objective of the project is to develop a novel energy-efficient heat transfer technology for cooling microelectronics. Thermal management for microelectronics and MEMS systems is a challenge. Existing cooling devices aren't meeting increasing needs for energy consumption and heat dissipation. Kronos air handling technology is an emerging technology that uses an electric field to exert force on ionized gas. Kronos is attempting to develop an improved microchip air handling system that is smaller in size, has high speed airflow, allows more targeted delivery of cooling to areas of highest heat and is compatible with current processes. WTC will contribute $40,000 to the project, with Kronos contributing $8,000, plus $32,000 in in-kind services, including use of the Kronos Research and Product Development Facility. During the quarter ended September 30, 2005, Kronos and the University of Washington continued research into development of an energy-efficient heat transfer technology for cooling microelectronics and initiated fabrication of a prototype product based on the proprietary Kronos technology.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method. The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 fiscal year end.

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and its subsidiary for the periods in which the subsidiary was owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At September 30, 2005, we had only one subsidiary, Kronos Air Technologies, Inc.

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

Concentrations of Credit Risk. Financial instruments which can potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company manages its exposure to risk through ongoing credit evaluations of its customers and generally does not require collateral. If necessary, the Company maintains an allowance for doubtful accounts for potential losses and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse impact on the Company's financial position or results of operations.

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At September 30, 2005 the cash balances held at financial institutions were in excess of federally insured limits.

Accounts Receivable. The Company provides an allowance for potential losses, if necessary, on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at September 30, 2005 and June 30, 2005. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible.

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

NOTE 4 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at September 30, 2005 and June 30, 2005 are as follows:

                                             September 30, 2005
                                                (Unaudited)     June 30, 2005
                                                -------------   -------------
Benefit from carryforward of capital and
 net operating losses                           $  6,332,682    $  6,091,927
Other temporary differences                          156,740         156,740
Less:
  Valuation allowance                             (6,489,422)     (6,248,667)
                                                -------------   -------------
Net deferred tax asset                          $       -       $       -
                                                =============   =============

The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                                       September 30, 2005
                                                           (Unaudited)                  June 30,2005
                                                   ---------------------------  ----------------------------
                                                                      % of                         % of
                                                        Amount    Pre-Tax Loss      Amount      Pre-Tax Loss
                                                   -------------  ------------  --------------  ------------
Benefit for income tax at federal statutory rate   $    330,891         34.0 %  $   2,411,998          34.0%
Benefit for income tax at state statutory rate           19,444          2.0 %        141,882           2.0%
Non-deductible expenses                                (109,580)       (11.3)%     (1,303,036)       (18.4)%
Increase in valuation allowance                        (240,755)       (24.7)%     (1,250,844)       (17.6)%
                                                   -------------  ------------  --------------  ------------
                                                   $       -              0.0%  $        -              0.0%
                                                   =============  ============  ==============  ============

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At September 30, 2005, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $15.4 million of unused Federal net operating losses, $2.3 million of capital losses and $10.9 million of unused State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2025 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 5 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Company licenses, manufactures and distributes air movement and purification devices utilizing the Kronos technology. For the three months ended September 30, 2005 and the fiscal year ended June 30, 2005 the Company operated only in the U.S.

NOTE 6 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 76,038,741 and 61,323,845 for the three months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005, there were outstanding options to purchase 15,782,425 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of September 30, 2004, there were outstanding options and warrants to purchase 12,813,812 and 15,792,342 shares, respectively, of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 7 - NOTES PAYABLE

The Company had the following obligations as of September 30, 2005 and June 30, 2004,


                                       September 30, 2005      June 30, 2005
                                           (Unaudited)
                                        ---------------       ---------------
 Obligations to Cornell Capital(1)      $    3,490,000        $    4,000,000
 Obligation to HoMedics (2)                  2,400,000             2,400,000
 Obligation to current employees (3)           301,577               397,004
 Obligation for finance leases (4)              19,150                28,131
                                         ---------------       ---------------
                                             6,210,627             6,825,135
Less:
 Current portion                             3,810,627             4,425,135
                                        ---------------       ---------------
 Total long term obligations net of
     current portion                    $    2,400,000        $    2,400,000
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

(4) See Note 8 below.

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

Minimum Future Lease Payments and Present Values of the Net Minimum Lease
Payments



Period ended September 30,
-----------------------------------
     2006                                         $ 20,385
                                                  ---------
 Total minimum lease payments                       20,385
                                                  ---------
 Net minimum lease payments                         20,385
Less:  Imputed interest                              1,235
                                                  ---------
 Present value of net minimum lease payments      $ 19,150
                                                  =========
Of the equipment that was purchased using capital leases, $10,650 was capitalized and the remaining $65,782 was expensed through research and development and cost of sales. For the three months ended September 30, 2005, the Company paid $9,081 in principal and $1,648 in interest on capital leases. In the three months ended September 30, 2004, the Company paid $5,698 in principal and $3,077 in interest on capital leases.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two Promissory Notes, which had been funded as follows: $2 million upon the filing an SB-2 Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next eighteen months. In July 2005, Cornell Capital Partners suspended until further notice weekly repayments of the Kronos Promissory Note dated June 21, 2005 and suspended for one month weekly repayments of the Kronos Promissory Note dated March 7, 2005. In September 2005, Cornell Capital Partners suspended for one month weekly repayments of the Kronos Promissory Note dated March 7, 2005. As of September 30, 2005, Kronos has received $4.5 million in funding under these agreements and has repaid $510,000 of principal on the Promissory Notes.

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. The $925,000 will be paid to Kronos upon Kronos achieving three milestones: (i) $175,000 shall be funded upon delivery and successful testing of electronic boards and power supplies from Kronos' contract manufacturing partner, (ii) $250,000 shall be funded upon obtaining tooling of the current prototype configuration and device testing and performing to HoMedics' specifications, and (iii) $500,000 shall be funded upon the initial sale of Kronos-based air purifiers by HoMedics. Kronos and HoMedics have been in discussions regarding the achievement of the first milestone. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will be due the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $925,000 will also be October 2009. The interest rate will remain at 6% for the $2.4 million in debt; the rate will also be 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. In connection with the October 2004 agreements, Kronos issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock. As a result of this debt restructuring, the Company recognized a loss of $3,857,467 during the fiscal year ended June 30, 2005. This loss represented the reacquisition price less the net carrying value of the debt restructuring. The reacquisition price is made up of $2,400,000 which is the amount of the new debt and $3,361,161 which represents the value of the warrants using the Black-Scholes method. The net carrying value is the $2,400,000 which is the old debt less the unamortized debt discount of $496,296.

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

Richard F. Tusing, Chief Operating Officer, and the Company entered into an Employment agreement effective as of January 1, 2003. The initial term of Mr. Tusing's Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Tusing provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. The Board of Directors renewed Mr. Tusing's Employment Agreement on October 1, 2004 and again on October 1, 2005. Mr. Tusing's Employment Agreement provides for base cash compensation of $160,000 per year. Mr. Tusing will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

NOTE 11 - SUBSEQUENT EVENTS

In October 2005, Kronos issued 1,527,585 shares of common stock for $100,000 to Cornell under the terms of our Standby Equity Distribution Agreement. The proceeds were used to make payments on the Promissory Note dated March 7, 2005.

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

Technology Description and Benefits

The proprietary Kronos technology involves the application of high voltage management across paired electrical grids to create an ion exchange that moves and purifies air. Kronos technology has numerous valuable characteristics. It moves air and gases at high velocities while removing odors, smoke and particulates and killing pathogens, including bacteria, mold and spores. The technology is cost-effective and is more energy efficient than current alternative fan and filter (including HEPA filter and ultraviolet light based) technologies. Although no commercial products using the Kronos technology have been sold to date, in March 2005, the Company and its strategic consumer products partner, HoMedics, expanded production beyond the initial prototypes and increased product testing to complete the product claims platform. In August 2005, Kronos received initial shipment of products from its low cost, contract manufacturer in Mexico and China. In October 2005, Kronos completed internal testing of these products under a testing protocol co-developed by Kronos and HoMedics. In May 2005, Kronos initiated a strategic relationship with IKEA of Sweden and, in September 2005, Kronos shipped its initial prototype device to IKEA for testing and evaluation.

A number of the scientific claims of the Kronos technology have been tested by the U. S. government, multi-national companies and independent testing facilities. To date, independent laboratory testing has verified the filtration and sterilization capability of the Kronos technology.

Filtration Testing Results:

     o Aerosol and Air Quality Research Laboratory - up to 99.8% filtration of 0.02 to 0.20 micron (20 to 200 nanometers) size particles;
     o LMS Industries - removal of over 99.97% of 0.10 micron (100 nanometers) and above size particles using HVAC industry's ASHRAE 52.2 testing standard for filtration;
     o MicroTest Laboratories - HEPA Clean Room Class 1000 quality particulate reduction;
     o Intertek - tobacco smoke elimination tests in accordance with ANSI/AHAM AC-1-1988 standard entitled "American National Standard Method for Measuring Performance of Portable Household Electric Cord-Connected Room Air Cleaners," which demonstrated a Clean Air Delivery Rate (CADR) for the Kronos air purifier of over 300 for the larger size Kronos air purifier and 80 for the smaller size using consumer filtration testing standards for the Association of Home Appliance Manufacturers (AHAM).

Sterilization Testing Results:

     o Dr. Sergey Stoylar, a bacteriologist from the American Bacteriological Society - 100% destruction of Bacillus subtilis 168 (bacteria simulant);
     o New Hampshire Materials Laboratory - up to 95% reduction of hazardous gases, including numerous contaminants found in cigarette smoke;
     o    Battelle PNNL - 95% destruction of Bg (anthrax simulant).

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

We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that is an efficient, high quality product which is cost effective and easy to operate. In March 2005, Kronos and HoMedics began expanding production development beyond the initial prototypes and initiated increased product testing to complete the product claims platform. In March and April 2005, Kronos modified the HoMedics design and ordered prototype production devices from Kronos' preferred vendor along with select components from HoMedics preferred vendors. In August 2005, Kronos received initial shipment of products from its low cost, contract manufacturer in Mexico and China. In October 2005, Kronos completed internal testing of these products under a testing protocol co-developed by Kronos and HoMedics.

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

U.S. Navy SBIR Contracts. In November 2002, the U. S. Navy awarded Kronos a Small Business Innovation Research Phase II contract worth $580,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos devices developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. During Phase II, Kronos developed and produced a fully controlled device that represents a "cell" of an advanced distributive air management system with medium capacity airflow in a U. S. Navy unique environment. The "cell" has been designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships. In May 2005, Kronos shipped the device to Northrop Grumman for testing and evaluation. Based on the success of these initial tests, Northrop Grumman requested additional modifications and improvements to the device. Northrop Grumman is scheduling further testing. As of September 30, 2005, the U.
S. Navy had provided Kronos with $580,000 in funding for this effort.

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

Transportation Products. In January 2003, Kronos executed a Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos devices being designed and manufactured under this contract will need to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI). The Company has completed product design and development based on the customer's specific product application requirements. We are completing the testing and preparing for shipment the prototype product.

In August 2005, Kronos extended its work into the transportation industry by signing a Prototype Development and Evaluation Agreement with a leading luxury automotive manufacturer. According to various industry reports, the amount of time Americans have spent in their cars has risen 236 percent since 1982 (with one report from Time Magazine noting an average motorist will spend more than 5 years stuck in traffic alone), providing optimum air circulation in automobiles is not only a comfort factor, but can also be a critical means of improving air quality and helping to prevent viruses and allergens that may otherwise accumulate in filtration systems. The Kronos product has been designed and manufactured to meet exacting customer standards for placement inside of automobile passenger cabins. We are completing the testing and preparing for shipment the prototype product.

Microelectronics Cooling Products. In December 2004, Kronos and the University of Washington were awarded funding for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center ("WTC"). The objective of the project is to develop a novel energy-efficient heat transfer technology for cooling microelectronics. Thermal management for microelectronics and MEMS systems is a challenge. Existing cooling devices aren't meeting increasing needs for energy consumption and heat dissipation. Kronos air handling technology is an emerging technology that uses an electric field to exert force on ionized gas. Kronos is attempting to develop an improved microchip air handling system that is smaller in size, has high speed airflow, allows more targeted delivery of cooling to areas of highest heat and is compatible with current processes. WTC will contribute $40,000 to the project, with Kronos contributing $8,000, plus $32,000 in in-kind services, including use of the Kronos Research and Product Development Facility. During the quarter ended September 30, 2005, Kronos and the University of Washington continued research into development of an energy-efficient heat transfer technology for cooling microelectronics and initiated fabrication of a prototype product based on the proprietary Kronos technology.

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


     Date                Patent Title                Description                Protection
------------       --------------------       ------------------------          -----------
August 2005        Spark Management Method    analysis, detection and              2021
                   and Device                 prevention of sparks in
                                              a high voltage field -
                                              creates safe, effective
                                              electrostatic technology
                                              Products

July 2005          Voltage management for     voltage management allows            2022
                   Electrostatic Fluid        for more efficient air flow
                   Accelerator

May 2005           Electrostatic Fluid        placement, utilization               2022
                   Accelerator Design         and geometries of the
                   Geometries                 electrodes - impacts air
                                              flow

May 2005           Electrostatic Fluid        electrode design                     2021
                   Accelerator - Electrode    geometries and
                   Design Geometries          attributes - achieves
                                              unique air movement and
                                              purification performance

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

Allowance for Doubtful Accounts. If necessary, we provide a reserve against our receivables for estimated losses that may result from our customers' inability to pay. These reserves are based on potential uncollectible accounts, aged receivables, historical losses and our customers' credit-worthiness. Should a customer's account become past due, we generally will place a hold on the account and discontinue further shipments and/or services provided to that customer, minimizing further risk of loss.

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

RESULTS OF OPERATIONS

Consolidated Statement of Operations For the Quarter Ended September 30, 2005.

Our net losses for each of the quarters ended September 30, 2005 and September 30, 2004 were $973,000 and $622,000, respectively. The increase in the net loss for the quarter ended September 30, 2005, as compared to the prior year, was principally the result of a $328,000 or 65% increase in operating costs to $832,000.

Revenue. Revenues are generated through sales of services for design and development of Kronos devices at Kronos Air Technologies, Inc. Revenues for the quarter ended September 30, 2005 were $15,000 compared with $242,000 in the prior year. Revenues for the three months ended were from fees associated with our prototype development and acquisition agreement with a luxury automotive manufacturer. Revenues for the three months ended September 30, 2004 were primarily from our U. S. Navy SBIR Phase II and U. S. Army SBIR Phase II contracts, which were completed during the fiscal year ended June 30, 2005.

Cost of Sales. Cost of sales for the quarter ended September 30, 2005 was $0 compared with $218,000 for the prior year. Cost of sales for the quarter ended September 30, 2004 was primarily research and development costs and material and labor associated with our U.S. Navy and U.S. Army Small Business Innovative Research Phase II contracts.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the quarter ended September 30, 2005 increased $328,000 from the corresponding period of the prior year to $832,000. The increase was principally the result of a $179,000 increase in compensation and benefits and research and development costs as result of a $218,000 reduction in compensation and benefits and research and development costs billable to specific customer contracts as the Company increased its focus on residential and commercial customers while relying less on military funded projects; a $72,000 increase in depreciation and amortization as a result of the increase in the amortization of capitalized patent costs and Cornell Capital funding costs; and a $51,000 increase in professional services as a result of the Company's increase in costs for investor and press relations activities.

Interest expense. Interest expenses for the quarter ended September 30, 2005 was $156,000 compared to $142,000 for the corresponding period of the prior year.

Consolidated Balance Sheet as of September 30, 2005

Our total assets at September 30, 2005 were $2,840,000 compared with $3,960,000 at June 30, 2005. Total assets at September 30, 2005 and June 30, 2005 were comprised primarily of $2,038,000 and $2,139,000, respectively, of patents/intellectual property and $583,000 and $1,555,000, respectively, of cash. Total current assets at September 30, 2005 and June 30, 2005 were $798,000 and $1,818,000, respectively, while total current liabilities for those same periods were $4,722,000 and $5,420,000, respectively, creating a working capital deficit of $3,924,000 and $3,602,000 at each respective period end. This working capital deficit is primarily due to short term borrowings from Cornell Capital Partners.

Stockholders' deficit as of September 30, 2005 was ($4,282,000). The $973,000 net loss for the three months ended September 30, 2005 was partially offset by the sale and issuance of common stock for cash ($510,000) and the issuance of options for services ($42,000).

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt and customer contracts for research and product development to finance our operations.

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two Promissory Notes, which have been funded as follows: $2 million upon the filing an SB-2 Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next eighteen months. As of June 30, 2005, Kronos has received $4.5 million in funding under these agreements. In July 2005, Cornell Capital Partners suspended until further notice weekly repayments of the Kronos Promissory Note dated June 21, 2005 and suspended for one month weekly repayments of the Kronos Promissory Note dated March 7, 2005. In September 2005, Cornell Capital Partners suspended for one month weekly repayments of the Kronos Promissory Note dated March 7, 2005. As of September 30, 2005, Kronos has received $4.5 million in funding under these agreements and has repaid $510,000 of principal on the Promissory Notes.

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

Net cash flow used in operating activities was $865,000 for the quarter ended September 30, 2005. We were able to satisfy most of our cash requirements for this period from the proceeds of the $4 million Promissory Notes with Cornell Capital Partners.

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

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net loss of $973,000 loss for the three months ended September 30, 2005. We incurred a net loss of $7.1 million for the fiscal year ended June 30, 2005. As a result, at September 30, 2005 and June 30, 2005, we had an accumulated deficit of $28.1 million and $27.1 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of debt. We expect that our revenues and cash flows from operations may not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos technologies. No assurances can be given that we will be able to successfully commercialize our Kronos technologies or that we will ever be profitable.

We will require significant additional financing to sustain our operations and without it we will not be able to continue operations.

At September 30, 2005 and June 30, 2005, we had a working capital deficit of $3.9 million and $3.6 million, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2005, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the three months ended September 30, 2005 and the fiscal year ended June 30, 2005, we had an operating cash flow deficit of $0.9 million and $1.8 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

If obtaining sufficient financing from HoMedics and /or Cornell Capital Partners were to be unavailable and if we are unable to commercialize and sell our products or technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the HoMedics senior debt agreement and / or the Cornell Capital Standby Equity Distribution Agreement, we may still need additional capital to fully implement our business, operating and development plans. At September 30, 2005 and June 30, 2005, we had a cash balance of $583,000 and $1,555,000, respectively. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.

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

Our net intangible assets of approximately $2.0 million as of September 30, 2005 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003. Intangible assets comprise 72% of our total assets as of September 30, 2005. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation or from the end of the reporting period to the date of this Form 10-QSB.

Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's first fiscal quarter ended September 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting during the fiscal quarter ended September 30, 2005, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-QSB.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005, we issued 7,544,137 shares of Kronos common stock to Cornell Capital Partners under our Standby Equity Distribution Agreement. The proceeds from the issuance of these shares were used to repay $510,000 of debt.

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

10.39           Securities Purchase Agreement, dated         Incorporated by reference to
                October 15, 2004, by and between Kronos      Exhibit 99.5 to the Registrant's
                Advanced Technologies, Inc. and Cornell      Form 8-K filed on February 12, 2004
                Capital Partners, LP


10.40           Investor Registration Rights Agreement,      Incorporated by reference to
                dated October 15, 2004, by and between       Exhibit 99.6 to the Registrant's
                Kronos Advanced Technologies, Inc. and       Form 8-K filed on February 12, 2004
                Cornell Capital Partners, LP



10.41           Escrow Agreement, dated October 15, 2004,    Incorporated by reference to
                by and between Kronos Advanced               Exhibit 99.7 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form 8-K filed on February 12, 2004
                Partners, LP

10.42           First Amendment to Master Loan and           Incorporated by reference to
                Investment Agreement, dated October 25,      Exhibit 99.9 to the
                Registrant's 2004, by and among Kronos       Form 8-K filed on February 12, 2004
                Advanced Technologies, Inc., f/k/a TSET,
                Inc., a Nevada corporation, Kronos Air
                Technologies, Inc., a Nevada corporation
                and FKA Distributing Co. d/b/a HoMedics,
                Inc., a Michigan corporation

10.43           Secured Promissory Note, dated October       Incorporated by reference to
                25, 2004, payable to FKA Distributing        Exhibit 99.10 to the Registrant's
                Co., d/b/a HoMedics, Inc., a Michigan        Form 8-K filed on February 12, 2004
                corporation, in the principal amount of
                $925,000

10.44           Amended and Restated Warrant No. 1,          Incorporated by reference to
                dated October 25, 2004, issued to FKA        Exhibit 99.11 to the Registrant's
                Distributing Co. d/b/a HoMedics, Inc.        Form 8-K filed on February 12, 2004

10.45           Amended and Restated Warrant No. 2,          Incorporated by reference to
                dated October 25, 2004, issued to FKA        Exhibit 99.12 to the Registrant's
                Distributing Co. d/b/a HoMedics, Inc.        Form 8-K filed on February 12, 2004

10.46           Warrant No. 3, dated October 25, 2004,       Incorporated by reference to
                issued to FKA Distributing Co. d/b/a         Exhibit 99.13 to the Registrant's
                HoMedics, Inc.                               Form 8-K filed on February 12, 2004


10.47           Amended and Restated Registration Rights     Incorporated by reference to
                Agreement, dated October 25, 2004, by        Exhibit 99.14 to the Registrant's
                And between Kronos Advanced                  Form 8-K filed on February 12, 2004
                Technologies Inc., a Nevada corporation
                and FKA Distributing Co. d/b/a HoMedics,
                a Michigan corporation

10.48           Termination Agreement dated March 28,        Incorporated by reference to Exhibit
                2005, by and between Kronos Advanced         10.63 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP

10.49           Standby Equity Distribution Agreement,       Incorporated by reference to Exhibit
                dated April 13, 2005, by and between         10.64 to the Registrant's Form SB-2
                Kronos Advanced Technologies, Inc. and       filed on April 19, 2005
                Cornell Capital Partners, LP

10.50           Registration Rights Agreement, dated         Incorporated by reference to Exhibit
                April 13, 2005, by and between Kronos        10.65 to the Registrant's Form SB-2
                Advanced Technologies, Inc. and Cornell      filed on April 19, 2005
                Capital Partners, LP

10.51           Escrow Agreement, dated April 13, 2005,      Incorporated by reference to Exhibit
                by and between Kronos Advanced               10.66 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP

10.52           Placement Agent Agreement, dated April       Incorporated by reference to Exhibit
                13, 2005, by and between Kronos Advanced     10.67 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP

10.53           Form of Equity-Back Promissory Note in       Incorporated by reference to Exhibit
                the principal amount of $2,000,000 dated     10.68 to the Registrant's Form SB-2
                March 7, 2005 between Kronos Advanced        filed on April 19, 2005
                Technologies, Inc. and Cornell Capital
                Partners, LP

10.54           Form of Equity-Back Promissory Note in       Incorporated by reference to Exhibit
                the principal amount of $2,000,000 dated     10.59 to the Registrant's Form 10-KSB
                June 22, 2005 between Kronos Advanced        filed on September 28, 2005
                Technologies, Inc. and Cornell Capital
                Partners, LP

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





DATED:   November 14, 2005                  KRONOS ADVANCED TECHNOLOGIES, INC.

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