Form 10QSB
period 2005-12-31
KRONOS ADVANCED TECHNOLOGIES INC
filed 2006-02-14
CIK 1108248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2005

                   Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                          COMMISSION FILE NO. 000-30191

                       KRONOS ADVANCED TECHNOLOGIES, INC.


             (Exact name of registrant as specified in its charter)



           NEVADA                                     87-0440410
--------------------------------       ---------------------------------------
(State of other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


     464 Common Street, Suite 301, Belmont, MA                       02478
  ----------------------------------------------                   --------
      (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:             (617) 993-9965
--------------------------------------------------              ---------------


(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

As of February 12, 2006, there were 105,391,826 shares outstanding of the issuer's common stock.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our (unaudited) consolidated financial statements for the three and six months ended December 31, 2005.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                          December 31,
                                               2005                 June 30,
Assets                                     (Unaudited)                2005
                                         ----------------       ----------------
Current Assets
 Cash                                    $       584,462        $     1,554,906
 Accounts receivable, net                         10,000                      -
 Prepaids                                        150,003                263,490
                                         ----------------       ----------------
  Total Current Assets                           744,465              1,818,396
                                         ----------------       ----------------
Net Property and Equipment                         3,030                  2,627

Other Assets
 Intangibles                                   2,029,863              2,138,814
                                         ----------------       ----------------
  Total Other Assets                           2,029,863              2,138,814
                                         ----------------       ----------------
Total Assets                             $     2,777,358        $     3,959,837
                                         ================       ================

Liabilities and Stockholders' Deficit

Current Liabilities
 Accrued expenses and payables
  to directors and officers              $        59,807        $        28,837
 Accounts payable                                211,410                479,175
 Accrued expenses                                731,505                487,070
 Notes payable, current portion                2,999,970              4,028,131
 Notes payable to directors and
  officers                                       294,489                397,004
                                         ----------------       ----------------
  Total Current Liabilities                    4,297,181              5,420,217
                                         ----------------       ----------------
Long Term Liabilities
  Notes payable                                2,575,000              2,400,000
                                         ----------------      -----------------
  Total Long Term Liabilities                  2,575,000              2,400,000
                                         ----------------      -----------------

     Total Liabilities                         6,872,181              7,820,217
                                         ----------------      -----------------
Stockholders' Deficit
 Common stock, authorized
 500,000,000 shares of $0.001 par value
 Issued and outstanding - 92,216,677
 and 72,686,345, respectively                     92,216                 72,686
Capital in excess of par value                24,635,777             23,183,747
Accumulated deficit                          (28,822,816)           (27,116,813)
                                         ----------------       ----------------
  Total Stockholders' Deficit                 (4,094,823)            (3,860,380)
                                         ----------------       ----------------
  Total Liabilities and
   Stockholders' Deficit                 $     2,777,358         $    3,959,837
                                         ================       ================



The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                 Three months ended December 31,     Six months ended December 31,
                                 -------------------------------     ------------------------------
                                    2005               2004              2005             2004
                                 ----------          --------          --------        -----------
                                 (Unaudited)        (Unaudited)       (Unaudited)      (Unaudited)

Sales                            $    22,500        $   139,918      $    37,500       $   381,451

Cost of sales                          8,449            115,928            8,449           333,848
                                  -----------        -----------      -----------        ----------
Gross Profit                          14,051             23,990           29,051            47,603
                                  -----------        -----------      -----------        ----------

Selling, General and
 Administrative expenses
  Compensation and benefits          214,459            295,133          529,502           518,003
  Research and development            34,931             36,577          139,925            54,565
  Professional services               19,209            (65,396)         102,249           (13,057)
  Depreciation and amortization      167,769             98,441          339,590           198,275
  Insurance                           37,144             30,228           74,288            92,241
  Facilities                          29,409             25,046           46,595            43,933
  Other selling general and
   administrative expenses            96,991            110,025          199,830           139,943
                                  -----------        -----------      -----------        ----------
 Selling, General and
  Administrative expenses            599,912            530,054        1,431,979         1,033,903
                                  -----------        -----------      -----------        ----------

Net Operating Loss                  (585,861)          (506,064)      (1,402,928)         (986,300)

Loss on Debt Restructuring                -          (3,857,467)              -         (3,857,467)
Other Income                              -                 403               -                403
Interest Expense                    (146,932)          (152,547)        (303,075)         (294,156)
                                  -----------        -----------      -----------        ----------

Net Loss                         $  (732,793)       $(4,515,675)     $(1,706,003)      $(5,137,520)
                                  ===========        ===========      ===========       ===========

Basic and Diluted Loss Per Share $     (0.01)       $     (0.06)     $     (0.02)      $     (0.08)
                                  ===========        ===========      ===========       ===========

Weighted average shares
 outstanding                      81,740,895         70,022,575       78,889,818        65,673,210
                                  ===========        ===========      ===========       ===========


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                         For the six months ended December 31,
                                         -------------------------------------
                                                2005               2004
                                              --------           ---------
                                            (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss from operations                 $ (1,706,003)       $ (5,137,520)
 Adjustments to reconcile net loss to
 net cash used in operations
  Depreciation and amortization                339,590             198,275
  Accretion of note discount                         -              92,965
   Loss on debt restructuring                        -           3,857,467
   Options issued for compensation/services     61,560                   -
 Change In
  Accounts receivable                          (10,000)            (43,700)
  Prepaid expenses and other assets             (7,138)             53,222
  Deferred revenue                                   -              (3,218)
  Accounts payable                            (236,795)           (271,052)
  Accrued expenses and other liabilities       244,435             108,829
                                           ------------        ------------
    Net cash Used in Operations             (1,314,351)         (1,144,732)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment            (2,100)                  -
 Investment in patent protection               (88,316)            (54,134)
                                           ------------        ------------
Net cash Used in Investing Activities          (90,416)            (54,134)
                                           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                    1,410,000           1,324,118
 Proceeds from short-term borrowings                 -             100,000
 Repayments of short-term borrowings        (1,130,677)           (342,607)
 Proceeds from long-term borrowings            175,000           4,400,000
 Retirement and repayments of
  long-term debt                                     -          (2,400,000)
 Debt acquisition costs                        (20,000)           (506,618)
                                           ------------        ------------
Net cash Provided by Financing
 Activities                                    434,323           2,574,893
                                           ------------        ------------
NET (DECREASE) INCREASE IN CASH               (970,444)          1,376,027

CASH
 Beginning of period                         1,554,906              69,063
                                           ------------        ------------
 End of period                            $    584,462        $  1,445,090
                                           ============        ============
Supplemental disclosure of cash flow
information:

Interest paid in cash                     $      2,738        $      9,516
                                           ============        ============

The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Kronos Advanced Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2006.

These consolidated financial statements are those of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the Kronos Advanced Technologies, Inc. Form 10-KSB for the fiscal year ended June 30, 2005, which was filed on September 28, 2005.

NOTE 2 - REALIZATION OF ASSETS AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the three months ended December 31, 2005. In addition, the Company has used cash in rather than provided cash through its operations. The Company is currently using its resources to attempt to raise capital necessary to commercialize its technology and develop viable commercial products, and to provide for its working capital needs.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the asset amounts shown in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that is an efficient, high quality product which is cost effective and easy to operate. In March 2005, Kronos and HoMedics began expanding production development beyond the initial prototypes and initiated increased product testing to complete the product claims platform. In March and April 2005, Kronos modified the HoMedics design and ordered prototype production devices from Kronos' preferred vendors along with select components from a HoMedics preferred vendor. In August 2005, Kronos received initial shipment of products from its low cost, contract manufacturer in Mexico and China. In October 2005, Kronos completed internal testing of these products under a testing protocol co-developed by Kronos and HoMedics. In December 2005, HoMedics funded the Company a further $175,000 upon acceptance of Kronos testing results.

EOL. In December 2005, Kronos executed a non-exclusive License Agreement with EOL, LLC, a Russian Federation corporation. Based in Korolev, Moscow Region, Russia, EOL will leverage the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices and space heaters in select Commonwealth of Independent States. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL will provide Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. Based on contractual milestones, EOL is required to: (i) complete initial product design by March 2006; (ii) complete initial product prototypes by June 2006; and (iii) make product available for customer purchase by September 2006. EOL plans to assemble the finished products in Russia from components supplied both locally and from contract manufacturers in China. The products will be marketed and distributed in Russia, Ukraine, Kazakhstan, Moldova and Byelorussia.

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

Leading Business Jet Manufacturer. In January 2003, Kronos executed a Development and Acquisition Agreement with a premier business jet manufacturer. The agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos devices being designed and manufactured under this contract will need to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI). The Company has completed product design and development based on the customer's specific product application requirements. We have completed testing and prepared for shipment the prototype product. We are waiting for shipment instructions from the customer.

Leading Automotive Manufacturer. In August 2005, Kronos extended its work into the transportation industry by signing a Prototype Development and Evaluation Agreement with a leading luxury automotive manufacturer. The Kronos product has been designed and produced to meet exacting customer standards for placement inside of automobile passenger cabins. We have completed initial customer specified testing. Based on successful testing with the customer, Kronos and the customer are preparing further testing protocols for the product. Kronos expects the next round of product testing and evaluation will be conducted at the customer's European facilities.

Washington Technology Center. In December 2004, Kronos and the University of Washington were awarded funding for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center ("WTC"). The objective of the project is to develop a novel energy-efficient heat transfer technology for cooling microelectronics. Thermal management for microelectronics and MEMS systems is a challenge. Existing cooling devices aren't meeting increasing needs for energy consumption and heat dissipation. Kronos air handling technology is an emerging technology that uses an electric field to exert force on ionized gas. Kronos is attempting to develop an improved microchip air handling system that is smaller in size, has high speed airflow, allows more targeted delivery of cooling to areas of highest heat and is compatible with current processes. WTC will contribute $40,000 to the project, with Kronos contributing $8,000, plus $32,000 in in-kind services, including use of the Kronos Research and Product Development Facility. During the quarter ended December 31, 2005, Kronos and the University of Washington continued research into development of an energy-efficient heat transfer technology for cooling microelectronics and initiated fabrication of a prototype product based on the proprietary Kronos technology. In January 2006, Kronos and the University of Washington conducted a successful bench scale demonstration of micron cooling of a MEMS chip.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method. The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 fiscal year end.

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and its subsidiary for the periods in which the subsidiary was owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At December 31, 2005, we had only one subsidiary, Kronos Air Technologies, Inc.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At December 31, 2005 the cash balances held at financial institutions were in excess of federally insured limits.

Accounts Receivable. The Company provides an allowance for potential losses, if necessary, on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at December 31, 2005 and June 30, 2005. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible.

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

NOTE 4 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at December 31, 2005 and June 30, 2005 are as follows:


                                             December 31, 2005
                                                (Unaudited)     June 30, 2005
                                                -------------   -------------
Benefit from carryforward of capital and
 net operating losses                           $  6,528,667    $  6,091,927
Other temporary differences                          156,740         156,740
Less:
  Valuation allowance                             (6,685,407)     (6,248,667)
                                                -------------   -------------
Net deferred tax asset                          $          -    $          -
                                                =============   =============

The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                                       December 31, 2005
                                                           (Unaudited)                 June 30,2005
                                                   ---------------------------  ----------------------------
                                                                      % of                         % of
                                                        Amount    Pre-Tax Loss      Amount      Pre-Tax Loss
                                                   -------------  ------------  --------------  ------------
Benefit for income tax at federal statutory rate   $    580,041         34.0 %  $   2,411,998          34.0%
Benefit for income tax at state statutory rate           34,120          2.0 %        141,882           2.0%
Non-deductible expenses                                (177,421)       (10.4)%     (1,303,036)       (18.4)%
Increase in valuation allowance                        (436,740)       (25.6)%     (1,250,844)       (17.6)%
                                                   -------------  ------------  --------------  ------------
                                                   $       -              0.0%  $        -              0.0%
                                                   =============  ============  ==============  ============

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At December 31, 2005, for Federal income tax and alternative minimum tax reporting purposes, the Company has approximately $16.1 million of unused Federal net operating losses, $2.3 million of capital losses and $11.4 million of unused State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2025 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 5 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Company licenses, manufactures and distributes air movement and purification devices utilizing the Kronos technology. For the three and six months ended December 31, 2005 and the fiscal year ended June 30, 2005 the Company operated only in the U.S.

NOTE 6 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 81,740,895 and 78,889,818 for the three and six months ended December 31, 2005 and 70,022,575 and 65,673,210 for the three and six months ended December 31, 2004, respectively.

As of December 31, 2005, there were outstanding options to purchase 16,139,568 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of December 31, 2004, there were outstanding options and warrants to purchase 12,813,812 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 7 - NOTES PAYABLE

The Company had the following obligations as of December 31, 2005 and June 30, 2004,


                                       December 31, 2005      June 30, 2005
                                           (Unaudited)
                                        ---------------       ---------------
 Obligations to Cornell Capital(1)      $    2,990,000        $    4,000,000
 Obligation to HoMedics (2)                  2,575,000             2,400,000
 Obligation to current employees (3)           294,489               397,004
 Obligation for finance leases (4)               9,970                28,131
                                         ---------------       ---------------
                                             5,869,459             6,825,135
Less:
 Current portion                             3,294,459             4,425,135
                                        ---------------       ---------------
 Total long term obligations net of
     current portion                    $    2,575,000        $    2,400,000
                                        ===============       ===============
(1) These notes have a one year term and bear interest at 12% with weekly payments.

(2) This note has a 5 year term and bears interest at 6% with no payments required until the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. This note along with an obligation by HoMedics to provide Kronos with an additional $750,000 in debt financing was issued along with warrants for the purchase of 40 million shares of the Company's common stock.

(3) These notes bear interest at the rate of 12%. They represent obligation to current employees of the Company, which are due and payable in full.

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

Minimum  Future  Lease  Payments  and Present  Values of the Net  Minimum  Lease
Payments



Period ended December 31,
-----------------------------------
     2006                                         $ 10,353
                                                  ---------
 Total minimum lease payments                       10,353
                                                  ---------
 Net minimum lease payments                         10,353
Less:  Imputed interest                                383
                                                  ---------
 Present value of net minimum lease payments      $  9,970
                                                  =========
Of the equipment that was purchased using capital leases, $10,650 was capitalized and the remaining $65,782 was expensed through research and development and cost of sales. In the three and six months ended December 31, 2005, the Company paid $9,081 and $18,162 in principal and $1,090 and $2,738 in interest on capital leases, respectively. In the three and six months ended December 31, 2004, the Company paid $11,292 and $15,969 in principal and $3,642 and $4,999 in interest on capital leases, respectively.

NOTE 9 - CONSULTING AGREEMENTS

On October 31, 2003, the Company entered into a 10-month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin, principals of Fusion Capital, for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 31, 2003 as the share grant was non-forfeitable and fully vested on that date. The stock was valued on that date at $0.22 a share (the closing price for the Company's common stock on the measurement date). The stock issuance has been recorded as a prepaid consulting fee and was amortized to Professional Fee Expense ratably over the ten month term of the contract. Under this contract, expenses of $12,586 were recorded for the three and six months ended December 31, 2004.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two Promissory Notes, which was funded as follows: $2 million upon the filing of an SB-2 Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next eighteen months. In July 2005, Cornell Capital Partners suspended until further notice weekly repayments of the Kronos Promissory Note dated June 21, 2005. As of December 31, 2005, Kronos has received $4.9 million in funding under these agreements and has repaid $1,010,000 of principal on the Promissory Notes.

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. In December 2005, $175,000 was funded upon completion of Kronos testing of products under a testing protocol co-developed by Kronos and HoMedics. An additional $750,000 will be paid to Kronos upon Kronos achieving two milestones (i) $250,000 shall be funded upon obtaining tooling of the current prototype configuration and device testing and performing to HoMedics' specifications, and (ii) $500,000 shall be funded upon the initial sale of Kronos-based air purifiers by HoMedics. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will be due the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $925,000 will also be October 2009. The interest rate will remain at 6% for the $2.4 million in debt; the rate will also be 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. In connection with the October 2004 agreements, Kronos issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock. As a result of this debt restructuring, the Company recognized a loss of $3,857,467 during the fiscal year ended June 30, 2005. This loss represented the reacquisition price less the net carrying value of the debt restructuring. The reacquisition price is made up of $2,400,000 which is the amount of the new debt and $3,361,161 which represents the value of the warrants using the Black-Scholes method. The net carrying value is the $2,400,000 which is the old debt less the unamortized debt discount of $496,296.

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

NOTE 11 - SUBSEQUENT EVENTS

In January and February 2006, Kronos issued 13,175,149 shares of common stock for $800,000 to Cornell under the terms of our Standby Equity Distribution Agreement. The proceeds were used to make payments on the Promissory Note dated March 7, 2005 and to increase the Company's cash reserves.

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

GENERAL

Kronos Advanced Technologies, Inc. is an application development and licensing company that has developed and patented technology that fundamentally changes the way air is moved, filtered and sterilized. Kronos is pursuing commercialization of its proprietary technology for a limited number of applications in a limited number of markets; and if we are successful, we intend to pursue additional applications and to enter additional markets in the future. To date, our ability to execute our strategy has been restricted by our limited amount of capital.

Technology Description and Benefits

The proprietary Kronos technology involves the management of corona discharge by applying of high voltage management across paired electrical grids to create an ion exchange. Applications for efficient high voltage management, efficient corona discharge and ion exchange include but are not limited to:

o    air movement, including dielectric fluid movement and propulsion;
o air purification, including particulate removal, biohazard destruction, chemical and industrial gas treatment, and odor removal;
o    temperature  and  environmental  management,  including  space  heating and cooling;
o    microchip, MEMS and other electronics devices and components cooling;
o air management, including sorting and separation of air streams by particle content;
o sound generation, including flat panel stereo speakers and active noise cancellation;
o    high  voltage  management,  including  development  of high  voltage  power
     supplies  and  control  of  power  plant  energy   surges  and   electrical
     discharges;
o control of water and moisture content in air streams, including dehumidification and humidification; and
o water treatment, including water purification, ionization and water desalination.

Kronos is focused on prioritizing the Company's resources on developing and licensing Kronos' proprietary technology for air movement and purification applications to address the indoor air quality market. The Kronos technology has numerous valuable characteristics for applications in the indoor air quality market, including moving air and gases at high velocities while removing odors, smoke and particulates and killing pathogens, including bacteria, mold and spores. The technology is cost-effective and is more energy efficient than current alternative fan and filter (including HEPA filter and ultraviolet light based) technologies.

Although no commercial products using the Kronos technology have been sold to date, in March 2005, the Company and its strategic consumer products partner, HoMedics, expanded production beyond the initial prototypes and increased product testing to complete the product claims platform. In August 2005, Kronos received initial shipment of products from its low cost, contract manufacturer in Mexico and China. In October 2005, Kronos completed internal testing of these products under a testing protocol co-developed by Kronos and HoMedics. In May 2005, Kronos initiated a strategic relationship with IKEA of Sweden and, in September 2005, Kronos shipped its initial prototype device to IKEA for testing and evaluation. In December 2005, Kronos shipped a prototype device designed and built under specific customer specifications to a leading auto manufacturer for their testing and evaluation and prepared for shipment (awaiting customer documentation) a prototype device designed and built under specific customer specifications to a leading business jet manufacturer. Further in December 2005, the Company executed a non-exclusive license agreement with EOL, LLC, a Russian Federation company, for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States, and shipped products to additional commercial customers for testing and evaluation of the purification capability of the Kronos technology in residential, commercial and industrial environments.

A number of the scientific claims of the Kronos technology have been tested by the U. S. and foreign governments, multi-national companies and independent testing facilities. To date, independent laboratory testing has verified the filtration and sterilization capability of the Kronos technology.

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

Sterilization Testing Results:
o Disinfection Research Institute Sterilization Laboratory in Moscow - 100% decontamination of room infected with bacteria (Staphylococcus aureus strain 906 (S. aureus) and Bacillus cereus strain 96 (B. cereus);
o Institute for Veterinary Medicine in the Ukraine - destroy and sterilize air which had been inseminated with Anthrax and E.coli spores;
o New Hampshire Materials Laboratory - up to 95% reduction of hazardous gases, including numerous carcinogens found in cigarette smoke;
o    Battelle PNNL - 95% destruction of Bg (anthrax simulant);
o Dr. Sergey Stoylar, a bacteriologist from the American Bacteriological Society - 100% destruction of Bacillus subtilis 168 (bacteria simulant).

Market Segmentation

Kronos' initial business development strategy is to sell and license the Kronos technology to six distinct air quality market segments: (1) air movement and purification (residential, health care, hospitality, and commercial facilities);
(2) air purification for unique spaces (clean rooms, airplanes, automotive, and cruise ships); (3) specialized military (naval vessels, closed vehicles and mobile facilities); (4) embedded cooling and cleaning (electronic devices and medical equipment); (5) industrial scrubbing (produce storage and diesel and other emissions); and (6) hazardous gas destruction (incineration and chemical facilities).

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

o Embedded Cooling. Heat generation is becoming a major bottleneck in high density electronics. We believe that the embedded cooling market segment offers Kronos a near term opportunity to develop an alternative to fans for air movement and cooling inside of personal computers , servers and medical diagnostic equipment and a long term opportunity to develop micro channel cooling solutions for future generation microchips.

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

We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that is an efficient, high quality product which is cost effective and easy to operate. In March 2005, Kronos and HoMedics began expanding production development beyond the initial prototypes and initiated increased product testing to complete the product claims platform. In March and April 2005, Kronos modified the HoMedics design and ordered prototype production devices from Kronos' preferred vendor along with select components from HoMedics preferred vendors. In August 2005, Kronos received initial shipment of products from its low cost, contract manufacturer in Mexico and China. In October 2005, Kronos completed internal testing of these products under a testing protocol co-developed by Kronos and HoMedics. In December 2005, HoMedics funded the Company a further $175,000 upon acceptance of Kronos testing results.

Commercial and Other Standalone Products. Utilizing our recently expanded product development resources, Kronos completed the initial design, development and production of a series of small multifunctional devices that can be used as space heaters, vaporizers, disinfectors, deodorizers and/or fans. Based on the proprietary Kronos technology, these devices are currently undergoing testing and evaluation. Kronos has been meeting with potential strategic partners for manufacturing, marketing, selling and distributing these Kronos-based products.

In December 2005, Kronos executed a non-exclusive License Agreement with EOL, LLC, a Russian Federation corporation. Based in Korolev, Moscow Region, Russia, EOL will leverage the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices and space heaters in select Commonwealth of Independent States. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL will provide Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. Based on contractual milestones, EOL is required to: (i) complete initial product design by March 2006; (ii) complete initial product prototypes by June 2006; and
(iii) make product available for customer purchase by September 2006. EOL plans to assemble the finished products in Russia from components supplied both locally and from contract manufacturers in China. The products will be marketed and distributed in Russia, Ukraine, Kazakhstan, Moldova and Byelorussia.

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

U.S. Navy SBIR Contracts. In November 2002, the U. S. Navy awarded Kronos a Small Business Innovation Research Phase II contract worth $580,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos devices developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. During Phase II, Kronos developed and produced a fully controlled device that represents a "cell" of an advanced distributive air management system with medium capacity airflow in a U. S. Navy unique environment. The "cell" has been designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships. In May 2005, Kronos shipped the device to Northrop Grumman for testing and evaluation. Based on the success of these initial tests, Northrop Grumman requested additional modifications and improvements to the device. Northrop Grumman is scheduling further testing. As of December 31, 2005, the U.
S. Navy had provided Kronos with $580,000 in funding for this effort.

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

Transportation Products. In January 2003, Kronos executed a Development and Acquisition Agreement with a premier business jet manufacturer. The Agreement was the direct result of initial prototype development work performed by the Kronos Research Team with input from the customer in 2002. The Kronos devices being designed and manufactured under this contract will need to meet all FAA safety standards, including environmental, flammability and electromagnetic interference (EMI). The Company has completed product design and development based on the customer's specific product application requirements. We have completed testing and prepared for shipment the prototype product. We are waiting for shipment instructions from the customer.

In August 2005, Kronos extended its work into the transportation industry by signing a Prototype Development and Evaluation Agreement with a leading luxury automotive manufacturer. According to various industry reports, the amount of time Americans have spent in their cars has risen 236 percent since 1982 (with one report from Time Magazine noting an average motorist will spend more than 5 years stuck in traffic alone), providing optimum air circulation in automobiles is not only a comfort factor, but can also be a critical means of improving air quality and helping to prevent viruses and allergens that may otherwise accumulate in filtration systems. The Kronos product has been designed and manufactured to meet exacting customer standards for placement inside of automobile passenger cabins. We have completed initial customer specified testing. Based on successful testing with the customer, Kronos and the customer are preparing further testing protocols for the product. Kronos expects the next round of product testing and evaluation will be conducted at the customer's European facilities.

Microelectronics Cooling Products. In December 2004, Kronos and the University of Washington were awarded funding for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center ("WTC"). The objective of the project is to develop a novel energy-efficient heat transfer technology for cooling microelectronics. Thermal management for microelectronics and MEMS systems is a challenge. Existing cooling devices aren't meeting increasing needs for energy consumption and heat dissipation. Kronos air handling technology is an emerging technology that uses an electric field to exert force on ionized gas. Kronos is attempting to develop an improved microchip air handling system that is smaller in size, has high speed airflow, allows more targeted delivery of cooling to areas of highest heat and is compatible with current processes. WTC will contribute $40,000 to the project, with Kronos contributing $8,000, plus $32,000 in in-kind services, including use of the Kronos Research and Product Development Facility. During the quarter ended December 31, 2005, Kronos and the University of Washington continued research into development of an energy-efficient heat transfer technology for cooling microelectronics and initiated fabrication of a prototype product based on the proprietary Kronos technology. In January 2006, Kronos and the University of Washington conducted a successful bench scale demonstration of micron cooling of a MEMS chip.

Patents and Intellectual Property

Kronos has received notification that nine of its patents have been allowed for issuance by the United States Patent and Trademark Office. These patents are considered utility patents which describe fundamental innovations in the generation, management and control of electrostatic fluids, including air movement, filtration and purification. Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products. The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.


                                  U.S. Patents

           Date        U.S. Patent #        Patent Title              Description               Protection
           ----        -------------        ------------              -----------               ----------
       January        Notice of         Electrostatic Fluid   effective powering of the            2022
       2006           Allowance         Accelerator - Power   electrodes
                                        Management

       November       6,963,479         Electrostatic Fluid   advanced voltage management          2023
       2005                             Accelerator -         impacts air  filtration and
                                        Advanced  Geometries  sterilization, air flow and
                                                              ozone

       August         6,937,455         Spark Management      analysis, detection and              2022
       2005                             Method and Device     prevention of sparks in a
                                                              high voltage field -
                                                              creating safe, effective
                                                              electrostatic technology
                                                              products

       July           6,919,698         Voltage Management    materials and geometry               2023
       2005                             for Electrostatic     allowing for spark free
                                        Fluid Accelerator     operation and use of light
                                                              weight, inexpensive
                                                              materials as the electrodes

       May            Notice of         Electrostatic Fluid   placement, utilization and           2022
       2005           Allowance         Accelerator Design    geometries of the
                                        Geometries            electrodes - impacts air
                                                              flow, filtration and
                                                              sterilization

       May            6,888,314         Electrostatic Fluid   electrode design geometries          2022
       2005                             Accelerator -         and attributes including
                                        Electrode Design      micro channeling to achieve
                                        Geometries            unique air movement and
                                                              purification performance

       April          6,727,657         Electrostatic Fluid   synchronization of multiple          2022
       2004                             Accelerator for and   stages of arrays -
                                        a Method of           increasing air flow and air
                                        Controlling Fluid     flow efficiency

       December       6,664,741         Method of and         ratio of voltage for                 2022
       2003                             Apparatus for         producing ion discharge to
                                        Electrostatic Fluid   create air movement and
                                        Acceleration Control  base level filtration
                                        of a Fluid Flow

       January        6,504,308         Electrostatic Fluid   electrode density core for           2019
       2003                             Accelerator           producing ion discharge to
                                                              create air movement and
                                                              base level filtration

                              International Patents

In November 2004, Kronos received formal notification from the Commonwealth of Australia Patent Office indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as an Australian patent. In December 2005, Kronos received formal notification from the Mexican Institute of Industrial Property indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as a Mexican patent. There are a number of other patent applications corresponding to Kronos' nine U.S. Patents that have been filed and are pending outside of the United States.

Kronos is constantly identifying new intellectual property and will continue to aggressively file patent applications in the U.S. and internationally. A number of additional patent applications have been filed for, among other things, the control and management of electrostatic fluid acceleration. These additional patent applications are either being examined or are awaiting examination by the Patent Office.

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

RESULTS OF OPERATIONS

Consolidated Statement of Operations For the Quarter Ended December 31, 2005.

Our net loss for the six months ended December 31, 2005 was $1,706,000, compared with a net loss of $5,137,500 for the corresponding period of the prior year. The decrease in the net loss for the six months ended December 31, 2005, as compared to the prior year, was principally the result of a $3,857,500 loss on debt incurred during the six months ended December 31, 2004 and a $398,100 or 39% increase in selling, general and administrative expenses.

Revenue. Revenues are generated through sales of services for design and development of Kronos devices by Kronos Air Technologies, Inc. Revenues for the six months ended December 31, 2005 were $37,500 compared with $381,500 in the prior year. Revenues for the six months ended were from fees associated with our prototype development and acquisition agreement with a luxury automotive manufacturer and our new licensing partner in Russia. Revenues for the six months ended December 31, 2004 were primarily from our U. S. Navy SBIR Phase II and U. S. Army SBIR Phase II contracts.

Cost of Sales. Cost of sales for the six months ended December 31, 2005 was $8,500 (or 23% of sales) compared with $333,800 (or 88%) for the prior year. Cost of sales for the six months ended December 31, 2005 were primarily labor associated with our with our prototype development and acquisition agreement with a luxury automotive manufacturer. Cost of sales for the six months ended December 31, 2004 were primarily development costs associated with our U. S. Navy SBIR and U. S. Army SBIR contracts.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the six months ended December 31, 2005 increased $398,100 from the corresponding period of the prior year to $1,432,000. The increase was principally the result of a $141,300 increase in amortization and depreciation as a result of the increase in the amortization of capitalized patent costs and Cornell Capital funding costs; a $115,300 increase in professional services as a result of the Company's increase in costs for investor and press relations activities and legal costs associated with licensing and development agreements with new strategic partners; and $85,400 increase in research and development costs associated with developing new applications for the Kronos technology.

Interest expense. Interest expense for the six months ended December 31, 2005 was $303,100 compared to $294,200 for the corresponding period of the prior year.

Consolidated Balance Sheet as of December 31, 2005

Our total assets at December 31, 2005 were $2,777,400 compared with $3,959,800 at June 30, 2005. Total assets at December 31, 2005 and June 30, 2005 were comprised primarily of $2,029,900 and $2,138,800, respectively, of patents/intellectual property and $584,500 and $1,554,900, respectively, of cash. Total current assets at December 31, 2005 and June 30, 2005 were $744,500 and $1,818,400, respectively, while total current liabilities for those same periods were $4,297,200 and $5,420,200, respectively, creating a working capital deficit of $3,552,700 and $3,601,800 at each respective period end. This working capital deficit is primarily due to short term borrowings from Cornell Capital Partners.

Stockholders' deficit as of December 31, 2005 was ($4,094,800). The $1,706,000 net loss for the six months ended December 31, 2005 was partially offset by the sale and issuance of common stock for cash ($1,410,000) and the issuance of options for services ($61,600).

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt and customer contracts for research and product development to finance our operations.

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two Promissory Notes, which have been funded as follows: $2 million upon the filing an SB-2 Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next eighteen months. As of June 30, 2005, Kronos had received $4.5 million in funding under these agreements. In July 2005, Cornell Capital Partners suspended until further notice weekly repayments of the Kronos Promissory Note dated June 21, 2005 and suspended for one month weekly repayments of the Kronos Promissory Note dated March 7, 2005. In September 2005, Cornell Capital Partners suspended for one month weekly repayments of the Kronos Promissory Note dated March 7, 2005. As of December 31, 2005, Kronos has received $4.5 million in funding under these agreements and has repaid $1,010,000 of principal on the Promissory Notes.

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. In December 2005, $175,000 was funded upon completion of Kronos testing of products under a testing protocol co-developed by Kronos and HoMedics. An additional $750,000 will be paid to Kronos upon Kronos achieving two milestones (i) $250,000 shall be funded upon obtaining tooling of the current prototype configuration and device testing and performing to HoMedics' specifications, and (ii) $500,000 shall be funded upon the initial sale of Kronos-based air purifiers by HoMedics. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will be due the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $925,000 will also be October 2009. The interest rate will remain at 6% for the $2.4 million in debt; the rate will also be 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis.

Net cash flow used in operating activities was $1,314,400 for the six months ended December 31, 2005. We were able to satisfy most of our cash requirements for this period from the proceeds of the $4 million Promissory Notes with Cornell Capital Partners and from the incremental $175,000 in debt financing from our strategic partner, HoMedics, Inc.

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

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net loss of $1,706,000 for the six months ended December 31, 2005. We incurred a net loss of $7.1 million for the fiscal year ended June 30, 2005. As a result, at December 31, 2005 and June 30, 2005, we had an accumulated deficit of $28.8 million and $27.1 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of debt. We expect that our revenues and cash flows from operations may not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos technologies. No assurances can be given that we will be able to successfully commercialize our Kronos technologies or that we will ever be profitable.

We will require significant additional financing to sustain our operations and without it we will not be able to continue operations.

At December 31, 2005 and June 30, 2005, we had working capital deficits of $3.6 million. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2005, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the three and six months ended December 31, 2005 and the fiscal year ended June 30, 2005, we had an operating cash flow deficit of $1.3 million and $1.8 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

If sufficient financing from HoMedics and /or Cornell Capital Partners were to be unavailable and if we are unable to commercialize and sell our products or technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the HoMedics senior debt agreement and / or the Cornell Capital Standby Equity Distribution Agreement, we may still need additional capital to fully implement our business, operating and development plans. At December 31, 2005 and June 30, 2005, we had a cash balance of $584,500 and $1,554,900, respectively. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.

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

Our net intangible assets of approximately $2.0 million as of December 31, 2005 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003. Intangible assets comprise 73% of our total assets as of December 31, 2005. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's first fiscal quarter ended December 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting during the fiscal quarter ended December 31, 2005, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-QSB.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2005, we issued 19,530,332 shares of Kronos common stock to Cornell Capital Partners under our Standby Equity Distribution Agreement. The proceeds from the issuance of these shares were used to repay $1,010,000 of debt and to increase the Company's cash reserves by $400,000.

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

10.24           Master Loan and Investment                   Incorporated by reference to
                Agreement, dated May 9, 2003,                the Registrant's 8-K filed on
                by and among Kronos Advanced                 May 15, 2003
                Technologies, Inc., Kronos Air
                Technologies, Inc. and FKA
                Distributing Co. d/b/a HoMedics,
                Inc., a Michigan corporation
                ("HoMedics")


10.25           Secured Promissory Note, dated               Incorporated by reference to
                May 9, 2003, in the principal                Exhibit 99.2 to the Registrant's
                amount of $2,400,000 payable to              8-K filed on May 15, 2003
                HoMedics

10.26           Secured Promissory Note, dated               Incorporated by reference to
                May 9, 2003, in the principal                Exhibit 99.4 to the Registrant's
                amount of $1,000,000 payable to              8-K filed on May 15, 2003
                HoMedics

10.27           Security Agreement dated May 9,              Incorporated by reference to
                2003, by and among Kronos Air                Exhibit 99.4 to the Registrant's
                Technologies, Inc. and HoMedics              8-K filed on May 15, 2003

10.28           Registration Rights Agreement,               Incorporated by reference to
                dated May 9, 2003, by and between            Exhibit 99.5 to the Registrant's
                Kronos and HoMedics                          8-K filed on May 15, 2003


10.29           Warrant No. 1 dated May 9, 2003,             Incorporated by reference to
                issued to HoMedics                           Exhibit 99.7 to the Registrant's
                                                             8-K filed on May 15, 2003

10.30           Warrant No. 2 dated May 9, 2003,             Incorporated by reference to
                issued to HoMedics                           Exhibit 99.7 to the Registrant's
                                                             8-K filed on May 15, 2003
                                                             2002

10.31           Consulting Agreement effective               Incorporated by reference to
                October 31, 2003, by and among Kronos        Exhibit 10.67 to the Registrant's
                Advanced Technologies, Inc.,                 Form 10-Q for the quarterly period
                Steven G. Martin and Joshua B. on            ended December 31, 2003 filed on
                Scheinfeld                                   February 17, 2004

10.32           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                Richard A. Papworth                          Form 10-Q for the quarterly period
                                                             ended March 31, 2004 filed on
                                                             May 17, 2004

10.33           Promissory Note by and among Kronos          Incorporated by reference to
                Advanced Technologies, Inc., and             Exhibit 10.67 to the Registrant's
                Daniel R. Dwight                             Form 10-Q for the quarterly period
                                                             ended March 31, 2004 filed on
                                                             May 17, 2004

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

10.37           Securities Purchase Agreement, dated         Incorporated by reference to
                October 15, 2004, by and between Kronos      Exhibit 99.5 to the Registrant's
                Advanced Technologies, Inc. and Cornell      Form 8-K filed on November 12, 2004
                Capital Partners, LP


10.38           Investor Registration Rights Agreement,      Incorporated by reference to
                dated October 15, 2004, by and between       Exhibit 99.6 to the Registrant's
                Kronos Advanced Technologies, Inc. and       Form 8-K filed on November 12, 2004
                Cornell Capital Partners, LP

10.39           Escrow Agreement, dated October 15, 2004,    Incorporated by reference to
                by and between Kronos Advanced               Exhibit 99.7 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form 8-K filed on November 12, 2004
                Partners, LP

10.40           First Amendment to Master Loan and           Incorporated by reference to
                Investment Agreement, dated October 25,      Exhibit 99.9 to the
                Registrant's 2004, by and among Kronos       Form 8-K filed on November 12, 2004
                Advanced Technologies, Inc., f/k/a TSET,
                Inc., a Nevada corporation, Kronos Air
                Technologies, Inc., a Nevada corporation
                and FKA Distributing Co. d/b/a HoMedics,
                Inc., a Michigan corporation

10.41           Secured Promissory Note, dated October       Incorporated by reference to
                25, 2004, payable to FKA Distributing        Exhibit 99.10 to the Registrant's
                Co., d/b/a HoMedics, Inc., a Michigan        Form 8-K filed on November 12, 2004
                corporation, in the principal amount of
                $925,000

10.42           Amended and Restated Warrant No. 1,          Incorporated by reference to
                dated October 25, 2004, issued to FKA        Exhibit 99.11 to the Registrant's
                Distributing Co. d/b/a HoMedics, Inc.        Form 8-K filed on November 12, 2004

10.43           Amended and Restated Warrant No. 2,          Incorporated by reference to
                dated October 25, 2004, issued to FKA        Exhibit 99.12 to the Registrant's
                Distributing Co. d/b/a HoMedics, Inc.        Form 8-K filed on November 12, 2004

10.44           Warrant No. 3, dated October 25, 2004,       Incorporated by reference to
                issued to FKA Distributing Co. d/b/a         Exhibit 99.13 to the Registrant's
                HoMedics, Inc.                               Form 8-K filed on November 12, 2004


10.45           Amended and Restated Registration Rights     Incorporated by reference to
                Agreement, dated October 25, 2004, by        Exhibit 99.14 to the Registrant's
                And between Kronos Advanced                  Form 8-K filed on November 12, 2004
                Technologies Inc., a Nevada corporation
                and FKA Distributing Co. d/b/a HoMedics,
                a Michigan corporation

10.46           Termination Agreement dated March 28,        Incorporated by reference to Exhibit
                2005, by and between Kronos Advanced         10.63 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP

10.47           Standby Equity Distribution Agreement,       Incorporated by reference to Exhibit
                dated April 13, 2005, by and between         10.64 to the Registrant's Form SB-2
                Kronos Advanced Technologies, Inc. and       filed on April 19, 2005
                Cornell Capital Partners, LP

10.48           Registration Rights Agreement, dated         Incorporated by reference to Exhibit
                April 13, 2005, by and between Kronos        10.65 to the Registrant's Form SB-2
                Advanced Technologies, Inc. and Cornell      filed on April 19, 2005
                Capital Partners, LP

10.49           Escrow Agreement, dated April 13, 2005,      Incorporated by reference to Exhibit
                by and between Kronos Advanced               10.66 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP

10.50           Placement Agent Agreement, dated April       Incorporated by reference to Exhibit
                13, 2005, by and between Kronos Advanced     10.67 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP


10.51           Form of Equity-Back Promissory Note in       Incorporated by reference to Exhibit
                the principal amount of $2,000,000 dated     10.68 to the Registrant's Form SB-2
                March 7, 2005 between Kronos Advanced        filed on April 19, 2005
                Technologies, Inc. and Cornell Capital
                Partners, LP

10.52           Form of Equity-Back Promissory Note in       Incorporated by reference to Exhibit
                the principal amount of $2,000,000 dated     10.59 to the Registrant's Form 10-KSB
                June 22, 2005 between Kronos Advanced        filed on September 28, 2005
                Technologies, Inc. and Cornell Capital
                Partners, LP


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





DATED:   February 14, 2006                  KRONOS ADVANCED TECHNOLOGIES, INC.

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