Form 10QSB
period 2006-03-31
KRONOS ADVANCED TECHNOLOGIES INC
filed 2006-05-15
CIK 1108248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       Or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from _____________ __, ____ to _____________ __, ____

                        Commission File Number: 000-30191

                       KRONOS ADVANCED TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)


                   Nevada                               87-0440410
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)


            494 Common Street, Suite 301, Belmont, MA          02478
         (Address of principal executive offices)            (Zip Code)

                                 (617) 993-9965
              (Registrant's telephone number, including area code)



  -------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 X Yes    __No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___   Accelerated filer ___    Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 __ Yes    X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 2006, there were 122,863,416 shares outstanding of the issuer's common stock.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our (unaudited) consolidated financial statements for the three and nine months ended March 31, 2006.


                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                             March 31,
                                               2006                 June 30,
Assets                                     (Unaudited)                2005
                                         ----------------       ----------------
Current Assets
 Cash                                    $       469,320        $     1,554,906
 Prepaids                                        103,388                263,490
                                         ----------------       ----------------
  Total Current Assets                           572,708              1,818,396
                                         ----------------       ----------------
Net Property and Equipment                         2,026                  2,627

Other Assets
 Intangibles                                   2,016,975              2,138,814
                                         ----------------       ----------------
  Total Other Assets                           2,016,975              2,138,814
                                         ----------------       ----------------
Total Assets                             $     2,591,709        $     3,959,837
                                         ================       ================

Liabilities and Stockholders' Deficit

Current Liabilities
 Accrued expenses and payables
  to directors and officers              $        69,372        $        28,837
 Accounts payable                                169,436                479,175
 Accrued expenses                                845,155                487,070
 Notes payable, current portion                2,240,000              4,028,131
 Notes payable to directors and
  officers                                       242,353                397,004
                                         ----------------       ----------------
  Total Current Liabilities                    3,566,316              5,420,217
                                         ----------------       ----------------
Long Term Liabilities
  Notes payable                                2,575,000              2,400,000
                                         ----------------      -----------------
  Total Long Term Liabilities                  2,575,000              2,400,000
                                         ----------------      -----------------

     Total Liabilities                         6,141,316              7,820,217
                                         ----------------      -----------------
Stockholders' Deficit
 Common stock, authorized
 500,000,000 shares of $0.001 par value
 Issued and outstanding - 116,904,499
 and 72,686,345, respectively                    116,904                 72,686
Capital in excess of par value                26,078,818             23,183,747
Accumulated deficit                          (29,745,329)           (27,116,813)
                                         ----------------       ----------------
  Total Stockholders' Deficit                 (3,549,607)            (3,860,380)
                                         ----------------       ----------------
  Total Liabilities and
   Stockholders' Deficit                 $     2,591,709         $    3,959,837
                                         ================       ================



The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                   Three months ended March 31,       Nine months ended March 31,
                                 -------------------------------     ------------------------------
                                    2006               2005              2006             2005
                                 ------------       ------------     ------------      ------------
                                 (Unaudited)         (Unaudited)      (Unaudited)       (Unaudited)
Sales                            $      -           $    48,928      $    37,500       $   430,379

Cost of sales                           -                41,549            8,449           375,397
                                 ------------       ------------     ------------      ------------
Gross Profit                            -                 7,379           29,051            54,982
                                 ------------       ------------     ------------      ------------

Selling, General and
 Administrative expenses
  Compensation and benefits          292,043            371,413          821,544           889,415
  Research and development            92,726             23,642          232,652            78,207
  Professional services              134,563            108,176          236,812            95,119
  Depreciation and amortization      133,861             98,931          473,451           297,206
  Insurance                           37,144             46,120          111,432           138,361
  Facilities                          22,429             23,859           69,024            67,792
  Other                               88,792             26,414          288,622           166,356
                                 ------------       ------------     ------------      ------------
 Selling, General and
  Administrative expenses            801,558            698,555        2,233,537         1,732,456
                                 ------------       ------------     ------------      ------------

Net Operating Loss                  (801,558)          (691,176)      (2,204,486)       (1,677,474)

Loss on Debt Restructuring              -                  -                -           (3,857,467)
Other Income                            -                 1,012             -                1,415
Interest Expense                    (120,956)          (117,168)        (424,030)         (411,324)
                                 ------------       ------------     ------------      ------------

Net Loss                         $  (922,514)       $  (807,332)     $(2,628,516)      $(5,944,850)
                                 ============       ============     ============      ============

Net Loss Per Share
 - Basic and diluted             $     (0.01)       $     (0.01)     $     (0.03)      $     (0.09)
                                 ============       ============     ============      ============

Weighted average
 shares outstanding
 - Basic and diluted             107,372,928         71,578,502       88,245,584        67,612,904
                                 ============       ============     ============      ============



The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                         For the nine months ended March 31,
                                         -----------------------------------
                                              2006               2005
                                           ------------       -------------
                                           (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss from operations                  $(2,628,516)       $ (5,944,850)
 Adjustments to reconcile net loss to
 net cash used in operations
  Depreciation and amortization                473,451             297,206
  Stock options granted for
   compensation/services                        79,290                -
  Accretion of note discount                      -                 92,965
  Loss on debt restructuring                      -              3,857,467
 Change In
  Accounts receivable                             -                 48,615
  Prepaid expenses and other assets              3,227              60,685
  Deferred revenue                                -                 (3,218)
  Accounts payable                            (269,204)           (193,863)
  Accrued expenses and other liabilities       358,085             126,599
                                           ------------       -------------
    Net cash Used in Operations             (1,983,667)         (1,658,394)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases on property & equipment              (2,100)               -
 Investment in patent protection              (172,036)            (54,134)
                                           ------------       -------------
Net cash Used in Investing Activities         (174,136)            (54,134)
                                           ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                    2,860,000           1,030,000
 Proceeds from short-term borrowings              -                100,000
 Repayments of short-term borrowings        (1,942,783)         (1,086,261)
 Proceeds from long-term borrowings            175,000           4,400,000
 Repayments from long-term borrowings             -             (2,400,000)
 Debt acquisition costs                        (20,000)           (212,500)
                                           ------------       -------------
Net cash Provided by Financing
 Activities                                  1,072,217           1,831,239
                                           ------------       -------------
NET (DECREASE) INCREASE IN CASH             (1,085,586)            118,711

CASH
 Beginning of period                         1,554,906              69,063
                                           ------------       -------------
 End of period                             $   469,320        $    187,774
                                           ============       =============
Supplemental schedule of non-cash
investing and financing activities:

Interest paid in cash                      $      -           $    111,359
                                           ============       =============

The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Kronos Advanced Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2006.

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

NOTE 2 - REALIZATION OF ASSETS AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the nine months ended March 31, 2006. In addition, the Company has used cash in rather than provided cash through its operations. The Company is currently using its resources to attempt to raise capital necessary to commercialize its technology and develop viable commercial products, and to provide for its working capital needs.

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

Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

EOL. In December 2005, Kronos executed a non-exclusive License Agreement with EOL, LLC, a Russian Federation corporation. Based in Korolev, Moscow Region, Russia, EOL will leverage the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices and space heaters in select Commonwealth of Independent States. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL will provide Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. Based on contractual milestones, EOL is required to: (i) complete initial product design by March 2006; (ii) complete initial product prototypes by June 2006; and (iii) make product available for customer purchase by September 2006. EOL plans to assemble the finished products in Russia from components supplied both locally and from contract manufacturers in China. The products will be marketed and distributed in Russia, Ukraine, Kazakhstan, Moldova and Byelorussia. In March 2006, EOL achieved the first milestone: initial design of a wall mounted air sterilizer for the health care market.

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

We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that is an efficient, high quality product which is cost effective and easy to operate. In March 2005, Kronos and HoMedics began expanding production development beyond the initial prototypes and initiated increased product testing to complete the product claims platform. In March and April 2005, Kronos modified the HoMedics design and ordered prototype production devices from Kronos' preferred vendors along with select components from a HoMedics preferred vendor. In August 2005, Kronos received initial shipment of products from its low cost, contract manufacturer in Mexico and China. In October 2005, Kronos completed internal testing of these products under a testing protocol co-developed by Kronos and HoMedics. In December 2005, HoMedics funded the Company a further $175,000 upon acceptance of Kronos testing results. In January 2006, HoMedics agreed to fund any further efforts required by Kronos in support of HoMedics effort to bring the consumer standalone air purifier to market.

Other Consumer Applications. During the quarter ended March 31, 2006, several leading global home appliance manufacturers initiated discussions with Kronos with an interest in using the Kronos technology for developing select consumer applications, including silent kitchen range hoods and vaporizers. With specific customer input, Kronos is designing and developing prototypes for additional customer demonstration and evaluation.

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

FAA Airline Cabin Environment Research Center of Excellence. In April 2006, Kronos was invited to serve as a member and an industrial partner in the Federal Aviation Administration's (FAA) Air Transportation Airliner Cabin Environment Research Center of Excellence (ACER CoE). In this capacity, Kronos will provide its real-time decontamination, air filtration, purification and technology expertise to evaluate and develop solutions that proactively address and improve cabin air quality. The program, led by the FAA, includes senior executives from aerospace equipment manufacturers and leading American universities.

Leading Automotive Manufacturer. In August 2005, Kronos extended its work into the transportation industry by signing a Prototype Development and Evaluation Agreement with a leading luxury automotive manufacturer. The Kronos product has been designed and produced to meet exacting customer standards for placement inside of automobile passenger cabins. We have completed initial customer specified testing. Based on successful testing with the customer, Kronos and the customer are preparing further testing protocols for the product. Based on additional product testing conducted at the customer's European facilities, the customer is assessing alternative applications for the Kronos technology.

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

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and its subsidiary for the periods in which the subsidiary was owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At March 31, 2006, we had only one subsidiary, Kronos Air Technologies, Inc.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At March 31, 2006 the cash balances held at financial institutions were in excess of federally insured limits.

Accounts Receivable. The Company provides an allowance for potential losses, if necessary, on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at March 31, 2006 and June 30, 2005. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible.

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

Recent Accounting Pronouncements:.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 4 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at March 31, 2006 and June 30, 2005 are as follows:


                                               March 31, 2006
                                                (Unaudited)     June 30, 2005
                                                -------------   -------------
Benefit from carryforward of capital and
 net operating losses                           $  6,792,930    $  6,091,927
Other temporary differences                          156,740         156,740
Less:
  Valuation allowance                             (6,949,670)     (6,248,667)
                                                -------------   -------------
Net deferred tax asset                          $          -    $          -
                                                =============   =============
The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:



                                                           March 31, 2006
                                                            (Unaudited)               June 30,2005
                                                   ---------------------------  ----------------------------
                                                                      % of                         % of
                                                        Amount    Pre-Tax Loss      Amount      Pre-Tax Loss
                                                   -------------  ------------  --------------  ------------
Benefit for income tax at federal statutory rate   $    893,694         34.0 %  $   2,411,998          34.0%
Benefit for income tax at state statutory rate           52,570          2.0 %        141,882           2.0%
Non-deductible expenses                                (245,262)        (9.3)%     (1,303,036)       (18.4)%
Increase in valuation allowance                        (701,003)       (26.7)%     (1,250,844)       (17.6)%
                                                   -------------  ------------  --------------  ------------
                                                   $       -              0.0%  $        -              0.0%
                                                   =============  ============  ==============  ============

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At March 31, 2006, for Federal income tax and alternative minimum tax reporting purposes, the Company has approximately $16.9 million of unused Federal net operating losses, $2.3 million of capital losses and $11.8 million of unused State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years between 2006 and 2026 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 5 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Company licenses, manufactures and distributes air movement and purification devices utilizing the Kronos technology. For the three and nine months ended March 31, 2006 and the fiscal year ended June 30, 2005 the Company operated only in the U.S.

NOTE 6 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 107,372,928 and 88,245,584 for the three and nine months ended March 31, 2006 and 71,578,502 and 67,612,904 for the three and nine months ended March 31, 2005, respectively.

As of March 31, 2006, there were outstanding options to purchase 17,287,663 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of March 31, 2005, there were outstanding options and warrants to purchase 12,813,812 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 7 - NOTES PAYABLE

The Company had the following obligations as of March 31, 2006 and June 30, 2004,


                                         March 31, 2006
                                           (Unaudited)         June 30, 2005
                                        ---------------       ---------------
 Obligations to Cornell Capital(1)      $    2,240,000        $    4,000,000
 Obligation to HoMedics (2)                  2,575,000             2,400,000
 Obligation to current employees (3)           242,353               397,004
 Obligation for finance leases (4)                 -                  28,131
                                         --------------        ---------------
                                             5,057,353             6,825,135
Less:
 Current portion                             2,482,353             4,425,135
                                        ---------------       ---------------
 Total long term obligations net of
     current portion                    $    2,575,000        $    2,400,000
                                        ===============       ===============
(1) These notes have a one year term and bear interest at 12% with weekly payments.

(2) This note has a 5 year term and bears interest at 6% with no payments required until the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or February 1, 2007. This note along with an obligation by HoMedics to provide Kronos with an additional $750,000 in debt financing was issued along with warrants for the purchase of 40 million shares of the Company's common stock.

(3) These notes bear interest at the rate of 12%. They represent obligation to current employees of the Company, which are due and payable in full.

(4) See Note 8 below.

NOTE 8 - CAPITAL LEASES

The Company entered into a capital lease for the purpose of purchasing equipment used in the research and product development center. Certain Officers of the Company personally guaranteed the capital lease if the Company does not fulfill its terms of the lease obligations. The leases were for 36 months and contained bargain purchase provisions so that the Company could purchase the equipment at the end of each lease. As of March 31, 2006, the Company satisfied its obligations under the terms of the lease agreements.

Of the equipment that was purchased using capital leases, $10,650 was capitalized and the remaining $65,782 was expensed through research and development and cost of sales. In the three and nine months ended March 31, 2006, the Company paid $9,970 and $28,131 in principal and $382 and $3,120 in interest on capital leases, respectively. In the three and nine months ended March 31, 2005, the Company paid $6,047 and $22,016 in principal and $1,745 and $6,744 in interest on capital leases, respectively.

NOTE 9 - CONSULTING AGREEMENTS

On October 31, 2003, the Company entered into a 10-month consulting agreement with Joshua B. Scheinfeld and Steven G. Martin, principals of Fusion Capital, for consulting services with respect to operations, executive employment issues, employee staffing, strategy, capital structure and other matters as specified from time to time. As consideration for their services, the Company issued 360,000 shares of its common stock. In accordance with EITF 96-18, the measurement date was established as the contract date of October 31, 2003 as the share grant was non-forfeitable and fully vested on that date. The stock was valued on that date at $0.22 a share (the closing price for the Company's common stock on the measurement date). The stock issuance has been recorded as a prepaid consulting fee and was amortized to Professional Fee Expense ratably over the ten month term of the contract. Under this contract, expenses of $12,586 were recorded for the three and nine months ended March 31, 2005.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two Promissory Notes, which was funded as follows: $2 million upon the filing of an SB-2 Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next fifteen months. In July 2005, Cornell Capital Partners suspended until further notice weekly repayments of the Kronos Promissory Note dated June 21, 2005. As of March 31, 2006, Kronos has received $5.7 million in funding under these agreements and has repaid $1,760,000 of principal on the Promissory Notes.

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. In December 2005, $175,000 was funded upon completion of Kronos testing of products under a testing protocol co-developed by Kronos and HoMedics. An additional $750,000 will be paid to Kronos upon Kronos achieving two milestones (i) $250,000 shall be funded upon obtaining tooling of the current prototype configuration and device testing and performing to HoMedics' specifications, and (ii) $500,000 shall be funded upon the initial sale of Kronos-based air purifiers by HoMedics. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2,400,000 in secured debt financing, which had been scheduled to begin in August 2004, will be due the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. The maturity date of the $2,400,000 in debt has been extended from May 2008 to October of 2009; the maturity date on the $925,000 will also be October 2009. The interest rate will remain at 6% for the $2,400,000 in debt; the rate will also be 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. In connection with the October 2004 agreements, Kronos issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock. As a result of this debt restructuring, the Company recognized a loss of $3,857,467 during the fiscal year ended June 30, 2005. This loss represented the reacquisition price less the net carrying value of the debt restructuring. The reacquisition price is made up of $2,400,000 which is the amount of the new debt and $3,361,161 which represents the value of the warrants using the Black-Scholes method. The net carrying value is the $2,400,000 which is the old debt less the unamortized debt discount of $496,296.

Daniel R. Dwight, President and Chief Executive Officer, and the Company entered into an Employment agreement effective as of November 15, 2001. The initial term of Mr. Dwight's Employment Agreement was for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Dwight provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. The Board of Directors renewed Mr. Dwight's Employment Agreement on August 13, 2003 and again on August 15, 2004 and August 15, 2005. Mr. Dwight's Employment Agreement provides for base cash compensation of $180,000 per year. In April 2006, Mr. Dwight's contract was amended for a base compensation increase to $225,000. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. In addition, Kronos granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. Mr. Dwight will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

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

NOTE 11 - SUBSEQUENT EVENTS

In April 2006, Kronos issued 4,488,330 shares of common stock for $250,000 to Cornell under the terms of our Standby Equity Distribution Agreement. The proceeds were used to make payments on the Promissory Note dated March 7, 2005 and to increase the Company's cash reserves.

In April 2006, the Company paid off in full all its outstanding capital leases that had been entered into for the purpose of purchasing equipment used in the research and product development center.

In April 2006, Kronos was invited to serve as a member and an industrial partner in the Federal Aviation Administration's (FAA) Air Transportation Airliner Cabin Environment Research Center of Excellence (ACER CoE). In this capacity, Kronos will provide its real-time decontamination, air filtration, purification and technology expertise to evaluate and develop solutions that proactively address and improve cabin air quality. The program, led by the FAA, includes senior executives from aerospace equipment manufacturers and leading American universities.

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

Technology Description and Benefits

The proprietary Kronos technology involves the management of corona discharge by applying of high voltage management across paired electrical grids to create an ion exchange. Applications for efficient high voltage management, efficient corona discharge and ion exchange include but are not limited to:

     o    air movement, including dielectric fluid movement and propulsion;
     o air purification, including particulate removal, biohazard destruction, chemical and industrial gas treatment, and odor removal;
     o temperature and environmental management, including space heating and cooling;
     o    microchip, MEMS and other electronics devices and components cooling;
     o air management, including sorting and separation of air streams by particle content;
     o sound generation, including high fidelity sound recreation and active noise cancellation;
     o high voltage management, including development of high voltage power supplies and control of energy surges and electrical discharges;
     o control of water and moisture content in air streams, including dehumidification and humidification; and
     o water treatment, including water purification, ionization and water desalination.

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

Although no commercial products using the Kronos technology have been sold to date, in March 2005, the Company and its strategic consumer products partner, HoMedics, expanded production beyond the initial prototypes and increased product testing to complete the product claims platform. In August 2005, Kronos received initial shipment of products from its low cost, contract manufacturers in Mexico and China. In October 2005, Kronos completed internal testing of these products under a testing protocol co-developed by Kronos and HoMedics. In December 2005, Kronos shipped a prototype device designed and built under specific customer specifications to a leading auto manufacturer for their testing and evaluation and prepared for shipment (awaiting customer documentation) a prototype device designed and built under specific customer specifications to a leading business jet manufacturer. Further in December 2005, the Company executed a non-exclusive license agreement with EOL, LLC, a Russian Federation company, for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States, and shipped products to additional commercial customers for testing and evaluation of the purification capability of the Kronos technology in residential, commercial and industrial environments.

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

We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that is an efficient, high quality product which is cost effective and easy to operate. In March 2005, Kronos and HoMedics began expanding production development beyond the initial prototypes and initiated increased product testing to complete the product claims platform. In March and April 2005, Kronos modified the HoMedics design and ordered prototype production devices from Kronos' preferred vendor along with select components from HoMedics preferred vendors. In August 2005, Kronos received initial shipment of products from its low cost, contract manufacturer in Mexico and China. In October 2005, Kronos completed internal testing of these products under a testing protocol co-developed by Kronos and HoMedics. In December 2005, HoMedics funded the Company a further $175,000 upon acceptance of Kronos testing results. In February 2006, HoMedics agreed to fund any further efforts required by Kronos in support of HoMedics effort to bring the consumer standalone air purifier to market.

Commercial and Other Standalone Products. Utilizing our recently expanded product development resources, Kronos completed the initial design, development and production of a series of small multifunctional devices that can be used as kitchen range hoods, space heaters, vaporizers, disinfectors, deodorizers and/or fans. Based on the proprietary Kronos technology, these devices are currently undergoing testing and evaluation. Kronos has been meeting with potential strategic partners for manufacturing, marketing, selling and distributing these Kronos-based products.

In December 2005, Kronos executed a non-exclusive License Agreement with EOL, LLC, a Russian Federation corporation. Based in Korolev, Moscow Region, Russia, EOL will leverage the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices and space heaters in select Commonwealth of Independent States. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL will provide Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. Based on contractual milestones, EOL is required to: (i) complete initial product design by March 2006; (ii) complete initial product prototypes by June 2006; and
(iii) make product available for customer purchase by September 2006. EOL plans to assemble the finished products in Russia from components supplied both locally and from contract manufacturers in China. The products will be marketed and distributed in Russia, Ukraine, Kazakhstan, Moldova and Byelorussia. In March 2006, EOL achieved the first milestone: initial design of a wall mounted air sterilizer for the health care market.

                                Embedded Platform

Residential Products. In May 2005, Kronos initiated a strategic relationship with IKEA of Sweden. In September 2005, Kronos shipped its initial prototype device to IKEA for testing and evaluation. In March 2006, the customer decided not to proceed further at this time with implementation of a new technology solution. Following on this effort by Kronos during the quarter ended March 31, 2006, several leading global home appliance manufacturers initiated discussions with Kronos with an interest in using the Kronos technology for developing select residential applications, including silent kitchen range hoods. With specific customer input, Kronos is designing and developing prototypes for additional customer demonstration and evaluation.

Military Products. The U. S. Department of Defense and Department of Energy have provided Kronos with various grants and contracts to develop, test and evaluate the Kronos technology for embedded applications.

U.S. Navy SBIR Contracts. In November 2002, the U. S. Navy awarded Kronos a Small Business Innovation Research Phase II contract worth $580,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. It is intended that the Kronos devices developed under this contract will be embedded in existing HVAC systems in order to move air more efficiently than traditional, fan-based technology. During Phase II, Kronos developed and produced a fully controlled device that represents a "cell" of an advanced distributive air management system with medium capacity airflow in a U. S. Navy unique environment. The "cell" has been designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships. In May 2005, Kronos shipped the device to Northrop Grumman for testing and evaluation. Based on the success of these initial tests, Northrop Grumman requested additional modifications and improvements to the device. Northrop Grumman is scheduling further testing. As of March 31, 2006, the U. S. Navy had provided Kronos with $580,000 in funding for this effort.

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

In August 2005, Kronos extended its work into the transportation industry by signing a Prototype Development and Evaluation Agreement with a leading luxury automotive manufacturer. According to various industry reports, the amount of time Americans have spent in their cars has risen 236 percent since 1982 (with one report from Time Magazine noting an average motorist will spend more than 5 years stuck in traffic alone), providing optimum air circulation in automobiles is not only a comfort factor, but can also be a critical means of improving air quality and helping to prevent viruses and allergens that may otherwise accumulate in filtration systems. The Kronos product has been designed and manufactured to meet exacting customer standards for placement inside of automobile passenger cabins. The customer is evaluating various potential applications for the technology.

In April 2006, Kronos was invited to serve as a member and an industrial partner in the Federal Aviation Administration's (FAA) Air Transportation Airliner Cabin Environment Research Center of Excellence (ACER CoE). In this capacity, Kronos will provide its real-time decontamination, air filtration, purification and technology expertise to evaluate and develop solutions that proactively address and improve cabin air quality. The program, led by the FAA, includes senior executives from aerospace equipment manufacturers and leading American universities.

Microelectronics Cooling Products. In December 2004, Kronos and the University of Washington were awarded funding for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center ("WTC"). The objective of the project is to develop a novel energy-efficient heat transfer technology for cooling microelectronics. Thermal management for microelectronics and MEMS systems is a challenge. Existing cooling devices aren't meeting increasing needs for energy consumption and heat dissipation. Kronos air handling technology is an emerging technology that uses an electric field to exert force on ionized gas. Kronos is attempting to develop an improved microchip air handling system that is smaller in size, has high speed airflow, allows more targeted delivery of cooling to areas of highest heat and is compatible with current processes. WTC will contribute $40,000 to the project, with Kronos contributing $8,000, plus $32,000 in in-kind services, including use of the Kronos Research and Product Development Facility. During the quarter ended March 31, 2006, Kronos and the University of Washington continued research into development of an energy-efficient heat transfer technology for cooling microelectronics and initiated fabrication of a prototype product based on the proprietary Kronos technology. In January 2006, Kronos and the University of Washington conducted a successful bench scale demonstration of micron cooling of a MEMS chip.

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

Kronos intends to continue to aggressively file patent applications in the U.S. and internationally. A number of additional patent applications have been filed for, among other things, the control and management of electrostatic fluid acceleration. These additional patent applications are either being examined or are awaiting examination by the Patent Office.

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

RESULTS OF OPERATIONS

Consolidated Statement of Operations For the Quarter Ended March 31, 2006.

Our net loss for the nine months ended March 31, 2006 was $2,628,516 compared with a net loss of $5,944,850 for the corresponding period of the prior year. The decrease in the net loss for the nine months ended March 31, 2006, as compared to the prior year, was principally the result of a $3,857,467 loss on debt incurred during the nine months ended March 31, 2005 and a $501,081 or 29% increase in selling, general and administrative expenses.

Revenue. Revenues are generated through sales of services for design and development of Kronos devices by Kronos Air Technologies, Inc. Revenues for the nine months ended March 31, 2006 were $37,500 compared with $430,379 in the prior year. Revenues for the nine months ended were from fees associated with our prototype development and acquisition agreement with a luxury automotive manufacturer and our new licensing partner in Russia. Revenues for the nine months ended March 31, 2005 were primarily from our U. S. Navy SBIR Phase II and
U. S. Army SBIR Phase II contracts.

Cost of Sales. Cost of sales for the nine months ended March 31, 2006 was $8,449 (or 23% of sales) compared with $375,397 (or 87%) for the prior year. Cost of sales for the nine months ended March 31, 2006 were primarily labor associated with our prototype development and acquisition agreement with a luxury automotive manufacturer. Cost of sales for the nine months ended March 31, 2005 were primarily development costs associated with our U. S. Navy SBIR and U. S. Army SBIR contracts.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the nine months ended March 31, 2006 increased $501,081 from the corresponding period of the prior year to $2,233,537. The increase was principally the result of a $176,245 increase in amortization and depreciation as a result of the increase in the amortization of capitalized patent costs and Cornell Capital funding costs; $154,445 increase in research and development costs associated with developing new applications for the Kronos technology; and a $141,693 increase in professional services as a result of the Company's increase in costs for investor and press relations activities and legal costs associated with licensing and development agreements with new strategic partners.

Interest expense. Interest expense for the nine months ended March 31, 2006 was $424,030 compared to $411,324 for the corresponding period of the prior year.

Consolidated Balance Sheet as of March 31, 2006

Our total assets at March 31, 2006 were $2,591,709 compared with $3,959,837 at June 30, 2005. Total assets at March 31, 2006 and June 30, 2005 were comprised primarily of $2,016,975 and $2,138,814, respectively, of patents/intellectual property and $469,320 and $1,554,906, respectively, of cash. Total current assets at March 31, 2006 and June 30, 2005 were $572,708 and $1,818,396, respectively, while total current liabilities for those same periods were $3,566,316 and $5,420,217, respectively, creating a working capital deficit of $2,993,608 and $3,601,821 at each respective period end. This working capital deficit is primarily due to short term borrowings from Cornell Capital Partners.

Stockholders' deficit as of March 31, 2006 was ($3,549,607). The sale and issuance of common stock for cash ($2,860,000) and the issuance of options for services ($79,290) was partially offset by a $2,628,516 net loss for the nine months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt and customer contracts for research and product development to finance our operations.

In October 2004, Kronos entered into agreements for up to $20,500,000 in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4,000,000 pursuant to two Promissory Notes, which have been funded as follows: $2,000,000 upon the filing an SB-2 Registration Statement and $2,000,000 upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20,000,000 of funding which Kronos has the option to drawdown against in increments as large as $1,500,000 over the next fifteen months. As of June 30, 2005, Kronos had received $4,500,000 in funding under these agreements. In July 2005, Cornell Capital Partners suspended until further notice weekly repayments of the Kronos Promissory Note dated June 21, 2005 and suspended for one month weekly repayments of the Kronos Promissory Note dated March 7, 2005. In September 2005, Cornell Capital Partners suspended for one month weekly repayments of the Kronos Promissory Note dated March 7, 2005. As of March 31, 2006, Kronos has received $5,725,000 in funding under these agreements and has repaid $1,760,000 of principal on the Promissory Notes.

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. In December 2005, $175,000 was funded upon completion of Kronos testing of products under a testing protocol co-developed by Kronos and HoMedics. An additional $750,000 will be paid to Kronos upon Kronos achieving two milestones (i) $250,000 shall be funded upon obtaining tooling of the current prototype configuration and device testing and performing to HoMedics' specifications, and (ii) $500,000 shall be funded upon the initial sale of Kronos-based air purifiers by HoMedics. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2,400,000 in secured debt financing, which had been scheduled to begin in August 2004, will be due the earlier of Kronos receipt of royalty payments from HoMedics sale of Kronos-based air purification products or two years. The maturity date of the $2,400,000 in debt has been extended from May 2008 to October of 2009; the maturity date on the $925,000 will also be October 2009. The interest rate will remain at 6% for the $2,400,000 in debt; the rate will also be 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis.

Net cash flow used in operating activities was $1,983,667 for the nine months ended March 31, 2006. We were able to satisfy most of our cash requirements for this period from the proceeds of the $4,000,000 Promissory Notes with Cornell Capital Partners and from the incremental $175,000 in debt financing from our strategic partner, HoMedics, Inc.

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

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net loss of $2.6 million for the nine months ended March 31, 2006. We incurred a net loss of $7.1 million for the fiscal year ended June 30, 2005. As a result, at March 31, 2006 and June 30, 2005, we had an accumulated deficit of $29.7 million and $27.1 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of debt. We expect that our revenues and cash flows from operations may not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos technologies. No assurances can be given that we will be able to successfully commercialize our Kronos technologies or that we will ever be profitable.

We will require significant additional financing to sustain our operations and without it we will not be able to continue operations.

At March 31, 2006 and June 30, 2005, we had working capital deficits of $3.0 million and $3.6 million, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2005, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the nine months ended March 31, 2006 and the fiscal year ended June 30, 2005, we had an operating cash flow deficit of $2.6 million and $1.8 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

If sufficient financing from HoMedics and /or Cornell Capital Partners were to be unavailable and if we are unable to commercialize and sell our products or technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the HoMedics senior debt agreement and / or the Cornell Capital Standby Equity Distribution Agreement, we may still need additional capital to fully implement our business, operating and development plans. At March 31, 2006 and June 30, 2005, we had a cash balance of $469,320 and $1,554,906, respectively. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.

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

Our net intangible assets of approximately $2.0 million as of March 31, 2006 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003. Intangible assets comprise 78% of our total assets as of March 31, 2006. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's first fiscal quarter ended March 31, 2006, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting during the fiscal quarter ended March 31, 2006, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-QSB.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2006, we issued 50,177,071 shares of Kronos common stock to Cornell Capital Partners under our Standby Equity Distribution Agreement. The proceeds from the issuance of these shares were used to repay $1,760,000 of debt and to increase the Company's cash reserves by $1,100,000.

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


10.29           Warrant No. 1 dated May 9, 2003,             Incorporated by reference to
                issued to HoMedics                           Exhibit 99.7 to the Registrant's
                                                             8-K filed on May 15, 2003

10.30           Warrant No. 2 dated May 9, 2003,             Incorporated by reference to
                issued to HoMedics                           Exhibit 99.7 to the Registrant's
                                                             8-K filed on May 15, 2003
                                                             2002

10.31           Consulting Agreement effective               Incorporated by reference to
                October 31, 2003, by and among Kronos        Exhibit 10.67 to the Registrant's
                Advanced Technologies, Inc.,                 Form 10-Q for the quarterly period
                Steven G. Martin and Joshua B. on            ended March 31, 2003 filed on
                Scheinfeld                                   February 17, 2004

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

32.1            Certification by Chief Executive Officer      Provided herewith
                pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

32.2            Certification by Princiapl Financial          Provided herewith
                Officer pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATED:   May 15, 2006                  KRONOS ADVANCED TECHNOLOGIES, INC.

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