Form 10KSB
period 2006-06-30
KRONOS ADVANCED TECHNOLOGIES INC
filed 2006-09-28
CIK 1108248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                     For the fiscal year ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

           For the transition period from ___________ to ____________

              Commission file number ______________________________

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)


         NEVADA                                87-0440410
         ------                                ----------
  (State or Other Jurisdiction              (I.R.S. Employer
of Incorporation or Organization)         Identification Number)

           464 COMMON STREET, SUITE 301, BELMONT, MASSACHUSETTS 02478
                    (Address of Principal Executive Offices)

                    Issuer's telephone number (617) 993-9965


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
COMMON STOCK, PAR VALUE $0.001         _________________________________________
PER SHARE
Securities registered under Section 12(g) of the Exchange Act:

________________________________________________________________________________
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for in the past 90 days. Yes X No [ ]

         Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No X

         State issuer's revenues for its most recent fiscal year. $219,369

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person if an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No X

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Registrant had 161,543,898 shares of Common Stock, par value $0.001 per share, outstanding on September 26, 2006.


                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes _____; No X

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

BUSINESS STRATEGY

Kronos Advanced Technologies, Inc. is an application development and licensing company that has developed and patented technology that fundamentally changes the way air is moved, filtered and sterilized. Kronos is pursuing commercialization of its proprietary technology in a limited number of markets; and if we are successful, we intend to enter additional markets in the future. Eleven of the Company's U.S. patent applications and two of its international patent applications have been allowed for issuance. To date, our ability to execute our strategy has been restricted by our limited amount of capital.

Kronos is focused on prioritizing the Company's limited resources on developing and licensing Kronos' proprietary technology for air movement and purification applications to address the indoor air quality market. The Kronos technology has numerous valuable characteristics for applications in the indoor air quality market, including moving air and gases at high velocities while filtering odors, smoke and particulates and sterilizing air from bacteria and virus contamination. A number of the scientific claims of the Kronos technology have been tested by the U. S. and foreign governments, multi-national companies and independent testing facilities.

Although no commercial products using the Kronos technology have been sold to date, the Company has begun establishing strategic relationships with select companies both domestically and internationally for standalone and embedded applications of our proprietary technology:

     Standalone Platform:

     o Residential Products - Between March 2005 and October 2005, the Company (i) expanded production beyond its initial standalone residential air purification prototypes, (ii) increased product testing to complete the product claims platform, (iii) received initial shipment of sample products from its low cost, contract manufacturers in Mexico and China, and (iv) completed internal testing of these products under a testing protocol co-developed by Kronos and a former strategic partner;


          In September 2006, the Company sent a notice of termination of its license agreement with HoMedics USA, Inc. HoMedics has indicated that it does not recognize Kronos' termination of the License Agreement as valid. HoMedics has requested an amicable and expedient resolution of the parties' differences. The outcome of this matter cannot be determined at this time.

     o Health Care Products - In December 2005, the Company executed a non-exclusive license agreement with EOL, LLC, a Russian Federation company, for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States;

     o Commercial and Other Standalone Products - During the year, Kronos completed the initial design and development of space heaters and vaporizers, which are undergoing evaluation by potential strategic partners.

      Embedded Platform:

     o Commercial Products - In June 2006, the Company executed its first license for embedded applications of Kronos technology with DESA, LLC. The agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters;

     o Residential Products - During the second half of the year, several leading global home appliance manufacturers initiated discussions with Kronos for developing select residential applications of our technology, including silent kitchen range hoods. Kronos developed initial prototype range hoods for customer demonstration. In August 2006, a global appliance manufacturer requested a second prototype be designed and built to their specifications for which the customer has agreed to provide a limited amount of development funding;

     o Transportation Products - In December 2005, Kronos shipped a prototype device designed and built under specific customer specifications to a leading auto manufacturer for their testing and evaluation;

     o Microelectronics Products - In June 2006, the Washington Technology Center awarded the Company in conjunction with the University of Washington and Intel Corporation continued funding for a research and development project based on a novel cooling system for microelectronics and computer chips;

     o Military Products - During the year, the Company completed work on its contract with the U.S. Army for designing and developing electrostatic dehumidifiers and shipped product developed under contract with the U.S. Navy to Northrop Grumman for further testing and evaluation.

Technology Description and Benefits


The proprietary Kronos technology involves the management of corona discharge by applying high voltage management across paired electrical grids to create an ion exchange. Applications for efficient high voltage management, efficient corona discharge and ion exchange include but are not limited to:

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

Independent Testing - Product Claims Platform


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

     Sterilization Testing Results:

     o    Disinfection Research Institute Sterilization Laboratory in Moscow:

          - completely disinfected a room contaminated with Bacteriophage - a microorganism which lives in the E. Coli bacteria. Bacteriophage is widely used in virus testing because the microorganism's biological structure and size share many functional similarities with a wide range of viruses; and

          - 100% decontamination of room infected with bacteria (Staphylococcus aureus strain 906 (S. aureus) and Bacillus cereus strain 96 (B. cereus) - (S. aureus) is a known cause of hospital-acquired infections, including skin lesions such as boils and furunculosis and more serious infections such as pneumonia and meningitis;

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


Kronos' focus is on the first four of these market segments which are described in more detail below:

     o Air Movement and Purification - Indoor air pollution, including sick building syndrome, second hand cigarette smoke and various bacterial and viral contaminants , is primarily caused by inadequate ventilation, chemical contaminants from indoor and outdoor sources and biological contaminants. There is also a demand for smaller devices that move, heat and deodorize the indoor air stream. The addressable air movement and purification segment is made up of four principal target markets: (1) residential, (2) health care, (3) hospitality and
          (4) commercial.

     o Air Purification for Unique Spaces - Electronics, semiconductor, pharmaceutical, aerospace, medical and many other producers depend on clean room technology. As products such as electronic devices become smaller, the chance of contamination in manufacturing becomes higher. For pharmaceutical companies, clean, safe and contaminant-free products are imperative to manufacturing and distributing a viable product. Other potential applications for the Kronos technology include closed environments such as automobiles, aircraft, cruise ships and other transportation modes that require people to breathe contaminated, re-circulated air for extended periods.

     o Embedded Cooling - Heat generation is becoming a major bottleneck in high density electronics. We believe that the embedded cooling market segment offers Kronos a near term opportunity to develop an alternative to fans for air movement and cooling inside of personal computers , servers and medical diagnostic equipment and a long term opportunity to develop micro channel cooling solutions for future generation microchips.

     o Specialized Military - Military personnel face the worst of all possible worlds: indoor air pollution, often in very confined spaces for extended periods, combined with the threat of biological warfare, nuclear fallout, and other foreign elements. We believe that the military market segment offers Kronos a unique opportunity to leverage the technical and funding resources of the U. S. military to expand Kronos' ability to develop and produce Kronos-based air movers and purifiers for applications that require these products to be embedded into ventilation systems to address the needs of military personnel.

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

Technology Application and Product Development

To best serve Kronos' targeted market segments, our Company is developing specific product applications across two distinct product application platforms. A Kronos device can be either used as a standalone product or can be embedded. Standalone products are self-contained and only require the user to plug the Kronos device into a wall outlet to obtain air movement and filtration for their home, office or hotel room. Embedded applications of the Kronos technology require the technology be added into another system such as a building ventilation system for more efficient air movement and filtration or into an electrical device such as computer or medical equipment to replace the cooling fan or heat sink.

                               Standalone Platform

Residential Products. In October 2002, Kronos and HoMedics executed a Licensing Agreement granting HoMedics certain rights with respect to the distribution of the Kronos proprietary technology to the consumer. The agreement provided for exclusive North American, Australian and New Zealand retail distribution rights for next generation consumer air movement and purification products based on the patented Kronos technology. In September 2006, the Company sent a notice of termination of its license agreement with HoMedics USA, Inc. HoMedics has indicated that it does not recognize Kronos' termination of the License Agreement as valid. HoMedics has requested an amicable and expedient resolution of the parties' differences. The outcome of this matter cannot be determined at this time.

We believe the Company has successfully completed the development of a Kronos-based consumer standalone air purifier that is an efficient, high quality product which is cost effective and easy to operate. The Company intends to seek one or more strategic partners to manufacturer, market and distribute Kronos based residential air purifiers.

Health Care Products. In December 2005, Kronos executed a non-exclusive License Agreement with EOL, LLC, a Russian Federation corporation. Based in Korolyov, Moscow Region, Russia, EOL will leverage the Kronos technology to produce, market, and distribute Kronos commercial air purification and bacteriological and virus destruction devices in select Commonwealth of Independent States for the health care market. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL will provide Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. Based on contractual milestones, EOL is required to: (i) complete initial product design by March 2006; (ii) complete initial product prototypes by June 2006; and (iii) make initial product available for customer purchase by September 2006. EOL plans to assemble the finished products in Russia from components supplied both locally and from contract manufacturers in China. The products will be marketed and distributed in Russia, Ukraine, Kazakhstan, Moldova and Byelorussia. In March 2006, EOL achieved the first milestone: initial design of a wall mounted air sterilizer for the health care market. In June 2006, EOL achieved the second milestone: completion of the initial product prototypes. In August 2006, the Russian Research Institute of Medical Equipment began the process for product certification of the EOL device for use in medical facilities.


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

                                Embedded Platform

Commercial Products. In June 2006, the Company executed a License Agreement with DESA IP, LLC, a wholly owned subsidiary of DESA LLC. DESA is a global provider of hearth, heating and zone comfort products. DESA is the first U.S. company to license the Kronos technology for embedded applications, which represents another step forward in the commercialization and globalization of Kronos' proprietary air movement, filtration and decontamination technology. This License Agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. DESA will be seeking to take advantage of the silence, energy efficiency and, in select applications, air filtration benefits of the Kronos technology. DESA has the rights to distribute these products across thirty-four countries in North America, Europe and the former Eastern Block region.


In addition, Kronos has developed an air filtration and purification mechanism capable of performing to HEPA quality standards, while eliminating bacteria and viruses. We believe that Kronos devices could replace current HEPA filters with a permanent, easily cleaned, low-cost solution. Among the technical advantages of the Kronos technology over HEPA filters is the ability of the Kronos-based devices to eliminate the energy burden on air handling systems, which must generate high levels of backpressure necessary to move air through HEPA-based systems. Kronos-based devices enhance the air flow while providing better than HEPA level filtration and purification. Kronos is seeking one or more strategic partners to commercial, market and distribute Kronos based commercial embedded air filtration and purification devices.


Residential Products. During the second half of fiscal 2006, several leading global home appliance manufacturers initiated discussions with Kronos with an interest in using the Kronos technology for developing select residential applications, including silent kitchen range hoods. With specific customer input, Kronos has designed and developed initial prototype range hoods for additional customer demonstration and evaluation. In August 2006, a leading global appliance manufacturer requested a second prototype be designed and built to their specifications for further evaluation. The customer has agreed to provide a limited amount of development of funding for this project.

Military Products. The U. S. Department of Defense has provided Kronos with various grants and contracts to develop, test and evaluate the Kronos technology for embedded applications.

U.S. Navy SBIR Contracts. In November 2002, the U. S. Navy awarded Kronos a Small Business Innovation Research Phase II contract worth $580,000. The Phase II contract (commercialization phase) was an extension of the Phase I and the Phase I Option work that began in 2001. During Phase II, Kronos developed and produced a fully controlled device that represents a "cell" of an advanced distributive air management system with medium capacity airflow in a U. S. Navy unique environment. The "cell" has been designed to be easily adjustable to a variety of parameters such as duct size, airflow requirements, and air quality. The goal of this development work is to significantly reduce or replace altogether the current HVAC air handling systems on naval ships. In May 2005, Kronos shipped the device to Northrop Grumman for testing and evaluation. Based on the success of these initial tests, Northrop Grumman requested additional modifications and improvements to the device. Northrop Grumman is scheduling further testing. As of June 30, 2006, the U. S. Navy had provided Kronos with $580,000 in funding for this effort.

U.S. Army SBIR Contracts. In August 2003, Kronos was awarded the option on its
U. S. Army Small Business Innovation Research Phase I contract bringing the value of the Phase I contract award to $120,000. In October 2003, the U.S. Army awarded Kronos the Small Business Innovation Research Phase II contract to develop Kronos' proprietary Electrostatic Dehumidification Technology ("EDT"). In February 2005, because the Army's focus was on researching a specific aspect of using an electrostatic process for dehumidification and did not share Kronos' vision for a broader application for using the unique aspects of EDT for dehumidification, the Army decided not to pursue their Phase II option. Kronos believes EDT is a viable solution for commercial dehumidification and will seek one or more commercial partners to work with us to exploit the benefits of EDT. As of June 30, 2006, the U. S. Army had provided Kronos with $392,000 in funding for this effort under the Phase II contract.


Transportation Products. In April 2006, Kronos was invited to serve as a member and an industrial partner in the Federal Aviation Administration's (FAA) Air Transportation Airliner Cabin Environment Research Center of Excellence (ACER
CoE). In this capacity, Kronos will provide its real-time decontamination, air filtration, purification and technology expertise to evaluate and develop solutions that proactively address and improve cabin air quality. The program, led by the FAA, includes senior executives from aerospace equipment manufacturers and leading American universities.

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

Microelectronics Cooling Products. In December 2004, Kronos and the University of Washington were awarded a Phase I grant for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center ("WTC"). The objective of the project is to develop a novel energy-efficient heat transfer technology for cooling microelectronics. In January 2006, Kronos and the University of Washington conducted a successful bench scale demonstration of micron cooling of a MEMS chip.

In June 2006, the Company and the University of Washington were awarded a Phase II grant for continued funding in its novel cooling system for microelectronics and computer chips. The Washington Technology Center is contributing $100,000 as a Phase II grant for the project. Kronos will provide $35,000 in funding and $38,000 in in-kind services, including use of the Kronos Research and Product Development Facility. Dr. Alexander Mamishev of the University of Washington Electrical Engineering Department is the principal investigator on the project and will lead a team of scientists and engineers from Kronos and Intel Corporation who will also collaborate on the project. The Phase II grant is a follow-on award to the December 2004 Phase I grant to Kronos and the University of Washington to initiate development of a novel energy-efficient heat transfer technology for cooling microelectronics.


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


Patents and Intellectual Property

Kronos has received notification that eleven of its patent applications have been allowed for issuance by the United States Patent and Trademark Office and two of its international patent applications have been allowed for issuance by the Commonwealth of Australia Patent Office and the Mexican Institute of Industrial Property, respectively. These patents are considered utility patents which describe fundamental innovations in the generation, management and control of electrostatic fluids, including air movement, filtration and purification. Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products. The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.

                                  U.S. Patents


 Date         U.S. Patent #        Patent Title              Description               Protection
 ----         -------------        ------------              -----------               ----------
August         Notice of         Corona Discharge      method of generating air           2023
2006           Allowance         Electrode and Method  flow and air cleaning with
                                 of Operating          reduced amount of ozone by-
                                                       product and with extended
                                                       life-span of the electrodes

July           Notice of         Method of and         inertialess power supply for       2025
2006           Allowance         Apparatus for         safe operation and spark
                                 Electrostatic Fluid   prevention
                                 Acceleration

July           Notice of         Electrostatic Air     method for improving the           2024
2006           Allowance         Cleaning Device       efficiency of electrodes for
                                                       filtering micron and sub-
                                                       micron size particles

May            7,053,565         Electrostatic Fluid   effective powering of the          2024
2006                             Accelerator - Power   electrodes for high level of
                                 Management            air velocity

November       6,963,479         Electrostatic Fluid   advanced voltage management        2023
2005                             Accelerator -         impacts air filtration and
                                 Advanced Geometries   sterilization, air flow and
                                                       ozone as well as safe operation
                                                       and spark prevention

August         6,937,455         Spark Management      analysis, detection and            2022
2005                             Method and Device     prevention of sparks in a
                                                       high voltage field -
                                                       creating safe, effective
                                                       electrostatic technology
                                                       products

July           6,919,698         Voltage Management    materials and geometry             2023
2005                             for Electrostatic     allowing for spark free
                                 Fluid Accelerator     operation and use of light
                                                       weight, inexpensive
                                                       materials as the electrodes

May            6,888,314         Electrostatic Fluid   electrode design geometries        2022
2005                             Accelerator -         and attributes including
                                 Electrode Design      micro channeling to achieve
                                 Geometries            unique air movement and
                                                       purification performance

April          6,727,657         Electrostatic Fluid   synchronization of multiple        2022
2004                             Accelerator for and   stages of arrays -
                                 a Method of           increasing air flow and air
                                 Controlling Fluid     flow efficiency

December       6,664,741         Method of and         ratio of voltage for               2022
2003                             Apparatus for         producing ion discharge to
                                 Electrostatic Fluid   create air movement and
                                 Acceleration Control  base level filtration
                                 of a Fluid Flow

January        6,504,308         Electrostatic Fluid   electrode density core for          2019
2003                             Accelerator           producing ion discharge to
                                                       create air movement and
                                                       base level filtration


                              International Patents

In November 2004, Kronos received formal notification from the Commonwealth of Australia Patent Office indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as an Australian patent. In December 2005, Kronos received formal notification from the Mexican Institute of Industrial Property indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as a Mexican patent. There are a number of other patent applications corresponding to Kronos' eleven U.S. Patents that have been filed and are pending outside of the United States.

Kronos intends to continue to aggressively file patent applications in the U.S. and internationally. A number of additional patent applications have been filed for, among other things, the control and management of electrostatic fluid acceleration. These additional patent applications are either being examined or are awaiting examination by the Patent Office.


MILESTONES


Our primary business objectives over the prior 12 months was to launch Kronos-based standalone consumer products and to establish strategic partners for developing and commercializing embedded product applications. During the year, despite the success of the Company in developing and testing a viable consumer product, the Company was not able to achieve its first objective of having its residential, retail consumer products partner bring that product to market; in September 2006, the Company sent a notice of termination of its license agreement with that partner, HoMedics USA, Inc. The Company took this action to protect the Company's assets and to position the Company to identify new strategic partner(s) in the residential market place who have the willingness and viability to bring Kronos-based consumer air purification products to market.

The Company did achieve its second objective; in June 2006, the Company executed its first license for embedded applications of Kronos technology with DESA, LLC.

In addition, during the year the Company (i) executed a non-exclusive license agreement with EOL, LLC, a Russian Federation company, for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States; (ii) shipped a prototype device designed and built under specific customer specifications to a leading auto manufacturer for their testing and evaluation; (iii) obtain an award from the Washington Technology Center in conjunction with the University of Washington and Intel Corporation for continued funding for a research and development project based on a novel cooling system for microelectronics and computer chips;
(iv) completed the initial design and development of space heaters and vaporizers, which are undergoing evaluation by potential strategic partners; (v) was invited to serve as a member and an industrial partner in the Federal Aviation Administration's (FAA) Air Transportation Airliner Cabin Environment Research Center of Excellence (ACER CoE); and (v) pursued new opportunities initiated by several leading global home appliance manufacturers for the development of select residential applications of our technology, including silent kitchen range hoods. This later opportunity was a direct result of our initial development work with Ikea.


The Company was able to achieve these successes through the expansion of (i) our product claims platform to include independent verification of Kronos' technology's ability to decontaminate rooms infected with bacteria and viruses and sterilize air flows contaminated with anthrax and E.coli spores and S. aureus and B. cereus bacteria;(ii) our technical resources and product engineering to better position Kronos' ability to address specific customer issues and needs; and (iii) our intellectual property. Regarding the later point, the Company received notification that an additional four of its patent applications during the year and three subsequent to the fiscal year end have been allowed for issuance by the United States Patent and Trademark Office.


Our primary business objectives over the next 12 months are to execute on our agreements with DESA and EOL, to establish new strategic partner(s) for marketing and selling Kronos-based, standalone air purification products, and to establish additional strategic partners for developing and commercializing new product applications. In order to achieve these objectives the Company will need to:

     o expand its product development and engineering resources to better position Kronos to address specific customer issues and needs; and

     o continue implementation of its intellectual property strategies, including continuation of its U.S. and international patent filing process to enable a full development and effective management of its intellectual property rights and assets.

We estimate that achievement of our business plan will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to funding from the Cornell Capital Standby Equity Distribution Agreement and/or the sale of additional equity in our Company, and cash flows generated from customer funded product development work and licensing revenue from the sale of Kronos-based products.

HOMEDICS SENIOR DEBT TRANSACTION

In May 2003, Kronos entered into an agreement with HoMedics, Inc. for $2.5 million in financing, including $2.4 million in secured debt financing and $100,000 for the purchase of warrants. $2.5 million was paid to Kronos upon execution of the agreement. In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. In December 2005, $175,000 of the $925,000 was funded. The balance of $750,000 has not been funded. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will begin in February 2007. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $175,000 will also be October 2009. The interest rate will remain at 6%.

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

CORNELL CAPITAL TRANSACTION

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. Kronos executed an Equity Investment Agreement and received $500,000 in gross proceeds through the sale of 5 million unregistered shares of Kronos common stock. Cornell Capital Partners provided $4 million pursuant to two Promissory Notes, which were funded as follows: $2 million upon filing a Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twelve months. Kronos intends to use the proceeds under the Standby Equity Distribution Agreement to repay the Promissory Notes. As of June 30, 2006, Kronos had received $6.2 million under these agreements. As of June 30, 2006, Kronos had repaid the first promissory Note in full and owed $1.8 million under the second Promissory Note.

EMPLOYEES

On June 30, 2006, Kronos and its subsidiaries had twelve full-time employees. Of the total number of full-time employees, one works in general management, ten in research and product development, one in marketing and sales and operations, and none are employed in administrative and other support positions. None of the employees are represented by unions. There has been no disruption of operations due to a labor dispute. We consider our relations with our employees to be good.

FACTORS AFFECTING KRONOS' BUSINESS AND PROSPECTS

We are subject to various risks which may have a material adverse effect on our business, financial condition and results of operations, and may result in a decline in our stock price. Certain risks are discussed below:

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net loss of $4.0 million for the fiscal year ended June 30, 2006 and a net loss of $7.1 million for the fiscal year ended June 30, 2005. As a result, at June 30, 2006 and June 30, 2005, we had an accumulated deficit of $31.1 million and $27.1 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of debt. We expect that our revenues and cash flows from operations will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos technologies. No assurances can be given that we will be able to successfully commercialize our Kronos technologies or that we will ever be profitable.

We will require significant additional financing to sustain our operations and without it we will not be able to continue operations.

At June 30, 2006 and June 30, 2005, we had a working capital deficit of $2.6 million and $3.6 million, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2006, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the fiscal year ended June 30, 2006 and June 30, 2005, we had an operating cash flow deficit of $2.6 million and $1.8 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

If obtaining sufficient financing from Cornell Capital Partners and/or our strategic customers were to be unavailable and if we are unable to commercialize and sell our products or technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the Standby Equity Distribution Agreement, we may still need additional capital to fully implement our business, operating and development plans. At June 30, 2006 and June 30, 2005, we had a cash balance of $598,000 and $1,555,000, respectively. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.

Existing stockholders will experience significant dilution from our sale of shares under the Standby Equity Distribution Agreement and any other equity financing.

The sale of shares pursuant to the Standby Equity Distribution Agreement, the exercise of HoMedics stock warrants or any other future equity financing transaction will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement. If our stock price is lower, then our existing stockholders would experience greater dilution. We cannot predict the actual number of shares of common stock that will be issued pursuant to the Standby Equity Distribution Agreement or any other future equity financing transaction, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we do not know the exact amount of funds we will need.

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

Our net intangible assets of approximately $2.0 million as of June 30, 2006 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003 and capitalized legal costs for securing patents. Intangible assets comprise 75% of our total assets as of June 30, 2006. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

ITEM 2. PROPERTIES

Our principal executive office is located at 464 Common Street, Suite 301, Belmont, Massachusetts. The offices of the Kronos Research and Product Development facility are located at 15241 NE 90th Street, Redmond, Washington. Kronos is committed through September 30, 2009 to annual lease payments on operating leases for 6,000 square feet of office/research and product development premises. We consider our Research and Product Development facility to be adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "KNOS." Our high and low bid prices by quarter during fiscal 2006 and 2005 are presented as follows:



                                                    FISCAL YEAR 2006
                                                    HIGH         LOW
First Quarter (July 2005 to September 2005)        $0.100      $0.045
Second Quarter (October 2005 to December 2005)     $0.175      $0.042
Third Quarter (January 2006 to March 2006)         $0.090      $0.052
Fourth Quarter (April 2006 to June 2006)           $0.072      $0.037

                                                    FISCAL YEAR 2005
                                                    HIGH         LOW
First Quarter (July 2004 to September 2004)        $0.175      $0.125
Second Quarter (October 2004 to December 2004)     $0.200      $0.125
Third Quarter (January 2005 to March 2005)         $0.150      $0.080
Fourth Quarter (April 2005 to June 2005)           $0.150      $0.063

On September 26, 2006, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.02 per share. On September 26, 2006, we had approximately 2,000 beneficial stockholders of our common stock and 161,543,898 shares of our common stock were issued and outstanding.

DIVIDENDS

We have not declared or paid dividends on our common stock during fiscal 2005 or 2006 and do not plan to declare or pay dividends on our common stock during fiscal 2007. Our dividend practices are determined by our Board of Directors and may be changed from time to time. We will base any issuance of dividends upon our earnings (if any), financial condition, capital requirements, acquisition strategies, and other factors considered important by our Board of Directors. Nevada law and our Articles of Incorporation do not require our Board of Directors to declare dividends on our common stock. We expect to retain any earnings generated by our operations for the development and expansion of our business and do not anticipate paying any dividends to our stockholders for the foreseeable future.

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

On July 1, 2005, we granted options to acquire 632,000 shares of our common stock at an exercise price of $0.125 to Spencer Browne, James McDermott, William Poster, Milton Segal and Charles Strang in exchange for services as directors or advisory board members to the Company.

On July 15, 2005, we granted options to acquire 1,428,571 shares of our common stock at an exercise price of $0.07 to the Wall Street Group 1,428,571

On March 9, 2006 we granted options to acquire 900,000 shares of our common stock at an exercise price of $0.06 to various employees for bonuses.

On April 13, 2006, we granted options to acquire 5,625,000 shares of our common stock at an exercise price of $0.06 for bonuses. Of the 5,625,000 options, an aggregate of 3,475,000 options were granted to Daniel R. Dwight and Richard F. Tusing who are directors and officers of Kronos.

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

     o    Technology and Intellectual Property:

          -    secured  additional  U.S.  and  international   patents  for  our
               proprietary technology and made additional patent filings;

          - expanded our product claims platform to include independent verification of Kronos' technology's ability to decontaminate rooms infected with bacteria and viruses and sterilize air flows contaminated with anthrax and E.coli spores and S. aureus and B. cereus bacteria.

     o    Business Development, Marketing and Sales:

          - earned $0.2 million in revenue from military, consumer and commercial customer contracts;

          - executed license agreements with EOL and DESA for applying the Kronos technology in the health care, residential and commercial air purification markets;

          - shipped a prototype device designed and built under specific customer specifications to a leading auto manufacturer for their testing and evaluation;

          - awarded a Washington Technology Center Phase II grant for developing a novel approach to cooling micro chips;

          -    completed the initial design and development of space heaters and
               vaporizers,   which  are   undergoing   evaluation  by  potential
               strategic partners;

          -    invited  to serve as a member  and an  industrial  partner in the
               Federal Aviation Administration's (FAA) Air Transportation Airliner Cabin Environment Research Center of Excellence (ACER
               CoE);

          - pursued new opportunities initiated by several leading global home appliance manufacturers for the development of select residential applications of our technology, including silent kitchen range hoods. This opportunity was a direct result of our initial development work with Ikea.

     o    Operations:

          - initiated work with EOL and DESA for developing a viable standalone air purification product for the health care market and the embedded heater market, respectively;

          -    completed   testing   of  a  viable   consumer   standalone   air
               purification product;

          - completed Phase II of our U.S. Army Phase II dehumidification contract;

          - expanded into a larger facility to accommodate our growing customer driven research and product development needs.

Recent Developments

EOL. In December 2005, the Company executed a non-exclusive license agreement with EOL, LLC, a Russian Federation company, for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States.

DESA. In June 2006, the Company executed its first license for embedded applications of Kronos technology with DESA, LLC.

Leading Automotive Manufacturer. In August 2005, Kronos extended its work into the transportation industry by signing a Prototype Development and Evaluation Agreement with a leading automotive manufacturer. In December 2005, Kronos shipped a prototype device designed and built under specific customer specifications to a leading auto manufacturer for their testing and evaluation.

U.S. Military and Northrop Grumman. In May 2005, Kronos shipped the Kronos US Navy SBIR Phase II device to Northrop Grumman for testing and evaluation. Based on the success of these initial tests, Northrop Grumman requested additional modifications and improvements to the device. Northrop Grumman is scheduling further testing. As of June 30, 2006, the U. S. Military had provided Kronos with $972,000 in funding under SBIR Phase II contracts.

Washington Technology Center. In June 2006, the Washington Technology Center awarded the Company in conjunction with the University of Washington and Intel Corporation continued funding for a research and development technology project on a novel cooling system for microelectronics and computer chips.

HoMedics. In September 2006, the Company sent a notice of termination of its license agreement with HoMedics USA, Inc. HoMedics has indicated that it does not recognize Kronos' termination of the License Agreement as valid. HoMedics has requested an amicable and expedient resolution of the parties' differences. The outcome of this matter cannot be determined at this time.

Disinfection Research Institute Sterilization Laboratory. In January 2006, independent testing at the Disinfection Research Institute Sterilization Laboratory in Moscow demonstrated the ability of Kronos devices to completely disinfect a room contaminated with Bacteriophage - a microorganism which lives in the E. Coli bacteria. (Bacteriophage is widely used in virus testing because the microorganism's biological structure and size shares many functional similarities with a wide range of viruses.) In June 2006, further testing at the Disinfection Research Institute demonstrated the ability of Kronos devices to 100% decontaminate a room infected with bacteria (Staphylococcus aureus strain 906 (S. aureus)) and Bacillus cereus strain 96 (B. cereus);

Institute for Veterinary Medicine. In November 2005, independent testing at the Institute for Veterinary Medicine in the Ukraine demonstrated the ability of Kronos devices to destroy and sterilize air which had been inseminated with Anthrax and E.coli spores;

Cornell Debt Repayment. In May 2006, the Company completed repayment of one of two $2 million promissory notes to Cornell Capital Partners. As of June 30, 2006, Kronos owed $1.8 million under the second Promissory Note.

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

RESULTS OF OPERATIONS

Consolidated Statement of Operations For the Year Ended June 30, 2006.

Our net losses for each of the current years ended June 30, 2006 and June 30, 2005 were $4,000,000 and $7,094,000, respectively. The decrease in the net loss for the year ended June 30, 2006, as compared to the prior year, was principally the result of a $3,857,000 decrease in other income associated with the restructuring of the HoMedics debt, a $156,000 increase in gross profit to $211,000 and a $32,000 decrease in interest expense to $489,000, partially offset by a $959,000 or 35% increase in operating costs to $3,731,000.

Revenue. Revenues are generated through sales of services for design and development of Kronos devices at Kronos Air Technologies, Inc. Revenues for the year ended June 30, 2006 were $219,000 compared with $430,000 in the prior year. Current year revenues were primarily from our DESA and EOL license agreements, U.S. Navy Small Business Innovative Research Phase II contract, and U.S. Army Small Business Innovative Research Phase II contracts.

Cost of Sales. Cost of sales for the year ended June 30, 2006 was $8,000 compared with $375,000 for the prior year. Cost of sales is primarily research and development costs and material and labor associated with our U.S. Navy Small Business Innovative Research Phase II contract and U.S. Army Small Business Innovative Research Phase II contracts.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the year ended June 30, 2006 increased $959,000 from the prior year to $3,731,000. The increase was principally the result of a $277,000 increase in compensation and benefits as the result of an increase in non cash compensation associated with the expensing of stock options; a $190,000 increase in research and development as the Company expanded it product application capability and a $143,000 in increase in depreciation and amortization as the result of an increase in the capitalization of intellectual property and patenting costs.

Loss on Debt Restructuring. Loss on debt restructuring for the year ended June 30, 2005 was $3,857,000 and represented the non-cash charge to operations for the cost to restructure the HoMedics debt, including the cost to issue 26 million warrants (refer to Note 13 - Commitments and Contingencies).

Interest expense. Interest expenses for the year ended June 30, 2006 was $489,000 compared to $521,000 for the corresponding period of the prior year.

Consolidated Balance Sheet as of June 30, 2006

Our total assets at June 30, 2006 were $2,656,000 compared with $3,960,000 at June 30, 2005. Total assets at June 30, 2006 and June 30, 2005 were comprised primarily of $1,984,000 and $2,139,000, respectively, of patents/intellectual property and $598,000 and $1,555,000, respectively, of cash. Total current assets at June 30, 2006 and 2004 were $666,000 and $1,818,000, respectively, while total current liabilities for those same periods were $3,225,000 and $5,420,000, respectively, creating a working capital deficit of $2,559,000 and $3,602,000 at each respective period end. This working capital deficit is primarily due to short term borrowings from Cornell Capital Partners and accrued interest expense.

Stockholders' deficit as of June 30, 2006 was ($3,144,000). The $4,000,000 net loss for the twelve months ended June 30, 2006 was offset by the sale and issuance of common stock for cash ($4,110,000) and the issuance of common options for compensation and services ($606,000)

Consolidated Statement of Operations For the Year Ended June 30, 2005.

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

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners provided $4 million pursuant to two Promissory Notes, which were funded as follows: $2 million upon the filing an SB-2 Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twelve months. In May 2006, Kronos completed repayment of the first $2 million promissory note. As of June 30, 2006, Kronos has received $6.2 million in funding under these agreements and owed $1.8 million under the second Promissory Note.

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. In December 2005, $175,000 of the $925,000 was funded. The balance of $750,000 has not been funded. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will begin in February 2007. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $175,000 will also be October 2009. The interest rate will remain at 6%.

Net cash flow used in operating activities was $2.6 million for the year ended June 30, 2006. We were able to satisfy most of our cash requirements for this period from the proceeds of the $4 million Promissory Notes with Cornell Capital Partners, the sale of equity to Cornell Capital Partners, our DESA and EOL license agreements, and our U.S. Army Phase II contract.

We estimate that achievement of our business plan will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to equity funding from the Standby Equity Distribution Agreement and/or the sale of additional equity in our Company and cash flow generated from customer revenue. There are no assurances that these sources of funding will be adequate to meet our cash flow needs.

GOING CONCERN OPINION

The Report of Independent Registered Public Accounting Firm includes an explanatory paragraph to their audit opinions issued in connection with our 2006 and 2005 financial statements that states that we do not have significant cash or other material assets to cover our operating costs. Our ability to obtain additional funding will largely determine our ability to continue in business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

               CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 2006



Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheets as of June 30, 2006 and June 30, 2005       F-3

Consolidated Statements of Operations for the years ended June 30,
    2006 and 2005                                                       F-4

Consolidated Statement of Changes of Stockholders' Deficit for years
    ended June 30, 2006 and 2005                                        F-5

Consolidated Statements of Cash Flows for the years ended June 30,
    2006 and 2005                                                       F-6

Notes to Consolidated Financial Statements                          F-7 to F-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Kronos Advanced Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Kronos Advanced Technologies, Inc. and Subsidiary as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kronos Advanced Technologies, Inc. and Subsidiary as of June 30, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

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





                                               /s/ Sherb & Co., LLP
                                               ---------------------------------
                                                   Sherb & Co., LLP


New York, New York
September 27, 2006

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                         June 30,              June 30,
                                                          2006                   2005
                                                  --------------------  --------------------
Assets

Current Assets
    Cash                                          $           598,323   $         1,554,906
    Accounts receivable                                        10,000                    -
    Other Current Assets                                       58,028               263,490
                                                  --------------------  --------------------
               Total Current Assets                           666,351             1,818,396
                                                  --------------------  --------------------
Property and Equipment                                         51,755                46,011
    Less: Accumulated Depreciation                            (46,158)              (43,384)
                                                  --------------------  --------------------
               Net Property and Equipment                       5,597                 2,627
                                                  --------------------  --------------------
Other Assets
    Intangibles, net                                        1,983,908             2,138,814
                                                  --------------------  --------------------
               Total Other Assets                           1,983,908             2,138,814
                                                  --------------------  --------------------
Total Assets                                      $         2,655,856   $         3,959,837
                                                  ====================  ====================
Liabilities and Stockholders' Deficit

Current Liabilities
    Accrued expenses and payables to officers     $             8,843   $            28,837
    Accounts payable                                          204,632               479,175
    Accrued interest expense                                  879,144               428,612
    Accrued expenses                                           41,111                58,458
    Deferred revenue                                           20,000                    -
    Notes payable, current portion                          1,815,000             4,028,131
    Notes payable to officers                                 256,544               397,004
                                                  --------------------  --------------------
               Total Current Liabilities                    3,225,274             5,420,217
                                                  --------------------  --------------------
Long Term Liabilities
    Notes payable                                           2,575,000             2,400,000
                                                  --------------------  --------------------
               Total Long Term Liabilities                  2,575,000             2,400,000
                                                  --------------------  --------------------
               Total Liabilities                            5,800,274             7,820,217
                                                  --------------------  --------------------
Stockholders' Deficit
    Common stock, authorized 500,000,000
     shares of $.001 par value
     Issued and outstanding - 144,499,657
     and 72,786,345, respectively                             144,500                72,686
    Capital in excess of par value                         27,828,241            23,183,747
    Accumulated deficit                                   (31,117,159)          (27,116,813)
                                                  --------------------  --------------------
               Total Stockholders' Deficit                 (3,144,418)           (3,860,380)
                                                  --------------------  --------------------
Total Liabilities and Stockholders' Deficit       $         2,655,856   $         3,959,837
                                                  ====================  ====================


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                          For the year ended June 30,
                                                        ----------------------------------
                                                              2006              2005
                                                        ----------------  ----------------
Sales                                                   $      219,369    $      430,379
Cost of sales                                                    8,449           375,397
                                                        ----------------  ----------------
Gross Profit                                                   210,920            54,982
                                                        ----------------  ----------------

Selling, General and Administrative expenses

    Compensation and benefits                                1,661,555         1,384,481
    Research and development                                   357,822           167,500
    Professional services                                      343,338           244,570
    Depreciation and amortization                              618,247           475,250
    Facilities                                                 100,982            96,882
    Insurance                                                  131,148           173,597
    Other selling general and administrative expenses          517,697           229,658
                                                        ----------------  ----------------
Total Selling, General and Administrative expenses           3,730,789         2,771,938
                                                        ----------------  ----------------

Net Operating Loss                                          (3,519,869)       (2,716,956)

Other Income (Expense)

    Loss on Debt Restructure                                        -         (3,857,467)
    Other Income                                                 8,776             1,414
    Interest Expense                                          (489,253)         (521,104)
                                                        ----------------  ----------------

Net Loss                                                $   (4,000,346)   $   (7,094,113)
                                                        ================  ================

Basic and Diluted Loss Per Share:
       Net Loss                                         $        (0.04)   $        (0.10)
                                                        ================  ================

Weighted Average Shares Outstanding - Basic and Diluted     98,512,184        67,612,904
                                                        ================  ================



The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT





                                                          Common Stock         Capital in                        Total
                                                     -----------------------  Excess of Par    Accumulated   Stockholders'
                                                       Shares      Amount        Value         Deficit         Deficit
                                                     -----------  ----------  -------------  --------------  ------------
BALANCE at June 30, 2004                             61,323,845   $  61,323   $ 18,578,019   $ (20,022,700)  $(1,383,358)


       Shares issued for cash                         9,800,000       9,800        957,700               -       967,500
       Shares issued for services to officers         1,500,000       1,500        133,500               -       135,000
       Shares issued for consulting services             62,500          63          6,187               -         6,250
       Value of warrants issued in conjunction
         with debt restructure                                -           -      3,361,171               -     3,361,171
       Stock options issued for Board Service                 -           -        147,170               -       147,170
       Net loss for the year ended June 30, 2005              -           -              -      (7,094,113)   (7,094,113)
                                                     -----------  ----------  -------------  --------------  ------------
BALANCE at June 30, 2005                             72,686,345      72,686     23,183,747     (27,116,813)   (3,860,380)

       Shares issued for cash                        71,813,312      71,814      4,038,186               -     4,110,000
       Stock options issued for employee services             -           -        500,477               -       500,477
       Stock options issued for Board Service                 -           -         26,548               -        26,548
       Stock options issued for consulting services           -           -         79,283               -        79,283
       Net loss for the year ended June 30, 2006              -           -              -      (4,000,346)   (4,000,346)
                                                     -----------  ----------  -------------  --------------  ------------
BALANCE at June 30, 2006                            144,499,657   $ 144,500   $ 27,828,241   $ (31,117,159)  $(3,144,418)
                                                    ============  ==========  =============  ==============  ============




The accompanying notes are an integral part of this financial statement

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                       For the year ended June 30,
                                                                  ----------------------------------------
                                                                         2006                  2005
                                                                  --------------------  ------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                $        (4,000,346)  $      (7,094,113)
          Adjustments to reconcile net loss to net cash
            used in operations
                 Depreciation and amortization                                618,245             475,250
                 Accretion of note discount                                        -               92,965
                 Loss on debt restructuring                                        -            3,857,467
                 Common stock issued for compensation/services                606,308             282,170
          Change In:
                 Accounts receivable                                          (10,000)             97,544
                 Prepaid expenses and other assets                             12,337             102,447
                 Deferred revenue                                              20,000              (3,218)
                 Accounts payable                                            (294,537)            199,224
                 Accrued expenses and other liabilities                       433,185             174,710
                                                                  --------------------  ------------------
     Net cash used in Operating Activities                                 (2,614,808)         (1,815,554)
                                                                  --------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES

                 Purchases of property and equipment                           (5,745)                 -
                 Investment in patent protection                             (247,440)           (279,245)
                                                                  --------------------  ------------------
     Net cash used in Investing Activities                                   (253,185)           (279,245)
                                                                  --------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
                 Issuance of common stock for cash                          4,110,000             973,750
                 Proceeds from short-term borrowings                               -              100,000
                 Repayments of short-term borrowings                       (2,353,590)         (1,120,095)
                 Proceeds from long-term borrowings                           175,000           4,000,000
                 Debt Acquisition Costs                                       (20,000)           (373,013)
                                                                  --------------------  ------------------
     Net cash provided by Financing Activities                              1,911,410           3,580,642
                                                                  --------------------  ------------------
NET (DECREASE) INCREASE IN CASH                                              (956,583)          1,485,843
CASH
     Beginning of year                                                      1,554,906              69,063
                                                                  --------------------  ------------------
     End of year                                                  $           598,323   $       1,554,906
                                                                  ====================  ==================

Supplemental schedule:
     Interest paid in cash                                        $           250,124   $        129,886
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

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and its subsidiary for the periods in which the subsidiary was owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At June 30, 2006, we had only one subsidiary, Kronos Air Technologies, Inc.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At June 30, 2006 the cash balances held at financial institutions were in excess of federally insured limits.

Accounts Receivable. The Company provides an allowance for potential losses, if necessary, on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at June 30, 2006 and June 30, 2005. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.

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

Accounting Changes and Error Corrections - In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Accounting for Certai Hybrid Financial Instruments - In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Accounting for Servicing of Financial Assets - In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the first fiscal year beginning after December 15, 2006. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In June 2006, the FASB ratified Emerging Issues Task Force 05-1, Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer's Exercise of a Call Option ("EITF 05-1"). EITF 05-1 addresses instruments that are currently not convertible to equity but the instrument becomes convertible upon the exercise of the issuer's call option. EITF 05-1 calls for debt extinguishment treatment if the instrument did not contain a substantive conversion feature apart from the right to convert upon the issuer's exercise of its call right at the date of issuance. Conversely, if such substantive conversion feature did exist at issuance date, EITF 05-1 requires conversion treatment for those equity securities issued to satisfy the debt conversion. EITF 05-1 must be applied prospectively as of June 28, 2006. The Company does not expect EITF 05-1 to have a significant impact on its future financial position or results of operations.

NOTE 3 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the current year ended June 30, 2006. In addition, the Company has used, rather than provided cash in its operations. The Company is currently using its resources to attempt to raise capital necessary to commercialize its technology and develop viable commercial products, and to provide for its working capital needs.

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

Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

EOL. In December 2005, Kronos executed a non-exclusive License Agreement with EOL, LLC, a Russian Federation corporation. Based in Korolev, Moscow Region, Russia, EOL will leverage the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices and space heaters in select Commonwealth of Independent States. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL will provide Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. Based on contractual milestones, EOL is required to: (i) complete initial product design by March 2006; (ii) complete initial product prototypes by June 2006; and (iii) make product available for customer purchase by September 2006. EOL plans to assemble the finished products in Russia from components supplied both locally and from contract manufacturers in China. The products will be marketed and distributed in Russia, Ukraine, Kazakhstan, Moldova and Byelorussia. In March 2006, EOL achieved the first milestone: initial design of a wall mounted air sterilizer for the health care market. In June 2006, EOL achieved the second milestone: completion of the initial product prototypes. In August 2006, the Russian Research Institute of Medical Equipment began the process for product certification of the EOL device for use in medical facilities.

DESA. In June 2006, the Company executed a License Agreement with DESA IP, LLC, a wholly owned subsidiary of DESA LLC. DESA is a global provider of hearth, heating and zone comfort products. DESA is the first U.S. company to license the technology for embedded applications, which represents another step forward in the commercialization and globalization of Kronos' proprietary air movement, filtration and decontamination technology. This License Agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. DESA will be seeking to take advantage of the silence, energy efficiency and, in select applications, air filtration benefits of the Kronos technology. DESA has the rights to distribute these products across thirty-four countries in North America, Europe and the former Eastern Block region.

U.S. Navy. In November 2002, the U. S. Navy awarded Kronos a Small Business Innovation Research Phase II contract worth $580,000, plus an option of $145,000. The Phase II contract (commercialization phase) is an extension of the Phase I and the Phase I Option work that began in 2001. In May 2005, Kronos shipped the Kronos device to Northrop Grumman for testing and evaluation. Based on the success of these initial tests, Northrop Grumman requested additional modifications and improvements to the device. Northrop Grumman is scheduling further testing. As of June 30, 2006, the U. S. Navy had provided Kronos with $580,000 in funding for this effort since inception.

Leading Automotive Manufacturer. In August 2005, Kronos extended its work into the transportation industry by signing a Prototype Development and Evaluation Agreement with a leading luxury automotive manufacturer. The Kronos product has been designed and manufactured to meet customer standards for placement inside of automobile passenger cabins. The customer is evaluating various potential applications for the technology.

Washington Technology Center. In December 2004, Kronos and the University of Washington were awarded a Phase I grant for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center ("WTC"). The objective of the project is to develop a novel energy-efficient heat transfer technology for cooling microelectronics. In January 2006, Kronos and the University of Washington conducted a successful bench scale demonstration of micron cooling of a MEMS chip. In June 2006, the Company and the University of Washington were awarded a Phase II grant for continued funding in its novel cooling system for microelectronics and computer chips. The Washington Technology Center is contributing $100,000 as a Phase II grant for the project. Kronos will provide $35,000 in funding, $38,000 in in-kind services, including use of the Kronos Research and Product Development Facility. The Phase II grant is a follow-on award to the December 2004 Phase I grant to Kronos and the University of Washington to initiate development of a novel energy-efficient heat transfer technology for cooling microelectronics.

In September 2006, the Company sent a notice of termination of its license agreement with HoMedics USA, Inc. HoMedics has indicated that it does not recognize Kronos' termination of the License Agreement as valid. HoMedics has requested an amicable and expedient resolution of the parties' differences. The outcome of this matter cannot be determined at this time.

 NOTE 4 - OTHER CURRENT ASSETS

Other current assets at June 30, consist of the following:

                                        2006                   2005
                                  ---------------       ---------------
 Debt acquisition costs           $       10,000         $    203,125
 Payroll deposit                               -               50,000
 Lease deposits                            7,138               10,365
 Prepaid insurance                        40,890                    -
                                  ---------------       ---------------
 Prepaid and other current assets $       58,028        $     263,490
                                  ===============       ===============

NOTE 5 - PROPERTY AND EQUIPMENT


Property and equipment at June 30, consists of the following:

                                        2006                   2005
                                  ---------------       ---------------
  Office furniture and fixtures   $       43,500        $       37,756
  Machinery and equipment                  8,255                 8,255
                                  ---------------       ---------------
                                          51,755                46,011
  Less accumulated depreciation          (46,158)              (43,384)
                                  ---------------       ---------------

  Net property and equipment      $        5,597        $        2,627
                                  ===============       ===============
Depreciation expense for the years ended June 30, 2006 and 2005 were $2,774, and $3,655, respectively.

NOTE 6 - INTANGIBLES

Intangible assets at June 30, consists of the following:

                                       2006                   2005
                                  ---------------       ----------------
     Marketing intangibles        $      587,711        $       587,711
     Purchased patent technology       2,669,355              2,669,355
     Developed patent technology         766,401                518,960
                                  ---------------       ----------------
                                       4,023,467              3,776,026
     Less accumulated amortization    (2,039,559)            (1,637,212)
                                  ---------------       ----------------
     Net intangible assets        $    1,983,908        $     2,138,814
                                  ===============       ================

Purchased patent technology includes property that was acquired in the Kronos acquisition.

Intangible assets are being amortized on a straight line basis over 10 years. Amortization expense for the years ended June 30, 2006 and 2005 was $402,347 and $393,460, respectively.

Amortization of the Company's Intangible Assets shown above for the fiscal years ended June 30,


                                      2007         2008         2009         2010         2011
                                   -----------  -----------  -----------  -----------  -----------
Marketing intangibles              $  587,711   $  587,711   $  587,711   $  587,711   $  587,711
Purchased patent technology         2,669,355    2,669,355    2,669,355    2,669,355    2,669,355
Developed patent technology           766,400      766,400      766,400      766,400      766,400
                                   -----------  -----------  -----------  -----------  -----------
                                    4,023,466    4,023,466    4,023,466    4,023,466    4,023,466
Less accumulated amortization      (2,441,905)  (2,844,252)  (3,246,599)  (3,559,997)  (3,695,408)
                                   -----------  -----------  -----------  -----------  -----------
Net intangible assets              $1,581,561   $1,179,214   $  776,867   $  463,469   $   328,058
                                   ===========  ===========  ===========  ===========  ===========

NOTE 7 - ACCRUED EXPENSES

 Accrued expenses at June 30, consisted of the following:

                                            2006                    2005
                                       ---------------        ---------------
Accrued professional services          $       38,500         $        37,014
Accrued compensation and other                  2,611                  21,444
                                       ---------------        ---------------
                                       $       41,111         $        58,458
Accrued interest                              879,144                 428,612
                                       ---------------        ---------------
                                       $      920,255         $       487,070
                                       ===============        ===============

NOTE 8 - NOTES PAYABLE

The Company had the following obligations as of June 30,

                                             2006                   2005
                                        ---------------       ---------------
 Obligations to Cornell Capital(1)      $    1,815,000        $    4,000,000
 Obligation to HoMedics (2)                  2,575,000             2,400,000
 Obligation to current employees (3)           256,544               397,004
 Obligation for finance leases (4)                   -                28,131
                                         --------------       ---------------
                                             4,646,544             6,825,135
Less:
 Current portion                             2,071,544             4,425,135
                                        ---------------       ---------------
 Total long term obligations net of
     current portion                    $    2,575,000        $    2,400,000
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

(3) These notes bear interest at the rate of 12%. They represent obligation to current employees of the Company, which are due by December 31, 2006.

(4) See Note 9 below.

Payout of the Company's Notes Payable obligations listed above for the fiscal years ended June 30,


                                       2007        2008         2009        2010       2011
                                   -----------  ----------   ----------  ----------  ----------
Obligations to Cornell Capital     $1,815,000   $       -    $        -  $        -  $       -
Obligation to current employees       256,544           -             -           -          -
Obligation to HoMedics                594,231     792,308       792,308     396,153          -
                                   -----------  ----------   ----------  ----------  ----------
                                   $2,665,775   $ 792,308    $  792,308  $  396,153  $       -
                                   ===========  ==========   ==========  ==========  ==========

NOTE 9 - LEASES

The Company has entered into a non-cancelable operating lease for facilities. Rental expense was approximately $66,600 and $66,500 for years ended June 30, 2006 and 2005 respectively. Effective October 1, 2005, Kronos is committed through September 30, 2009 to annual lease payments on operating leases for 6,000 square feet of office/research and product development premises of for rent during fiscal,


                           2007         2008        2009        2010
                        ----------   ---------    ---------   ---------
Lease payments          $  60,564     $62,388     $ 64,260    $     -
                        ==========    ========    =========   =========

In the year ended June 30, 2006 the Company paid $28,131 in principal and $8,482 in interest on capital leases. Of the equipment that was purchased using capital leases, $10,650 was capitalized and the remaining $65,781 was expensed through research and development and cost of sales.

NOTE 10 - NET LOSS PER SHARE

As of June 30, 2006, there were outstanding options to purchase 22,783,112 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options and warrants have been excluded from the loss per share calculation as their effect is anti-dilutive. As of June 30, 2005 there were outstanding options to purchase 14,989,782 shares of Kronos common stock and outstanding warrants to purchase 42,300,000 shares of Kronos common stock. These options and warrants have been excluded from the loss per share calculation as their effect is anti-dilutive.

NOTE 11 - INCOME TAXES

The composition of deferred tax assets and the related tax effects are as follows at June 30,


                                              2006                   2005
                                         ---------------       ---------------
Benefit from carryforward of capital
and net operating losses                 $   (7,209,000)       $   (6,092,000)

Other temporary differences                    (157,000)             (157,000)

Options issued for services                    (218,000)                    -
Less:
  Valuation allowance                         7,584,000             6,249,000
                                         ---------------       ---------------
  Net deferred tax asset                 $            -        $            -
                                         ===============       ===============

The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                                                          June 30,
                                    --------------------------------------------------------------------------------
                                                     2006                                   2005
                                    --------------------------------------------------------------------------------
                                           Amount        % of pre-tax Loss         Amount        % of pre-tax Loss
                                    --------------------------------------------------------------------------------
Benefit for income tax at:
 Federal statutory rate             $    (1,360,000)           (34.0%)       $    (2,412,000)          (34.0%)
State statutory rate                        (80,000)            (2.0%)              (142,000)           (2.0%)
Non-deductible expenses                     105,000              2.6%              1,303,030            18.4%
Increase in valuation allowance           1,335,000             33.4%              1,251,000            17.6%
                                    --------------------------------------------------------------------------------
                                    $             -              0.0%        $             -             0.0%
                                    ================================================================================

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At June 30, 2006, the Company has approximately $17.6 million of unused Federal net operating losses, $2.3 million capital losses and $13.4 million State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years through 2026 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 12 - STOCK OPTIONS AND WARRANTS

On February 12, 2002, the Board of Directors approved the TSET, Inc. Stock Option Plan under which Kronos' key employees, consultants, independent contractors, officers and directors are eligible to receive grants of stock options. Kronos has reserved and issued a total of 6,250,000 shares of common stock under the Stock Option Plan. Prior to that, the Company had no formal stock option plan but offered as special compensation to certain officers, directors and third party consultants the granting of non-qualified options to purchase Company shares at the market price of such shares as of the option grant date. The options generally have terms of three to ten years. The Company granted non-qualified stock options totaling 8,585,571 and 2,510,000 shares in the years ended June 30, 2006 and 2005, respectively.

As of July 1, 2004, the Company elected to follow Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R") to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).

On April 13, 2006, the non-executive directors of the Board of Directors upon the recommendation of the Compensation Committee modified the exercise price on the 7,812,482 stock options issued to employees between November 15, 2001 and January 3, 2005. The exercise prices were changed from a range of $0.150 to $0.680 to a new range of exercise prices of $0.060 to $0.094. The base exercise price of $0.060 was set at the trailing three month average closing price of the stock prior to April 13, 2006, which represented an 8% premium to the closing price on April 12, 2006. This modification resulted in an expense of $453,905 for the year ended June 30, 2006.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion the existing available models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. Using the Black-Scholes option valuation model, the weighted average grant date fair value of options granted during the years ended June 30, 2006 and 2005 was $0.058 and $0.068 per option share, respectively.

A summary of the Company's stock option activity and related information for the years ended June 30, 2006 and 2005 is as follows (in thousands, except per share amounts):

                                                           Weighted
                                                            Average
                                           Shares        Exercise Price
                                       ---------------    ------------
Outstanding at June 30, 2004                   12,813            0.42
     Granted                                    2,510            0.15
     Exercised                                      -               -
     Cancelled                                   (273)           0.84
                                       ---------------    ------------
Outstanding as June 30, 2005                   15,050          $ 0.37

     Granted                                    8,585            0.07
     Exercised                                      -               -
     Cancelled                                   (852)           0.84
                                       ---------------    ------------
Outstanding as June 30, 2006                   22,783          $ 0.24
                                       ===============    ============
A summary of options outstanding and exercisable at June 30, 2006 and 2005 is follows (in thousands, except per share amounts and years):


                                    Options Outstanding                      Options Exercisable
                         --------------------------------------------  ------------------------------
                                          Weighted
                                          Average
                                         Remaining        Weighted
     Range of                             Life (in        Average         Range of
  Exercise Prices        Options           years)      Exercise Price  Exercise Prices      Options
------------------       --------        ----------    --------------  ---------------      --------
June 30, 2006
   $0.71  -  $1.12           648             2.4            $0.82      $0.71  -  $1.12          648
   $0.21  -  $0.70         1,290             4.5            $0.42      $0.21  -  $0.70        1,290
   $0.00  -  $0.20        20,845             7.6            $0.08      $0.00  -  $0.20       20,845

June 30, 2005
   $0.71  -  $1.12         1,472             2.9            $0.87      $0.71  -  $1.12        1,472
   $0.21  -  $0.70         5,925             6.3            $0.49      $0.21  -  $0.70        5,925
   $0.00  -  $0.20         7,653             8.0            $0.17      $0.00  -  $0.20        7,653

A summary of the Company's stock warrant activity and related information for the years ended June 30, 2006 and 2005 is as follows (in thousands, except per share amounts):

                                                   Weighted Average
                                  Warrants          Exercise Price
                              ----------------       -------------
Outstanding at June 30, 2004           15,792               $0.16
     Granted                           26,508               $0.10
     Exercised                              -                   -
     Cancelled                              -                   -
                               ---------------        ------------
Outstanding as June 30, 2005           42,300             $  0.12
     Granted                                -                   -
     Exercised                              -                   -
     Cancelled                              -                   -
                               ---------------        ------------
Outstanding as June 30, 2006           42,300             $  0.12
                               ===============        ============

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two Promissory Notes, which was funded as follows: $2 million upon the filing an SB-2 Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twelve months. As of June 30, 2006, Kronos has received $6.2 million in funding under these agreements. As of June 30, 2006, the Company owed $1.8 million under the second Promissory Note.

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. In December 2005, $175,000 of the $925,000 was funded. The balance of $750,000 has not been funded. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, will begin in February 2007. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $175,000 will also be October 2009. The interest rate will remain at 6% for the $2.4 million in debt; the rate will also be 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. In connection with the October 2004 agreements, Kronos issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock. As a result of this debt restructuring, the Company recognized a loss of $3,857,467 which represents the reacquisition price less the net carrying value of the debt restructuring. The reacquisition price is made up of $2,400,000 which is the amount of the new debt and $3,361,161 which represents the value of the warrants using the Black-Scholes method. The net carrying value is the $2,400,000 which is the old debt less the unamortized debt discount of $496,296.

Daniel R. Dwight, President and Chief Executive Officer, and the Company entered into an Employment agreement effective as of November 15, 2001. The initial term of Mr. Dwight's Employment Agreement was for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Dwight provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. The Board of Directors renewed Mr. Dwight's Employment Agreement on August 13, 2003 and again on August 15, 2004 and August 15, 2005. In April 2006, the Board of Directors renewed Mr. Dwight's Employment Agreement and increased his base cash compensation to $225,000 per year effective April 15, 2006. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. In addition, Kronos granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. Mr. Dwight will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

Richard F. Tusing, Chief Operating Officer, and the Company entered into an Employment agreement effective as of January 1, 2003. The initial term of Mr. Tusing's Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Tusing provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. The Board of Directors renewed Mr. Tusing's Employment Agreement on October 1, 2004 and October 1, 2005. Mr. Tusing's Employment Agreement provides for base cash compensation of $160,000 per year. Mr. Tusing will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

NOTE 14 - MAJOR CUSTOMERS

As of June 30, 2006 the Company had six major customers: DESA, EOL, HoMedics, leading automotive manufacturer, the U.S. Navy and the U.S. Army. Of the $219,369 in revenue recorded in the year ended June 30, 2006, $219,369 or 100% was derived from these six customers.

As of June 30, 2005 the Company had three major customers: HoMedics, the U.S. Navy and the U.S. Army. Of the $430,379 in revenue recorded in the year ended June 30, 2005, $430,379 or 100% was derived from these three customers.

NOTE 15 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Kronos segment licenses, manufactures and distributes air movement and purification devices utilizing the Kronos technology. In the year ended June 30, 2006, the Company operated only in the United States of America.

NOTE 16 - RELATED PARTIES

As of June 30, 2006, the Company has outstanding obligations for past compensation to management of $256,544. As of June 30, 2005, the Company has outstanding obligations for past compensation management of $397,904. These unpaid amounts currently accrue interest at the rate of 12% per annum.

NOTE 17 - STOCKHOLDERS' DEFICIT

During the year ended June 30, 2006, the Company issued 71,813,312 shares of its common stock for $4,110,000 in cash.

During the year ended June 30, 2005, the Company issued 9,800,000 shares of its common stock for $967,500 in cash. The Company issued 1,500,000 shares valued at $135,000 for services to officers and employees and 62,500 shares valued at $6,250 for consulting services.

NOTE 18 - SUBSEQUENT EVENTS (Unaudited)

In September 2006, the Company sent a notice of termination of its license agreement with HoMedics USA, Inc. HoMedics has indicated that it does not recognize Kronos' termination of the License Agreement as valid. HoMedics has requested an amicable and expedient resolution of the parties' differences. The outcome of this matter cannot be determined at this time.

In July and August 2006, the Company received notification that three more of its patent applications have been allowed for issuance by the United States Patent and Trademark Office.

In August and September 2006, Kronos issued 17,044,241 shares of common stock for $550,000 to Cornell under the terms of our Standby Equity Distribution Agreement. The proceeds were used for working capital and making payments on the second Promissory Note.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

There were no policy reviews, improvements of documentation or general improvement in the state of internal controls that led to any change fiscal year, or subsequent to the end of the fiscal year through the date this Form 10-KSB, that materially affected or were reasonably likely materially affect, internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedures. As of the end of the covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Officer/Principal Financial Officer, of the effectiveness of the design operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure Company's Principal Executive Officer/Principal Financial Officer concluded that the Company's disclosure controls and procedures are, in effective at this reasonable assurance level as of the end of period covered. addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.

Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's year ended June 30, 2006, the Company's Principal Executive Officer/Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, June 30, 2006, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-KSB.



                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their ages as of October 8, 2004, are as follows:



NAME                    AGE     POSITION
--------------------    -----   ----------------------------------------
Daniel R. Dwight         46     Director; President and Chief
                                 Executive Officer
Richard F. Tusing        48     Director; Chief Operating Officer
James P. McDermott       44     Director
M. J. Segal              60     Director

Daniel R Dwight, 46, has served as a Director of Kronos since November 2000, and as a Director and Chief Executive Officer of Kronos Air Technologies since January 2001. Effective October 16, 2001, Mr. Dwight was appointed President and Chief Executive Officer of Kronos. Effective January 1, 2004, Mr. Dwight was appointed Acting Chief Financial Officer of Kronos. He has extensive experience in private equity and operations in a wide variety of high growth and core industrial businesses. Mr. Dwight spent 17 years with General Electric including 10 years of operations, manufacturing, and business development experience with GE's industrial businesses, and seven years of international investment and private equity experience with GE Capital. He has had responsibility for over a $1 billion in merger and acquisition and private equity transactions at GE. Mr. Dwight initiated GE Capital's entry in the Asia private equity market. Between 1995 and 1999, the Asian equity portfolio grew to include consolidations, leveraged buyouts, growth capital and minority investments in diverse industries, including information technology, telecommunications services, consumer products, services and distribution, and contract manufacturing. Since 1982, Mr. Dwight has held other leadership positions domestically and internationally with GE Capital, as well as senior positions with GE Corporate Business Development (1989-1992) and GE Corporate Audit Staff (1984-1987). Mr. Dwight holds an MBA in Finance and Marketing with Honors from The University of Chicago Graduate School of Business and a B.S. in Accounting with Honors from the University of Vermont and is a member of the Association of Heating, Ventilation, Air conditioning and Refrigeration Engineers, Inc. (ASHRAE) and a member of the SatCon Technology Corporation Board of Directors.

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

James P. McDermott, 44, became a Director of Kronos in July 2001. Mr. McDermott has over 22 years of financial and operational problem-solving experience. Mr. McDermott is a co-founder and is currently a Managing Director of Eagle Rock Advisors, LLC, the Manager for The Eagle Rock Group, LLC. Mr. McDermott is also currently President and CEO of AF&L, Inc. and its subsidiaries. AF&L is a Senior Markets Insurer. From 1992 through 2000, Mr. McDermott held various managerial and executive positions with PennCorp Financial Group, Inc. and its affiliates. From 1998 through 2000, Mr. McDermott was Executive Vice-President and Chief Financial Officer of PennCorp Financial Group. While serving in this position, Mr. McDermott was one-third of the executive management team that was responsible for developing and implementing operational stabilization, debt reduction and recapitalization plans for the company. From 1995 through 1998, Mr. McDermott served as Senior Vice-President of PennCorp Financial Group. Mr. McDermott worked closely with the Audit Committee of the Board of Directors on evaluating the PennCorp's accounting and actuarial practices. In addition, Mr. McDermott was responsible for developing a corporate-wide technology management program resulting in technology convergence and cost savings to the company's technology budget. From 1994 through 1998, Mr. McDermott was a principal in Knightsbridge Capital Fund I, LP, a $92 million investment fund specializing in leverage-equity acquisitions of insurance and insurance-related businesses. Mr. McDermott was also the founding Chairman of the e-business Internet service provider, Kivex.com, and a senior manager of one of the world's leading public accounting firms, KPMG. Mr. McDermott received a B.S. Degree in Business Administration from the University of Wisconsin, Madison.

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

DIRECTORS

Our Board of Directors consists of eight seats. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. All our current directors were elected at our annual meeting of stockholders held on December 20, 2005. Four vacancies currently exist on the Board of Directors as of the date of this filing. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

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

COMPENSATION OF DIRECTORS

Cash Compensation. Our Bylaws provide that, by resolution of the Board of Directors, each director may be reimbursed his expenses of attendance at meetings of the Board of Directors; likewise, each director may be paid a fixed sum or receive a stated salary as a director. During the fiscal year ended June 30, 2006, no director receives any salary or other form of cash compensation for such service. Effective July 1, 2006, non-executive directors are entitled to receive $4,500 per quarter as compensation for their services as members of our Board of Directors.

Share Based Compensation. During the fiscal year ended June 30, 2006, each non-executive director is entitled to receive annually 70,000 fully-vested stock option grants, 7,000 stock option grants per meeting attended via conference call, 14,000 option grants per meeting attended in person, 3,500 option grants per meeting for participation on a committee or 5,000 stock option grants per meeting for chairing a committee, as compensation for their services as members of our Board of Directors. Effective July 1, 2006, non-executive directors entitled to receive quarterly $4,500 and annually 200,000 fully-vested stock option grants, 2,500 stock option grants per meeting attended via conference call, 5,000 option grants per meeting attended in person, or 1,250 option grants per meeting for participation on a committee, as compensation for their services as members of our Board of Directors.

For the twelve month period ending June 30, 2006, Messrs. McDermott and Segal earned 182,000 stock options each as compensation for their services as members of our Board of Directors.

For the twelve month period ending June 30, 2005, Messrs. McDermott, Brown and Segal earned 189,000, 154,000, and 189,000 stock options, respectively as compensation for their services as members of our Board of Directors.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2006, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation for the fiscal year ended June 30, 2006 for our executive officers:


                                          SUMMARY COMPENSATION TABLE
                      Annual Compensation                           Long-Term Compensation
             ---------------------------------------  --------------------------------------------------------
                                                           Restricted    Securities
   Name and                                     Other        Stock       Underlying    LTIP       All Other
   Principal            Salary     Bonus    Compensation     Awards     Options/SARS   Payouts  Compensation
Fiscal Position  Year     $          $            $            $             #            $           $
---------------- ----- --------- ---------- -------------- ----------- --------------- -------- --------------
      (a)        (b)      (c)       (d)          (e)          (f)           (g)          (h)         (i)
---------------- ----- --------- ---------- -------------- ----------- --------------- -------- --------------
Daniel R.        2006   189,375     --             15,083      --         2,455,000       --          --
Dwight,          2005   180,000   67,500(4)        14,689      --           750,000       --          --
President and    2004   180,000     --             14,292      --           726,206       --          --
Chief
Executive
Officer(1)

Richard F.       2006   160,000     --               --        --         1,020,000       --          --
Tusing, Chief    2005   160,000   37,530(4)          --        --           450,000       --          --
Operating        2004   160,000     --               --        --           971,756       --          --
Officer(2)

Richard A.       2006       --      --               --        --              --         --          --
Papworth Chief   2005       --      --               --        --              --         --          --
Financial        2004   120,000     --               --        --              --         --          --
Officer(3)


(1) Mr. Dwight became President and Chief Executive Officer of Kronos effective October 16, 2001. He executed a two year employment contract on November 15, 2001. His contract was renewed on August 13, 2003 and again on August 15, 2004, August 15, 2005 and April 13, 2006 by the Board of Directors. Effective April 15, 2006, his annual salary is $225,000.

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

                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTIONS/SAR VALUES(1)


                                                                                         VALUE OF
                                                          NUMBER OF SECURITIES         UNEXERCISED
                                                         UNDERLYING UNEXERCISED        IN-THE-MONEY
                    SHARES ACQUIRED                      OPTIONS/SARS AT FISCAL      OPTIONS/SARS AT
       NAME           ON EXERCISE      VALUE REALIZED          YEAR END(1)          FISCAL YEAR END(2)
------------------- ----------------- ----------------- -------------------------- ---------------------
Daniel R. Dwight,         -0-               -0-         Exercisable:  7,191,206                    -0-
President and                                           Unexercisable:      -0-                    -0-
Chief Executive
Officer(3)

Richard F.                -0-               -0-         Exercisable:  3,391,756                    -0-
Tusing, Chief                                           Unexercisable:      -0-                    -0-
Operating
Officer(4)

Richard A.                -0-               -0-         Exercisable:    998,475                    -0-
Papworth Chief                                          Unexercisable:      -0-                    -0-
Financial
Officer(5)

(1) These grants represent options to purchase common stock. No SAR's have been granted.

(2) The value of the unexercised in-the-money options were calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options as of June 30, 2006.

(3) Mr. Dwight became President and Chief Executive Officer of Kronos effective October 16, 2001.

(4) Mr. Tusing became Chief Operating Officer of Kronos effective January 1,
2002.

(5) Mr. Papworth was the Company's Chief Financial Officer from May 19, 2000 until January 1, 2004. On July 1, 2004 Mr. Papworth ended his employment with Kronos.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                       % TOTAL
                        NO. OF       OPTIONS/SAR'S
                      SECURITIES      GRANTED TO
                      UNDERLYING      EMPLOYEES    EXERCISE OR
                     OPTIONS/SAR'S    IN FISCAL    BASE PRICE    EXPIRATION
        NAME          GRANTED (#)     YEAR (%)    ($ PER SHARE)    DATE(1)
------------------- -------------   ------------- ------------ -----------------
Daniel R. Dwight       2,455,000          37.6%    $    0.060   April 13, 2016
President and
Chief Executive

Richard F. Tusing      1,020,000          15.6%    $    0.060   April 13, 2016
Chief Operating
Officer
             (1) Expatriation date is the earlier of April 13, 2016 or 90 days after the date the officer is no longer employed by the Company.

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

EMPLOYMENT AGREEMENTS

Daniel R. Dwight, our President and Chief Executive Officer, and our Company entered into an Employment agreement effective as of November 15, 2001. The initial term of Mr. Dwight's Employment Agreement was for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Dwight provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. The Board of Directors renewed Mr. Dwight's Employment Agreement on August 13, 2003 and again on August 15, 2004 and August 15, 2005. In April 2006, the Board of Directors renewed Mr. Dwight's Employment Agreement and increased his base cash compensation to $225,000 per year effective April 15, 2006. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. In addition, Kronos granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. Mr. Dwight will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at September 26, 2006 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 161,543,898 common shares issued and outstanding at September 26, 2006 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at September 26, 2006 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

                                                           COMMON STOCK
                                                        BENEFICIALLY OWNED
                                                     -------------------------
NAME AND ADDRESS                                        NUMBER       PERCENT
----------------                                     ------------- -----------
Daniel R. Dwight                                     8,393,132(1)        5.2%
464 Common Street
Suite 301
Belmont, MA  02478

Richard F. Tusing                                    4,244,508(2)        2.6%
464 Common Street
Suite 301
Belmont, MA  02478

James P. McDermott                                     979,077(3)        0.1%
464 Common Street
Suite 301
Belmont, MA  02478

Milton M. Segal                                        570,000(4)        0.0%
464 Common Street
Suite 301
Belmont, MA  02478

All Officers and Directors of Kronos                14,186,717(5)        8.8%


(1) Includes options to purchase 7,191,206 shares of common stock that can be acquired within sixty days of September 26, 2006. (2) Includes options to purchase 3,391,756 shares of common stock that can be acquired within sixty days of September 26, 2006. (3) Includes options to purchase 684,959 hares of common stock that can be acquired within sixty days of September 26, 2006. (4) Includes options to purchase 570,000 hares of common stock that can be acquired within sixty days of September 26, 2006. (5) Includes options to purchase 8,472,121 shares of common stock that can be acquired within sixty days of September 26, 2006.

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

On March 31, 2004, we entered into Promissory Notes with Daniel R. Dwight and Richard F. Tusing in exchange for past due compensation, expenses and interest do and payable for $363,139 and $485,883. The Notes bear a simple interest rate 1% per month and call for aggregate monthly principal and interest payments $6,718 and $8,989, respectively, for each month in which the Company's beginning cash balance equals or exceeds $200,000. Subject to certain conditions, including default, these notes become payable in full. In the event of a debt or equity financing, 20% of the proceeds derived from the financing will be used to pay down the outstanding interest and principal obligations. As a result of the Cornell Capital financing, the Notes are due and payable in full. As of June 30, 2006, Kronos had repaid the first promissory Note in full and owed $1.8 million under the second Promissory Note.

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

10.29           Warrant No. 1 dated May 9, 2003,             Incorporated by reference to
                issued to HoMedics                           Exhibit 99.7 to the Registrant's
                                                             8-K filed on May 15, 2003

10.30           Warrant No. 2 dated May 9, 2003,             Incorporated by reference to
                issued to HoMedics                           Exhibit 99.7 to the Registrant's
                                                             8-K filed on May 15, 2003
                                                             2002


10.31           Promissory Note by and among Kronos          Incorporated by reference to
                 Advanced Technologies, Inc., and            Exhibit 10.67 to the Registrant's
                 Richard A. Papworth                         Form 10-Q for the quarterly period
                                                             ended March 31, 2004 filed on
                                                             May 17, 2004

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

10.36           Securities Purchase Agreement, dated         Incorporated by reference to
                October 15, 2004, by and between Kronos      Exhibit 99.5 to the Registrant's
                Advanced Technologies, Inc. and Cornell      Form 8-K filed on November 12, 2004
                Capital Partners, LP


10.37           Investor Registration Rights Agreement,      Incorporated by reference to
                dated October 15, 2004, by and between       Exhibit 99.6 to the Registrant's
                Kronos Advanced Technologies, Inc. and       Form 8-K filed on November 12, 2004
                Cornell Capital Partners, LP

10.38           Escrow Agreement, dated October 15, 2004,    Incorporated by reference to
                by and between Kronos Advanced               Exhibit 99.7 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form 8-K filed on November 12, 2004
                Partners, LP



10.39           Amended and Restated Warrant No. 1,          Incorporated by reference to
                dated October 25, 2004, issued to FKA        Exhibit 99.11 to the Registrant's
                Distributing Co. d/b/a HoMedics, Inc.        Form 8-K filed on November 12, 2004

10.40           Amended and Restated Warrant No. 2,          Incorporated by reference to
                dated October 25, 2004, issued to FKA        Exhibit 99.12 to the Registrant's
                Distributing Co. d/b/a HoMedics, Inc.        Form 8-K filed on November 12, 2004

10.41           Warrant No. 3, dated October 25, 2004,       Incorporated by reference to
                issued to FKA Distributing Co. d/b/a         Exhibit 99.13 to the Registrant's
                HoMedics, Inc.

10.42           Amended and Restated Registration Rights     Incorporated by reference to
                Agreement, dated October 25, 2004, by        Exhibit 99.14 to the Registrant's
                And between Kronos Advanced                  Form 8-K filed on November 12, 2004
                Technologies Inc., a Nevada corporation
                and FKA Distributing Co. d/b/a HoMedics,
                a Michigan corporation

10.43           Termination Agreement dated March 28,        Incorporated by reference to Exhibit
                2005, by and between Kronos Advanced         10.63 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP

10.44           Standby Equity Distribution Agreement,       Incorporated by reference to Exhibit
                dated April 13, 2005, by and between         10.64 to the Registrant's Form SB-2
                Kronos Advanced Technologies, Inc. and       filed on April 19, 2005
                Cornell Capital Partners, LP



10.45           Registration Rights Agreement, dated         Incorporated by reference to Exhibit
                April 13, 2005, by and between Kronos        10.65 to the Registrant's Form SB-2
                Advanced Technologies, Inc. and Cornell      filed on April 19, 2005
                Capital Partners, LP


10.46           Escrow Agreement, dated April 13, 2005,      Incorporated by reference to Exhibit
                by and between Kronos Advanced               10.66 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP

10.47           Placement Agent Agreement, dated April       Incorporated by reference to Exhibit
                13, 2005, by and between Kronos Advanced     10.67 to the Registrant's Form SB-2
                Technologies, Inc. and Cornell Capital       filed on April 19, 2005
                Partners, LP


10.48           Form of Equity-Back Promissory Note in       Incorporated by reference to Exhibit
                the principal amount of $2,000,000 dated     10.68 to the Registrant's Form SB-2
                March 7, 2005 between Kronos Advanced        filed on April 19, 2005
                Technologies, Inc. and Cornell Capital
                Partners, LP

10.49           Form of Equity-Back Promissory Note in       Incorporated by reference to Exhibit
                the principal amount of $2,000,000 dated     10.59 to the Registrant's Form 10-KSB
                June 22, 2005 between Kronos Advanced        filed on September 28, 2005
                Technologies, Inc. and Cornell Capital
                Partners, LP


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

32              Certification by Chief Executive Officer      Provided herewith
                and Acting Chief Financial Officer
                pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002


ITEM 14. PRINCIPAL ACCOUNTANT AND SERVICES

The firm Sherb & Co. LLP, independent registered public accounting firm, has audited our financial statements for the year ended June 30, 2006. The Board of Directors has appointed Sherb & Co. LLP to serve as our independent registered public accounting firm for the 2006 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2007.

The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. LLP for fiscal year 2006 and 2005.



                        June 30, 2006   June 30, 2005
                       --------------- ---------------
Audit Fees(1)          $       67,000  $       62,500
Audit-Related Fees              2,310          14,165
                       --------------- ---------------
Total                  $       69,310  $       76,665
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

Date: September 28, 2006.

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





SIGNATURE                          TITLE                        DATE
---------                          -----                        ----

/s/ Daniel R. Dwight               Director, President,     September 28, 2006
-----------------------------      Chief Executive
Daniel R. Dwight                   Officer and Acting
                                   Chief Financial
                                   Officer




/s/ James P. McDermott             Director                 September 28, 2006
-----------------------------
James P. McDermott


/s/ M. J. Segal                    Director September 28, 2006
-----------------------------
M. J. Segal


/s/ Richard F. Tusing              Director and Chief       September 28, 2006
-----------------------------      Operating Officer
Richard F. Tusing