Form 10QSB
period 2006-09-30
KRONOS ADVANCED TECHNOLOGIES INC
filed 2006-11-14
CIK 1108248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                                   __ Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 2006, there were 186,921,093 shares outstanding of the issuer's common stock.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our (unaudited) consolidated financial statements for the three months ended September 30, 2006.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                           September 30,
                                               2006                 June 30,
Assets                                     (Unaudited)                2006
                                         ----------------       ----------------
Current Assets
 Cash                                    $       123,902        $       598,323
 Accounts Receivable                                   -                 10,000
 Other Current Assets                             48,028                 58,028
                                         ----------------       ----------------
  Total Current Assets                           171,930                666,351
                                         ----------------       ----------------
Net Property and Equipment                         7,409                  5,597

Other Assets
 Intangibles                                   1,906,755              1,983,908
                                         ----------------       ----------------
  Total Other Assets                           1,906,755              1,983,908
                                         ----------------       ----------------
Total Assets                             $     2,086,094        $     2,655,856
                                         ================       ================

Liabilities and Stockholders' Deficit

Current Liabilities
 Accrued expenses and payables
  to directors and officers              $        10,661        $         8,843
 Accounts payable                                196,312                204,632
 Accrued interest expenses                       869,165                879,144
 Accrued expenses                                 46,416                 41,111
 Deferred revenue                                    800                 20,000
 Notes payable, current portion                1,565,000              1,815,000
 Notes payable to directors and
  officers                                       202,307                256,544
                                         ----------------       ----------------
  Total Current Liabilities                    2,890,661              3,225,274
                                         ----------------       ----------------
Long Term Liabilities
  Notes payable                                2,575,000              2,575,000
                                         ----------------      -----------------
  Total Long Term Liabilities                  2,575,000              2,575,000
                                         ----------------      -----------------

     Total Liabilities                         5,465,661              5,800,274
                                         ----------------      -----------------
Stockholders' Deficit
 Common stock, authorized
 500,000,000 shares of $0.001 par value
 Issued and outstanding - 161,543,898
 and 144,499,657, respectively                   161,544                144,500
Capital in excess of par value                28,418,621             27,828,241
Accumulated deficit                          (31,959,732)           (31,117,159)
                                         ----------------       ----------------
  Total Stockholders' Deficit                 (3,379,567)            (3,144,418)
                                         ----------------       ----------------
  Total Liabilities and
   Stockholders' Deficit                 $     2,086,094         $    2,655,856
                                         ================       ================


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                           Three months ended September 30,
                                         -------------------------------------
                                             2006                  2005
                                         (Unaudited)            (Unaudited)
                                         --------------      -----------------
 Sales                                   $      19,200       $         15,000
 Cost of sales                                   9,584                      -
                                         --------------      -----------------
 Gross Profit                                    9,616                 15,000
                                         --------------      -----------------
 Selling, General and Administrative
 expenses:
  Compensation and benefits                    337,721                315,044
  Research and development                      29,607                104,995
  Professional services                        102,711                102,861
  Depreciation and amortization                108,850                171,820
  Facilities                                    27,044                 17,186
  Insurance                                     54,144                 37,144
  Other selling general and
   administrative expenses                      92,878                 83,018
                                         --------------      -----------------
 Selling, General and Administrative
 expenses                                      752,955                832,068
                                         --------------      -----------------
 Net Operating Loss                           (743,339)              (817,068)

 Interest Expense                              (99,234)              (156,142)
                                         --------------      -----------------
  Net Loss                               $    (842,573)      $       (973,210)
                                         ==============      =================
Basic Loss Per Share                     $       (0.01)      $          (0.01)
                                         ==============      =================
Diluted Loss Per Share                   $       (0.01)      $          (0.01)
                                         ==============      =================

Weighted average shares outstanding        149,157,131             76,038,741


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                        For the three months ended September 30,
                                                    ------------------------------------------------
                                                            2006                        2005
                                                        (Unaudited)                 (Unaudited)
                                                    ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss from continuing operations                $            (842,573)    $            (973,210)

Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                  118,850                   171,819
   Options issued for compensation/services                        57,424                    41,739
 Change In:
  Accounts receivable                                              10,000                   (15,000)
  Prepaid expenses and other assets                                     -                    (7,138)
  Deferred revenue                                                (19,200)                        -
  Accounts Payable                                                 (6,502)                 (191,035)
  Accrued Expenses and other liabilities                           (4,674)                  107,409
                                                    ----------------------    ----------------------
   Net cash used in Operating Activities                         (686,675)                 (865,416)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                               (2,194)                   (2,100)
 Investment in patent protection                                  (31,315)                        -
                                                    ----------------------    ----------------------
  Net cash used in Investing Activities                           (33,509)                   (2,100)
                                                    ----------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock for cash                                550,000                   510,000
 Repayments of short-term borrowings                             (304,237)                 (614,508)
                                                    ----------------------    ----------------------
   Net cash (used in) provided by
     Financing Activities                                         245,763                  (104,508)
                                                    ----------------------    ----------------------
NET DECREASE IN CASH                                             (474,421)                 (972,024)

CASH
  Beginning of period                                             598,323                 1,554,906
                                                    ----------------------    ----------------------

  End of period                                     $             123,902     $             582,882
                                                    ======================    ======================

Supplemental schedule of financing activities:
     Interest paid in cash                          $            106,649      $              1,648
                                                    =====================     =====================


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Kronos Advanced Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2007.

These consolidated financial statements are those of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the Kronos Advanced Technologies, Inc. Form 10-KSB for the fiscal year ended June 30, 2006, which was filed on September 28, 2006.

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


Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:


EOL. In December 2005, Kronos executed a non-exclusive License Agreement with EOL LLC, a Russian Federation corporation. Based in Korolev, Moscow Region, Russia, EOL will leverage the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices and space heaters in select Commonwealth of Independent States. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL will provide Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. Based on contractual milestones, EOL is required to: (i) complete initial product design by March 2006; (ii) complete initial product prototypes by June 2006; and (iii) make product available for customer purchase by September 2006. In March 2006, EOL achieved the first milestone: initial design of a wall mounted air sterilizer for the health care market. In June 2006, EOL achieved the second milestone: completion of the initial product prototypes. In August 2006, the Russian Research Institute of Medical Equipment began the process for product certification of the EOL device for use in medical facilities, including a successful clinical trial of EOL products in the Pulmonary Department of Municipal Hospital #2 in Moscow. In September 2006, EOL achieved the third milestone: EOL has begun to assemble the finished products in Russia from components supplied both locally and from contract manufacturers in China, as well as electronic components and power supplies from Kronos. In October 2006, Scientific Institution of Health Care, Central Clinical Hospital #2 in Moscow completed the final trial of the Kronos-based TreeTM air purification device in conjunction with the Russian Research Institute of Medical Equipment process for approving the product for medical use and the Russian Research Institute approved the Kronos-based TreeTM air purification device for use in hospitals and other healthcare facilities. The device received

Category I approval, which means the product has met the strictest regulations required for a device to be used in operating rooms and other areas that require a sterile environment. In November 2006, following the Russian Research Institute approval, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate that designates the Kronos-based TreeTM air purification device for medical use. The initial medical products are currently being marketed in Russia and planned to be marketed beginning in 2007 in Ukraine, Kazakhstan, Moldova and Byelorussia.


DESA. In June 2006, the Company executed a License Agreement with DESA IP, LLC, a wholly owned subsidiary of DESA LLC. DESA is a global provider of hearth, heating and zone comfort products. DESA is the first U.S. company to license the technology for embedded applications, which represents another step forward in the commercialization and globalization of Kronos' proprietary air movement, filtration and decontamination technology. This License Agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. DESA will be seeking to take advantage of the silence, energy efficiency and, in select applications, air filtration benefits of the Kronos technology. DESA has the rights to distribute these products across thirty-four countries in North America, Europe and the former Eastern Block region. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos.

Global Appliance Manufacturer. In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. In addition, the customer has committed to a 120 day testing and evaluation period on a non-exclusive basis. This next generation range hood device will represent the culmination of more than 12 months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006.


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


Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and its subsidiary for the periods in which the subsidiary was owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At September 30, 2006, we had only one subsidiary, Kronos Air Technologies, Inc.


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


Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At September 30, 2006 and June 30, 2006 the cash balances held at financial institutions were in excess of federally insured limits.


Accounts Receivable. The Company provides an allowance for potential losses, if necessary, on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at September 30, 2006 and June 30, 2006. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.


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

Recent Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued SFAS Statement No. 155, which is an amendment of SFAS Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted. This statement has not had any impact on the financial statements since adoption.


Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS Statement No. 156, which amends SFAS Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Accounting for Uncertainty in Income Taxes. In June 2006, the FSAB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the first fiscal year beginning after December 15, 2006. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer's Exercise of a Call Option. In June 2006, the FSAB ratified Emerging Issues Task Force 05-1, Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer's Exercise of a Call Option ("EITF 05-1"). EITF 05-1 addresses instruments that are currently not convertible to equity but the instrument becomes convertible upon the exercise of the issuer's call option. EITF 05-1 calls for debt extinguishment treatment if the instrument did not contain a substantive conversion feature apart from the right to convert upon the issuer's exercise of its call right at the date of issuance. Conversely, if such substantive conversion feature did exist at issuance date, EITF 05-1 requires conversion treatment for those equity securities issued to satisfy the debt conversion. EITF 05-1 must be applied prospectively as of June 28, 2006. The Company does not expect EITF 05-1 to have a significant impact on its future financial position or results of operations.


Fair Value Measurements. In September 2005, the FSAB issued SFAS Statement No.
157. This Statement defines fair value, establishes a framework for measuring fair value according to GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact this Statement will have on the financial statements of the Company once adopted.


NOTE 4 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at September 30, 2006 and June 30, 2006 are as follows:


                                         September 30, 2006
                                            (unaudited)         June 30, 2006
                                         ---------------       ---------------
Benefit from carryforward of capital
and net operating losses                 $   (7,685,000)       $   (7,209,000)

Other temporary differences                    (157,000)             (157,000)

Options issued for services                    ( 21,000)             (218,000)
Less:
  Valuation allowance                         7,863,000             7,584,000
                                         ---------------       ---------------
  Net deferred tax asset                 $            -        $            -
                                         ===============       ===============

The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                           September 30, 2006
                                              (Unaudited)                                June 30,2006
                                    ------------------------------------  -------------------------------------
                                                                % of                                  % of
                                       Amount               Pre-Tax Loss         Amount            Pre-Tax Loss
                                    -------------           ------------     --------------        ------------
    Benefit for income tax at:
    Federal statutory rate         $      (286,000)           (34.0)%      $    (1,360,000)           (34.0)%
    State statutory rate                   (17,000)            (2.0)%              (80,000)            (2.0)%
    Non-deductible expenses                 24,000              2.8 %              105,000              2.6 %
    Increase in valuation allowance        279,000             33.2 %            1,335,000             33.4 %
                                    ------------------------------------  -------------------------------------
                                    $           -               0.0 %      $            -               0.0 %
                                    ====================================  =====================================

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.


At September 30, 2006, the Company has approximately $18.3 million of unused Federal net operating losses, $2.3 million capital losses and $14.1 million State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years through 2026 and could be subject to limitations if significant ownership changes occur in the Company.


NOTE 5 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Company licenses, manufactures and distributes air movement and purification devices utilizing the Kronos technology. For the three months ended September 30, 2006 and the fiscal year ended June 30, 2006 the Company operated only in the U.S.

NOTE 6 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 149,157,131 and 76,038,741 for the three months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, there were outstanding options to purchase 23,636,027 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of September 30, 2005, there were outstanding options and warrants to purchase 15,782,425 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 7 - NOTES PAYABLE

The Company had the following obligations as of September 30, 2006 and June 30, 2006,


                                          September 30, 2006
                                               (Unaudited)      June 30, 2006
                                            ---------------    ---------------
     Obligations to Cornell Capital(1)      $    1,565,000     $    1,815,000
     Obligation to HoMedics (2)                  2,575,000          2,575,000
     Obligation to current employees (3)           202,307            256,544
                                             --------------     ---------------
                                                 4,342,307          4,646,544
    Less:
     Current portion                             1,767,307          2,071,544
                                            ---------------    ---------------
     Total long term obligations net of
         current portion                    $    2,575,000     $    2,575,000
                                            ===============    ===============

(1) These notes have a one year term and bear interest at 12% with weekly payments.

(2) This note has a 5 year term and bears interest at 6% with no payments required until February 1, 2007. This note along with an obligation by HoMedics to provide Kronos with an additional $750,000 in debt financing was issued along with warrants for the purchase of 40 million shares of the Company's common stock.

(3) These notes bear interest at the rate of 12%. They represent obligation to current employees of the Company, which are due and payable in full.

NOTE  8 - COMMITMENTS AND CONTINGENCIES

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two Promissory Notes, which was funded as follows: $2 million upon the filing an SB-2 Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twelve months. As of September 30, 2006, Kronos has received $6.9 million in funding under these agreements. As of September 30, 2006, the Company owed $1.5 million under the second Promissory Note.

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


Richard F. Tusing, Chief Operating Officer, and the Company entered into an Employment agreement effective as of January 1, 2003. The initial term of Mr. Tusing's Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Tusing provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. The Board of Directors renewed Mr. Tusing's Employment Agreement on October 1, 2004, October 1, 2005 and October 1, 2006. Mr. Tusing's Employment Agreement provides for base cash compensation of $160,000 per year. Mr. Tusing will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.


NOTE 9 - SUBSEQUENT EVENTS

In October 2006, DESA approved Kronos' designs for the first Kronos-based product to be licensed by DESA and committed to the funding of the product development by Kronos.


In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. The product has been shipped to the customer for testing and evaluation.


In October 2006, Kronos began shipment of components and, in November 2006, began shipment of complete power supplies manufactured by Kronos to EOL for installation in finished products being assembled, marketed and distributed in Russia by EOL.


In October 2006, the U.S. Patent Office issued its latest Kronos patent (#7,122,070). In total, Kronos has been awarded eleven U.S. patents and two international patents.


In October 2006, Kronos issued 25,377,195 shares of common stock for $400,000 to Cornell under the terms of our Standby Equity Distribution Agreement. The proceeds were used to increase the Company's cash reserves and repay debt.


In October 2006, Scientific Institution of Health Care, Central Clinical Hospital #2 in Moscow completed the final trial of the Kronos-based TreeTM air purification device in conjunction with the Russian Research Institute of Medical Equipment process for approving the product for medical use.

In October 2006, the Russian Research Institute of Medical Equipment approved the Kronos-based TreeTM air purification device for use in hospitals and other healthcare facilities. The device received Category I approval, which means the product has met the strictest regulations required for a device to be used in operating rooms and other areas that require a sterile environment.

In November 2006, following the Russian Research Institute approval, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate that designates the Kronos-based TreeTM air purification device for medical use.

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

     o Medical Products - In December 2005, the Company executed a non-exclusive license agreement with EOL LLC, a Russian Federation company, for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States. In September 2006, began to assemble the finished products in Russia from components supplied both locally and from contract manufacturers in China, as well as electronic components and power supplies from Kronos. The initial Medical Products are currently being marketed in Russia and planned to be marketed beginning in 2007 in Ukraine, Kazakhstan, Moldova and Byelorussia. In November 2006, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate for the product that designates the product for medical use;

     o Commercial and Other Standalone Products - During the year, Kronos completed the initial design and development of space heaters and vaporizers, which are undergoing evaluation by potential strategic partners.



     Embedded Platform:

     o Commercial Products - In June 2006, the Company executed its first license for embedded applications of Kronos technology with DESA LLC. The agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos.

     o Residential Products - In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. In addition, the customer has committed to a 120 day testing and evaluation period on a non-exclusive basis. This next generation range hood device will represent the culmination of more than 12 months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006;

     o Microelectronics Products - In June 2006, the Washington Technology Center awarded the Company in conjunction with the University of Washington and Intel Corporation continued funding for a research and development project based on a novel cooling system for microelectronics and computer chips.


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


Sterilization Testing Results:

     o Scientific Institution of Health Care, Central Clinical Hospital #2 in Moscow (clinical trial):

          - 100% decontamination of bacteria (Staphylococcus aureus) in under one hour and 80% decontamination of general bacteria in under 24 hours from a 48m(3) hospital room while people were present;

     o Pulmonary Department of Municipal Hospital #2 in Moscow (clinical trial):

          - 100% decontamination of bacteria (Staphylococcus aureus) in under five hours from a 66m(3) hospital room while four patients were present; and

          - 100% decontamination of mildew fungi in under two hours from a 113.2m(3) hospital room;

     o    Disinfection Research Institute Sterilization Laboratory in Moscow:

          - disinfected a room completely contaminated with Bacteriophage - a microorganism which lives in the E. Coli bacteria. Bacteriophage is widely used in virus testing because the microorganism's biological structure and size share many functional similarities with a wide range of viruses; and

          - 100% decontamination of room infected with bacteria (Staphylococcus aureus strain 906 (S. aureus) and Bacillus cereus strain 96 (B. cereus) - S. aureus is a known cause of hospital-acquired infections, including skin lesions such as boils and furunculosis and more serious infections such as pneumonia and meningitis;

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


                               Standalone Platform


Medical Products. In December 2005, Kronos executed a non-exclusive License Agreement with EOL LLC, a Russian Federation corporation. Based in Korolyov, Moscow Region, Russia, EOL will leverage the Kronos technology to produce, market, and distribute Kronos commercial air purification and bacteriological and virus destruction devices in select Commonwealth of Independent States for the health care market. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL will provide Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. Based on contractual milestones, EOL is required to: (i) complete initial product design by March 2006; (ii) complete initial product prototypes by June 2006; and (iii) make initial product available for customer purchase by September 2006.

In March 2006, EOL achieved the first milestone: initial design of a wall mounted air sterilizer for the health care market. In June 2006, EOL achieved the second milestone: completion of the initial product prototypes. In August 2006, the Russian Research Institute of Medical Equipment began the process for product certification of the EOL device for use in medical facilities, including a successful clinical trial of EOL products in the Pulmonary Department of Municipal Hospital #2 in Moscow. In September 2006, EOL achieve the third milestone: EOL has begun to assemble the finished products in Russia from components supplied both locally and from contract manufacturers in China, as well as electronic components and power supplies from Kronos. In October 2006, Scientific Institution of Health Care, Central Clinical Hospital #2 in Moscow completed the final trial of the Kronos-based TreeTM air purification device in conjunction with the Russian Research Institute of Medical Equipment process for approving the product for medical use and the Russian Research Institute approved the Kronos-based TreeTM air purification device for use in hospitals and other healthcare facilities. The device received Category I approval, which means the product has met the strictest regulations required for a device to be used in operating rooms and other areas that require a sterile environment. In November 2006, following the Russian Research Institute approval, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate that designates the Kronos-based TreeTM air purification device for medical use. The initial medical products are currently being marketed in Russia and planned to be marketed beginning in 2007 in Ukraine, Kazakhstan, Moldova and Byelorussia


Commercial and Other Standalone Products. Utilizing our recently expanded product development resources, Kronos completed the initial design, development and production of a series of small multifunctional devices that can be used as space heaters, vaporizers, disinfectors, deodorizers and/or fans. Based on the proprietary Kronos technology, these devices are currently undergoing testing and evaluation. Kronos has been meeting with potential strategic partners for manufacturing, marketing, selling and distributing these Kronos-based products.


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


                                Embedded Platform


Commercial Products. In June 2006, the Company executed a License Agreement with DESA IP, LLC, a wholly owned subsidiary of DESA LLC. DESA is a global provider of hearth, heating and zone comfort products. DESA is the first U.S. company to license the Kronos technology for embedded applications, which represents another step forward in the commercialization and globalization of Kronos' proprietary air movement, filtration and decontamination technology. This License Agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. DESA will be seeking to take advantage of the silence, energy efficiency and, in select applications, air filtration benefits of the Kronos technology. DESA has the rights to distribute these products across thirty-four countries in North America, Europe and the former Eastern Block region. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos.


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

Residential Products. During the second half of fiscal 2006, several leading global home appliance manufacturers initiated discussions with Kronos with an interest in using the Kronos technology for developing select residential applications, including silent kitchen range hoods. With specific customer input, Kronos has designed and developed initial prototype range hoods for additional customer demonstration and evaluation. In August 2006, a leading global appliance manufacturer requested a second prototype be designed and built to their specifications for further evaluation. In October 2006, the customer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. In addition, the customer has committed to a 120 day testing and evaluation period on a non-exclusive basis. This next generation range hood device represents the culmination of more than 12 months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006.


Military Products. The U. S. Department of Defense has provided Kronos with various grants and contracts to develop, test and evaluate the Kronos technology for embedded applications. Under a Office of Naval Research grant and SBIR Phase I and Phase II contracts, the U. S. military had provided Kronos with over $1 million in funding. The Company currently has devices build for the U.S. Navy under evaluation by Northrop Grumman for potential deployment of U.S. Naval ships.


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

                                  U.S. Patents


 Date         U.S. Patent #        Patent Title              Description                     Protection
 ----         -------------        ------------              -----------                     ----------
October       7,122,070            Method of and             inertialess power supply for       2025
2006                               Apparatus for             safe operation and spark
                                   Electrostatic Fluid       prevention
                                   Acceleration

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

RESULTS OF OPERATIONS

Consolidated Statement of Operations For the Quarter Ended September 30, 2006.

Our net losses for each of the quarters ended September 30, 2006 and September 30, 2005 were $843,000 and $973,000, respectively. The decrease in the net loss for the quarter ended September 30, 2006, as compared to the prior year, was principally the result of a $79,000 or 10% decrease in operating costs to $753,000 and a $57,000 or 36% decrease in interest expense.

Revenue. Revenues are generated through sales of services for design and development of Kronos devices at Kronos Air Technologies, Inc. Revenues for the quarter ended September 30, 2006 were $19,000 compared with $15,000 in the prior year. Revenues for the three months ended were from our license agreement with DESA. Revenues for the three months ended September 30, 2005 were from fees associated with our prototype development and acquisition agreement with a luxury automotive manufacturer.

Cost of Sales. Cost of sales for the quarter ended September 30, 2006 was $10,000 compared with $0 for the prior year. Cost of sales for the quarter ended September 30, 2006 was primarily product development costs associated with our DESA license agreement.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the quarter ended September 30, 2006 decreased $79,000 from the corresponding period of the prior year to $753,000. The decrease was principally the result of a $75,000 decrease in research and development as a result of a shift in focus from technology research to technology commercialization and product development, a $63,000 decrease in depreciation and amortization as a result of an increase in the amortization of capitalized patent costs and Cornell Capital funding costs, partially offset by a $23,000 increase in compensation and benefits as a result of an the expansion of the Company's product development resources.

Interest expense. Interest expenses for the quarter ended September 30, 2006 was $99,000 compared to $156,000 for the corresponding period of the prior year. The $57,000 decrease in interest expense for the quarter ended September 30, 2006, as compared to the prior year, was principally the result of decrease in notes payable to Cornell Capital.

Consolidated Balance Sheet as of September 30, 2006

Our total assets at September 30, 2006 were $2,086,000 compared with $2,656,000 at June 30, 2006. Total assets at September 30, 2006 and June 30, 2006 were comprised primarily of $1,907,000 and $1,984,000, respectively, of patents/intellectual property and $124,000 and $598,000, respectively, of cash. Total current assets at September 30, 2006 and June 30, 2006 were $172,000 and $666,000, respectively, while total current liabilities for those same periods were $2,891,000 and $3,225,000, respectively, creating a working capital deficit of $2,719,000 and $2,559,000 at each respective period end. This working capital deficit is primarily due to short term borrowings from Cornell Capital Partners.

Stockholders' deficit as of September 30, 2006 was ($3,380,000). The $843,000 net loss for the three months ended September 30, 2006 was partially offset by the sale and issuance of common stock for cash ($550,000) and the issuance of options for services ($57,000).

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt and customer contracts for research and product development to finance our operations.


In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners provided $4 million pursuant to two Promissory Notes, which were funded as follows: $2 million upon the filing an SB-2 Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding which Kronos has the option to drawdown against in increments as large as $1.5 million over the next twelve months. In May 2006, Kronos completed repayment of the first $2 million promissory note. As of September 30, 2006, Kronos has received $6.9 million in funding under these agreements and owed $1.5 million under the second Promissory Note.

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


Net cash flow used in operating activities was $0.7 million for the quarter ended September 30, 2006. We were able to satisfy most of our cash requirements for this period from the proceeds of the $2 million Promissory Note with Cornell Capital Partners, the sale of equity to Cornell Capital Partners and our DESA license agreement.


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


We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net loss of $0.8 million for the quarter ended September 30, 2006 and a net loss of $4.0 million for the fiscal year ended June 30, 2006. As a result, at September 30, 2006 and June 30, 2006, we had an accumulated deficit of $32.0 million and $31.1 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of debt. We expect that our revenues and cash flows from operations will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos technologies. No assurances can be given that we will be able to successfully commercialize our Kronos technologies or that we will ever be profitable.


We will require significant additional financing to sustain our operations and without it we will not be able to continue operations.

At September 30, 2006 and June 30, 2006, we had a working capital deficit of $2.7 million and $2.6 million, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2006, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the quarter ended September 30, 2006 and fiscal year ended June 30, 2006, we had an operating cash flow deficit of $0.7 million and $2.6 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.


If obtaining sufficient financing from Cornell Capital Partners and/or our strategic customers were to be unavailable and if we are unable to commercialize and sell our products or technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the funds available under the Standby Equity Distribution Agreement, we may still need additional capital to fully implement our business, operating and development plans. At September 30, 2006 and June 30, 2006, we had a cash balance of $124,000 and $598,000, respectively. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.


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


Our net intangible assets of approximately $1.9 million as of September 30, 2006 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003 and capitalized legal costs for securing patents. Intangible assets comprise 91% of our total assets as of September 30, 2006. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.


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

Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's first fiscal quarter ended September 30, 2006, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting during the fiscal quarter ended September 30, 2006, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-QSB.

 PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be subject to law suits in the normal course of business. Thompson E. Fehr has filed a complaint against Kronos with respect to prior services rendered to High Voltage Integrated, Inc. totaling $47,130. The Company believes this complaint is without merit and will rigorously defend itself.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, we issued 22,758,527 shares of Kronos common stock to Cornell Capital Partners under our Standby Equity Distribution Agreement. The proceeds from the issuance of these shares were used to repay $350,000 of debt and to increase the Company's cash reserves by $300,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. EXHIBITS


EXHIBIT NO.         DESCRIPTION                                  LOCATION
--------------------------------------------------------------------------------------------
2.1             Articles of Merger for Technology            Incorporated by reference to
                Selection, Inc. with the Nevada              Exhibit 2.1 to the Registrant's
                Secretary of State                           Registration Statement on Form
                                                             S-1 filed on August 7, 2001 (the
                                                             "Registration Statement")

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

10.43           Termination Agreement dated March 28,        Incorporated by reference to
                2005, by and between Kronos Advanced         Exhibit 10.63 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form SB-2 filed on April 19, 2005
                Partners, LP

10.44           Standby Equity Distribution Agreement,       Incorporated by reference to
                dated April 13, 2005, by and between         Exhibit 10.64 to the Registrant's
                Kronos Advanced Technologies, Inc. and       Form SB-2 filed on April 19, 2005
                Cornell Capital Partners, LP

10.45           Registration Rights Agreement, dated         Incorporated by reference to
                April 13, 2005, by and between Kronos        Exhibit 10.65 to the Registrant's
                Advanced Technologies, Inc. and Cornell      Form SB-2 filed on April 19, 2005
                Capital Partners, LP

10.46           Escrow Agreement, dated April 13, 2005,      Incorporated by reference to
                by and between Kronos Advanced               Exhibit 10.66 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form SB-2 filed on April 19, 2005
                Partners, LP


10.47           Placement Agent Agreement, dated April       Incorporated by reference to
                13, 2005, by and between Kronos Advanced     Exhibit 10.67 to the Registrant's
                Technologies, Inc. and Cornell Capital       Form SB-2 filed on April 19, 2005
                Partners, LP


10.48           Form of Equity-Back Promissory Note in       Incorporated by reference to
                the principal amount of $2,000,000 dated     Exhibit 10.68 to the Registrant's
                March 7, 2005 between Kronos Advanced        Form SB-2 filed on April 19, 2005
                Technologies, Inc. and Cornell Capital
                Partners, LP

10.49           Form of Equity-Back Promissory Note in       Incorporated by reference to
                the principal amount of $2,000,000 dated     Exhibit 10.59 to the Registrant's
                June 22, 2005 between Kronos Advanced        Form 10-KSB filed on September
                Technologies, Inc. and Cornell Capital       28, 2005
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

32              Certification by Chief Executive Officer      Provided herewith
                and Chief Financial Officer
                pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     DATED:   November 14, 2006         KRONOS ADVANCED TECHNOLOGIES, INC.

                                        By: /s/ DANIEL R. DWIGHT
                                                ----------------------
                                                Daniel R. Dwight
                                                President and Chief Executive
                                                Officer


                                        By: /s/ DANIEL R. DWIGHT
                                                ------------------------
                                                Daniel R. Dwight
                                                Chief Financial Officer