Form 10QSB
period 2007-02-17
KRONOS ADVANCED TECHNOLOGIES INC
filed 2007-02-20
CIK 1108248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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


                 464 Common Street, Suite 301, Belmont, MA 02478
               (Address of principal executive offices) (Zip Code)

                                 (617) 364-5089
              (Registrant's telephone number, including area code)



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

                                   __ Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 16, 2007, there were 231,142,803 shares outstanding of the issuer's common stock.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our (unaudited) consolidated financial statements for the six months ended December 31, 2006.

                                                KRONOS ADVANCED TECHNOLOGIES, INC.
                                                    CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                                        2006                 June 30,
                         Assets                                     (Unaudited)                2006
                                                                  ----------------       ----------------
                         Current Assets
                          Cash                                    $        53,849        $       598,323
                          Accounts Receivable                              55,936                 10,000
                          Other Current Assets                             50,773                 58,028
                                                                  ----------------       ----------------
                           Total Current Assets                           160,558                666,351
                                                                  ----------------       ----------------
                         Net Property and Equipment                         7,043                  5,597

                         Other Assets
                          Intangibles                                   1,846,689              1,983,908
                                                                  ----------------       ----------------
                           Total Other Assets                           1,846,689              1,983,908
                                                                  ----------------       ----------------
                         Total Assets                             $     2,014,290        $     2,655,856
                                                                  ================       ================

                         Liabilities and Stockholders' Deficit

                         Current Liabilities
                          Accrued expenses and payables
                           to directors and officers              $        34,781        $         8,843
                          Accounts payable                                385,697                204,632
                          Accrued interest expenses                       677,019                879,144
                          Accrued expenses                                188,009                 41,111
                          Deferred revenue                                      -                 20,000
                          Notes payable, current portion                2,503,809              1,815,000
                          Notes payable to directors and
                           officers                                       202,307                256,544
                                                                  ----------------       ----------------
                           Total Current Liabilities                    3,991,622              3,225,274
                                                                  ----------------       ----------------
                         Long Term Liabilities
                           Notes payable                                1,716,667              2,575,000
                                                                  ----------------      -----------------
                           Total Long Term Liabilities                  1,716,667              2,575,000
                                                                  ----------------      -----------------

                              Total Liabilities                         5,708,289              5,800,274
                                                                  ----------------      -----------------
                         Stockholders' Deficit
                          Common stock, authorized
                          500,000,000 shares of $0.001 par value
                          Issued and outstanding - 195,468,102
                          and 144,499,657, respectively                   195,468                144,500
                         Capital in excess of par value                28,942,121             27,828,241
                         Accumulated deficit                          (32,831,588)           (31,117,159)
                                                                  ----------------       ----------------
                           Total Stockholders' Deficit                 (3,693,999)            (3,144,418)
                                                                  ----------------       ----------------
                           Total Liabilities and
                            Stockholders' Deficit                 $     2,014,290         $    2,655,856
                                                                  ================       ================


The accompanying notes are an integral part of these financial statements.

                                KRONOS ADVANCED TECHNOLOGIES, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS




                                 Three months ended December 31,     Six months ended December 31,
                                 -------------------------------     ------------------------------
                                     2006               2005             2006              2005
                                   ---------          ---------        ---------         ---------
                                  (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)

Sales                            $   102,282        $    22,500      $   121,482       $    37,500

Cost of sales                         82,036              8,449           91,619             8,449
                                  -----------        -----------      -----------        ----------
Gross Profit                          20,246             14,051           29,863            29,051
                                  -----------        -----------      -----------        ----------

Selling, General and
 Administrative expenses
  Compensation and benefits          375,271            214,459          712,992           529,502
  Research and development             5,389             34,931           34,997           139,925
  Professional services               82,392             19,209          185,103           102,249
  Depreciation and amortization      118,840            167,769          227,690           339,590
  Insurance                           29,700             37,144           83,844            74,288
  Facilities                          25,221             29,409           52,266            46,595
  Other selling general and
   administrative expenses           180,568             96,991          273,445           199,830
                                  -----------        -----------      -----------        ----------
 Selling, General and
  Administrative expenses            817,381            599,912        1,570,337         1,431,979
                                  -----------        -----------      -----------        ----------

Net Operating Loss                  (797,135)          (585,861)      (1,540,474)       (1,402,928)

Interest Expense                     (74,722)          (146,932)        (173,955)         (303,075)
                                  -----------        -----------      -----------        ----------

Net Loss                         $  (871,857)       $  (732,793)     $(1,714,429)      $(1,706,003)
                                  ===========        ===========      ===========       ===========

Basic and Diluted Loss Per Share $     (0.00)       $     (0.01)     $     (0.01)      $     (0.02)
                                  ===========        ===========      ===========       ===========

Weighted average shares
 outstanding                     183,008,781         81,740,895      166,082,956        78,889,818
                                 ===========         ==========      ===========        ==========


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                         For the six months ended December 31,
                                         -------------------------------------
                                                2006               2005
                                              --------           ---------
                                            (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss from operations                 $ (1,714,429)       $ (1,706,003)
 Adjustments to reconcile net loss to
 net cash used in operations
  Depreciation and amortization                227,690             339,590
  Accrued interest converted to notes payable  130,476                   -
  Options issued for compensation/services     114,848              61,560
 Change In
  Accounts receivable                          (45,936)            (10,000)
  Prepaid expenses and other assets             (2,743)             (7,138)
  Deferred revenue                             (20,000)                  -
  Accounts payable                             189,003            (236,795)
  Accrued expenses and other liabilities       (37,227)            244,435
                                           ------------        ------------
    Net cash Used in Operations             (1,158,318)         (1,314,351)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment            (2,194)             (2,100)
 Investment in patent protection               (79,725)            (88,316)
                                           ------------        ------------
Net cash Used in Investing Activities          (81,919)            (90,416)
                                           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                    1,050,000           1,410,000
 Repayment of short-term borrowings           (354,237)         (1,130,677)
 Proceeds from long-term borrowings                  -             175,000
 Debt acquisition costs                              -             (20,000)
                                           ------------        ------------
Net cash Provided by Financing
 Activities                                    695,763             434,323
                                           ------------        ------------
NET DECREASE IN CASH                          (544,474)           (970,444)

CASH
 Beginning of period                           598,323           1,554,906
                                           ------------        ------------
 End of period                            $     53,849        $    584,462
                                           ============        ============
Supplemental disclosure of cash flow information:

Interest paid in cash                     $    194,000        $      2,738
                                           ============        ============
Taxes paid in cash                        $          -        $          -
                                           ============        ============

The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Kronos Advanced Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2007.

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

NOTE 2 - REALIZATION OF ASSETS AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the current period ended December 31, 2006. In addition, the Company has used, rather than provided cash in its operations. The Company is currently using its resources to attempt to raise capital necessary to commercialize its technology and develop viable commercial products, and to provide for its working capital needs.


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


Management has taken the following steps with respect to its operating and financial requirements:


EOL. In December 2005, Kronos executed a non-exclusive License Agreement with EOL LLC, a Russian Federation corporation ("EOL"). Based in Korolev, Moscow Region, Russia, EOL is leveraging the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices in select Commonwealth of Independent States. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL will provide Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. The initial medical products are currently being marketed in Russia and planned to be marketed beginning in 2007 in Ukraine, Kazakhstan, Moldova and Byelorussia. During the three months ended December 31, 2006, Kronos earned $98,000 in revenue from the sale of power supplies and other electrical components and the providing of engineering services to EOL.


In August 2006, the Russian Research Institute of Medical Equipment began the process for product certification of the EOL's Kronos-based TreeTM air purification device for use in medical facilities, including a successful clinical trial of EOL products in the Pulmonary Department of Municipal Hospital #2 in Moscow. In October 2006, Scientific Institution of Health Care, Central Clinical Hospital #2 in Moscow completed a second clinical trial. As a result of these clinical trials, the Russian Research Institute approved the Kronos-based TreeTM air purification device for use in hospitals and other healthcare facilities. The device received Category I approval, which means the product has met the strictest regulations required for a device to be used in operating rooms and other areas that require a sterile environment. In November 2006, following the Russian Research Institute approval, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate that designates the Kronos-based TreeTM air purification device for medical use.

DESA. In June 2006, the Company executed a License Agreement with DESA IP, LLC ("DESA"), a wholly owned subsidiary of DESA LLC. DESA is a global provider of hearth, heating and zone comfort products. DESA is the first U.S. company to license the technology for embedded applications, which represents another step forward in the commercialization and globalization of Kronos' proprietary air movement, filtration and decontamination technology. This License Agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. DESA will be seeking to take advantage of the silence, energy efficiency and, in select applications, air filtration benefits of the Kronos technology. DESA has the rights to distribute these products across thirty-four countries in North America, Europe and the former Eastern Block region. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos. By February 2007, various prototype configurations were under test and evaluation by Kronos and DESA.


Global Appliance Manufacturers. In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. In addition, the customer has committed to a 120 day testing and evaluation period on a non-exclusive basis. This next generation range hood device will represent the culmination of more than 12 months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006 for testing and evaluation. In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer. In February 2007, a second leading global home appliance manufacturer committed to purchase additional prototype devices for their testing and evaluation.


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

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and its subsidiary for the periods in which the subsidiary was owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At December 31, 2006, we had only one subsidiary, Kronos Air Technologies, Inc.

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

Accounts Receivable. The Company provides an allowance for potential losses, if necessary, on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at December 31, 2006 and June 30, 2006, respectively. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.


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


Intangibles. The Company uses assumptions in establishing the carrying value, fair value and estimated lives of its long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, the strategic significance of any identifiable intangible asset in its business objectives, as well as the market capitalization of the Company. Cash flow projections used for recoverability and impairment analysis use the same key assumptions and are consistent with projections used for internal budgeting, and for lenders and other third parties. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on its estimate of the period that the assets will generate revenues or otherwise be used by Kronos. Factors that would influence the likelihood of a material change in its reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in its strategic business objectives, and utilization of the asset.


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


Revenue Recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") 104, which requires evidence of an agreement, delivery of the product or services at a fixed or determinable price, and assurance of collection within a reasonable period of time. Further, Kronos Air Technologies recognizes revenue on the sale of the custom-designed contract sales under the percentage-of-completion method of accounting in the ratio that costs incurred to date bear to estimated total costs. For uncompleted contracts where costs and estimated profits exceed billings, the net amount is included as an asset in the balance sheet. For uncompleted contracts where billings exceed costs and estimated profits, the net amount is included as a liability in the balance sheet. Sales are reported net of applicable cash discounts and allowances for returns. Revenue from government grants for research and development purposes is recognized as revenue as long as the Company determines that the government will not be the sole or principal expected ultimate customer for the research and development activity or the products resulting from the research and development activity. Otherwise, such revenue is recorded as an offset to research and development expenses in accordance with the Audit and Accounting Guide, Audits of Federal Government Contractors. In either case, the revenue or expense offset is not recognized until the grant funding is invoiced and any customer acceptance provisions are met or lapse.

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



Recent Accounting Pronouncements


Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued SFAS Statement No. 155, which is an amendment of SFAS Statements No. 133 and 140. This Statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted. This statement has not had any impact on the financial statements of the Company since adoption.


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


Accounting for Uncertainty in Income Taxes. In June 2006, the FSAB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the first fiscal year beginning after December 15, 2006. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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


Fair Value Measurements. In September 2006, the FSAB issued SFAS Statement No.
157. This Statement defines fair value, establishes a framework for measuring fair value according to GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact this Statement will have on the financial statements of the Company once adopted.


NOTE 4 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at December 31, 2006 and June 30, 2006 are as follows:


                                         December 31, 2006
                                            (unaudited)         June 30, 2006
                                         ---------------       ---------------
Benefit from carryforward of capital
and net operating losses                 $   (7,978,000)       $   (7,209,000)

Other temporary differences                    (157,000)             (157,000)

Options issued for services                     (42,000)             (218,000)
Less:
  Valuation allowance                         8,177,000             7,584,000
                                         ---------------       ---------------
  Net deferred tax asset                 $            -        $            -
                                         ===============       ===============
The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                           December 31, 2006
                                              (Unaudited)                               June 30,2006
                                    ------------------------------------  ---------------------------------------
                                                                % of                                  % of
                                       Amount               Pre-Tax Loss         Amount            Pre-Tax Loss
                                    -------------           ------------     --------------        ------------
      Benefit for income tax at:
      Federal statutory rate       $      (583,000)           (34.0)%      $    (1,360,000)           (34.0)%
      State statutory rate                 (34,000)            (2.0)%              (80,000)            (2.0)%
      Non-deductible expenses               24,000              1.4 %              105,000              2.6 %
      Increase in valuation allowance      593,000             34.6 %            1,335,000             33.4 %
                                    ------------------------------------  -----------------------------------------
                                    $           -               0.0 %      $            -               0.0 %
                                    ====================================  =========================================

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At December 31, 2006, the Company has approximately $19.1 million of unused Federal net operating losses, $2.3 million capital losses and $14.9 million State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years through 2026 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 5 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: The Company licenses, manufactures and distributes air movement and purification devices utilizing the Kronos technology. For the six months ended December 31, 2006 and the fiscal year ended June 30, 2006 the Company operated only in the U.S.

NOTE 6 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 166,082,956 and 78,889,818 for the six months ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, there were outstanding options to purchase 25,144,928 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of December 31, 2005, there were outstanding options and warrants to purchase 16,139,568 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 7 - NOTES PAYABLE

The Company had the following obligations as of December 31, 2006 and June 30, 2006,


                                                                   December 31, 2006
                                                                     (Unaudited)         June 30, 2006
                                                                  ---------------       ---------------
                           Obligation to Cornell Capital(1)       $    1,645,476        $    1,815,000
                           Obligation to HoMedics (2)                  2,575,000             2,575,000
                           Obligation to current employees (3)           202,307               256,544
                                                                   --------------        ---------------
                                                                       4,422,783             4,646,544
                          Less:
                           Current portion                             2,706,116             2,071,544
                                                                  ---------------       ---------------
                           Total long term obligations net of
                               current portion                    $    1,716,667        $    2,575,000
                                                                  ===============       ===============

(1) This note has a six month term and bears interest at 12%.

(2) This note had a 5 year term and bears interest at 6% with no payments required until February 1, 2007. This note along with an obligation by HoMedics to provide Kronos with an additional $750,000 in debt financing was issued along with warrants for the purchase of 40 million shares of the Company's common stock. In February 2007, HoMedics and Kronos executed a Settlement Agreement and General Release whereby HoMedics agreed to receive $1 million in a cash payment to cancel the Loan Agreements and to cancel warrants to purchase 26.5 million shares of the Company's common stock. Payment is due in 120 days or the Settlement Agreement becomes null and void.

(3) These notes bear interest at the rate of 12%. They represent obligation to current employees of the Company, which are due and payable in full.

NOTE  8 - COMMITMENTS AND CONTINGENCIES

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners LP ("Cornell Capital Partners"). In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two Promissory Notes, which was funded as follows: $2 million upon the filing of an SB-2 Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding. The Company cannot drawdown any funds under the Standby Equity Distribution Agreement until such time a sit files a registration statement registering additional shares and the registration statement is declared effective by the SEC. In December 2006, Cornell Capital Partners converted and exchanged the second Promissory Note for a convertible debenture issued by Kronos for the outstanding principal and interest owed on the Promissory Note of $1.6 million. The Convertible Debenture is due in full June 13, 2007, bears an interest rate of 12% and under certain limitations is convertible into shares of Kronos common stock at $0.0075 per share. As of December 31, 2006, Kronos has received $7.3 million in funding under these agreements. As of December 31, 2006, the Company owed $1.6 million under the Convertible Debenture. As of February 2007, Kronos had issued all the shares registered to Cornell Capital Partners under the Company's June 2005 SB-2 Registration Statement. The Company has no plans at this time to register additional shares to Cornell Capital Partners under the terms of the Standby Equity Distribution Agreement.

In October 2004, FKA Distributing Co. d/b/a HoMedics, Inc., and HoMedics, Inc. ("HoMedics") agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. In December 2005, $175,000 of the $925,000 was funded. The balance of $750,000 was not funded. In addition, quarterly debt payments and the maturity date for existing debt were extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, were due in February 2007. The Company does not have the current funds to make the required payments to HoMedics. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $175,000 will also be October 2009. The interest rate was at 6% for the $2.4 million in debt; the rate was also 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. In connection with the October 2004 agreements, Kronos issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock. In February 2007, HoMedics and Kronos executed a Settlement Agreement and General Release whereby HoMedics agreed to receive $1 million in a cash payment to cancel the Loan Agreements, including all principal and accrued interest, and to cancel the warrants to purchase 26.5 million shares of the Company's common stock. The $1 million payment is due in 120 days or the Settlement Agreement becomes null and void.

Daniel R. Dwight, President and Chief Executive Officer, and the Company entered into an Employment Agreement effective as of November 15, 2001. The initial term of Mr. Dwight's Employment Agreement was for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Dwight provide the other party with written notice within 3 months of the end of any renewal term. In addition, Kronos granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. The Board of Directors renewed Mr. Dwight's Employment Agreement on August 13, 2003 and again on August 15, 2004 and August 15, 2005. In April 2006, the Board of Directors renewed Mr. Dwight's Employment Agreement and increased his base cash compensation to $225,000 per year effective April 15, 2006. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. Mr. Dwight will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

Richard F. Tusing, Chief Operating Officer, and the Company entered into an Employment Agreement effective as of January 1, 2003. The initial term of Mr. Tusing's Employment Agreement is for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Tusing provide the other party with written notice within 3 months of the end of renewal term. The Board of Directors renewed Mr. Tusing's Employment Agreement on October 1, 2004, October 1, 2005 and October 1, 2006. Mr. Tusing's Employment Agreement provides for base cash compensation of $160,000 per year. Mr. Tusing will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

NOTE 9 - SUBSEQUENT EVENTS

In January and February 2007, Kronos issued 35,674,701 shares of common stock for gross proceeds of $245,938 to Cornell under the terms of our Standby Equity Distribution Agreement. The proceeds less financing fees were used for working capital. With the issuance of these shares, Kronos has issued all the shares registered to Cornell Capital Partners under the Company's June 2005 SB-2 Registration Statement. The Company has no plans at this time to register additional shares to Cornell Capital Partners under the terms of the Standby Equity Distribution Agreement.

In January 2007, a leading auto manufacturer whom Kronos has previously shipped prototype devices designed and built under the customer's specifications requested Kronos provide the manufacturer a follow-on proposal to further develop auto based applications utilizing the Kronos technology.

In February 2007, a leading global home appliance manufacturer placed an order to purchase prototype devices for a select residential application of the Kronos technology.

In February 2007, HoMedics and Kronos executed a Settlement Agreement and General Release allowing Kronos to pay $1,000,000 in exchange for full satisfaction of the $3,130,000 in outstanding principal and interest owed by Kronos to HoMedics, cancellation of the Warrant #3 for 26,507,658 warrants, cancellation of the anti-dilution protection granted to HoMedics in Warrant #3 and the First Amendment to the Master Loan and Investment Agreement, mandatory exercise of Warrants #1 (6,746,171 warrants) and #2 (6,746,171 warrants) if the Kronos stock trades above $0.20 for 20 consecutive trading days, and a selling limitation on any shares of Kronos common stock HoMedics obtains through the exercise of Warrant #1 or #2.

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

GENERAL

Kronos Advanced Technologies, Inc. ("Kronos" or the "Company") is an product development and production company that has developed and patented technology that among other things fundamentally changes the way air is moved, filtered and sterilized. Kronos is pursuing commercialization of its proprietary technology in a limited number of markets; and if we are successful and funds are available, we intend to enter additional markets in the future. Eleven of the Company's U.S. patent applications and two of its international patent applications have been allowed for issuance. To date, our ability to execute our strategy has been restricted by our limited amount of capital.


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


The Company has begun establishing strategic partners with select companies both domestically and internationally for standalone and embedded applications of our proprietary technology. The Company and these partners are in various stages of developing Kronos-based prototype and commercial products.


     Standalone Platform:

o Residential Products - On December 31, 2006, the Company's License Agreement with HoMedics expired. The Company is in active discussions with other consumer products companies to market and sell Kronos-based air purification products.

o Medical Products - In December 2005, the Company executed a non-exclusive license agreement with EOL LLC, a Russian Federation company, for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States. In September 2006, EOL began to assemble the finished products in Russia from components supplied both locally and from contract manufacturers in China, as well as electronic components and power supplies from Kronos. The initial medical products are currently being marketed in Russia and planned to be marketed in 2007 in Ukraine, Kazakhstan, Moldova and Byelorussia. In November 2006, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate for the product that designates the product for medical use. During the three months ended December 31, 2006, Kronos earned $98,000 in revenue from the sale of power supplies and other electrical components and engineering services.


     Embedded Platform:

o Commercial Products - In June 2006, the Company executed its first license for embedded applications of Kronos technology with DESA LLC. The agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos for a planned product launch in 2007. By February 2007, various prototype configurations were under test and evaluation by Kronos and DESA.

o Residential Products - In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. In addition, the customer committed to a 120 day testing and evaluation period on a non-exclusive basis. This next generation range hood device represents the culmination of more than 12 months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006. Various prototype configurations are under test and evaluation by Kronos and the customer. In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos for testing and evaluation.

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

o MicroTest Laboratories - HEPA Clean Room Class 1000 quality particulate reduction;

o Intertek - tobacco smoke elimination tests in accordance with ANSI/AHAM AC-1-1988 standard entitled "American National Standard Method for Measuring Performance of Portable Household Electric Cord-Connected Room Air Cleaners," which demonstrated a Clean Air Delivery Rate ("CADR") for the Kronos air purifier of over 300 for the larger size Kronos air purifier and 80 for the smaller size using consumer filtration testing standards for the Association of Home Appliance Manufacturers ("AHAM").

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

o    Battelle PNNL - 95% destruction of Bg (anthrax simulant);

o Dr. Sergey Stoylar, a bacteriologist from the American Bacteriological Society - 100% destruction of Bacillus subtilis 168 (bacteria simulant).


In September 2006, the Russian Research Institute of Medical Equipment approved EOL's Kronos-based TreeTM air purification device for use in hospitals and other healthcare facilities. The device received Category I approval, which means the product has met the strictest regulations required for a device to be used in operating rooms and other areas that require a sterile environment. In November 2006, following the Russian Research Institute approval, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate that designates the Kronos-based TreeTM air purification device for medical use.


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


Kronos' focus is on the first four of these market segments, which are described in more detail below:

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

o Air Purification for Unique Spaces - Electronics, semiconductor, pharmaceutical, aerospace, medical and many other producers depend on clean room technology. As products, such as electronic devices become smaller, the chance of contamination in manufacturing becomes higher. For pharmaceutical companies, clean, safe and contaminant-free products are imperative to manufacturing and distributing a viable product. Other potential applications for the Kronos technology include closed environments, such as automobiles, aircraft, cruise ships and other transportation modes, that require people to breathe contaminated, re-circulated air for extended periods.

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


Technology Application and Product Development


To best serve Kronos' targeted market segments, our Company is developing specific product applications across two distinct product application platforms. A Kronos device can be either used as a standalone product or can be embedded. Standalone products are self-contained and only require the user to plug the Kronos device into a wall outlet to obtain air movement and filtration for their home, office or hotel room. Embedded applications of the Kronos technology require the technology be added into another system, such as a building ventilation system for more efficient air movement and filtration or into an electrical device such as computer or medical equipment to replace the cooling fan or heat sink.


                               Standalone Platform


Medical Products. In December 2005, Kronos executed a non-exclusive License Agreement with EOL LLC, a Russian Federation corporation. Based in Korolev, Moscow Region, Russia, EOL is leveraging the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices in select Commonwealth of Independent States. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL will provide Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. The initial medical products are currently being marketed in Russia and planned to be marketed beginning in 2007 in Ukraine, Kazakhstan, Moldova and Byelorussia. During the three months ended December 31, 2006, Kronos earned $98,000 in revenue from the sale of power supplies and other electrical components and the providing of engineering services to EOL.


In August 2006, the Russian Research Institute of Medical Equipment began the process for product certification of the EOL's Kronos-based TreeTM air purification device for use in medical facilities, including a successful clinical trial of EOL products in the Pulmonary Department of Municipal Hospital #2 in Moscow. In October 2006, Scientific Institution of Health Care, Central Clinical Hospital #2 in Moscow completed a second clinical trial. As a result of these clinical trials, the Russian Research Institute approved the Kronos-based TreeTM air purification device for use in hospitals and other healthcare facilities. The device received Category I approval, which means the product has met the strictest regulations required for a device to be used in operating rooms and other areas that require a sterile environment. In November 2006, following the Russian Research Institute approval, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate that designates the Kronos-based TreeTM air purification device for medical use.


Commercial and Other Standalone Products. Utilizing our expanded product development resources, Kronos completed the initial design, development and production of a series of small multifunctional devices that can be used as space heaters, vaporizers, disinfectors, deodorizers and/or fans. Based on the proprietary Kronos technology, these devices are currently undergoing testing and evaluation. Kronos has been meeting with potential strategic partners for manufacturing, marketing, selling and distributing these Kronos-based products.

Residential Products. In October 2002, Kronos and HoMedics executed a Licensing Agreement granting HoMedics certain rights with respect to the distribution of the Kronos proprietary technology to the consumer. On December 31, 2006, the Company's License Agreement with HoMedics expired. The Company is in active discussions with other consumer products companies to market and sell Kronos-based air purification products.


                                Embedded Platform


Commercial Products. In June 2006, the Company executed a License Agreement with DESA IP, LLC, a wholly owned subsidiary of DESA LLC. DESA is a global provider of hearth, heating and zone comfort products. DESA is the first U.S. company to license the technology for embedded applications, which represents another step forward in the commercialization and globalization of Kronos' proprietary air movement, filtration and decontamination technology. This License Agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. DESA will be seeking to take advantage of the silence, energy efficiency and, in select applications, air filtration benefits of the Kronos technology. DESA has the rights to distribute these products across thirty-four countries in North America, Europe and the former Eastern Block region. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos. By February 2007, various prototype configurations were under test and evaluation by Kronos and DESA.


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


Residential Products. During 2006, several leading global home appliance manufacturers initiated discussions with Kronos with an interest in using the Kronos technology for developing select residential applications, including silent kitchen range hoods. With specific customer input, Kronos has designed and developed initial prototype range hoods for additional customer demonstration and evaluation. In August 2006, a leading global appliance manufacturer requested a second prototype be designed and built to their specifications for further evaluation. In October 2006, the customer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. In addition, the customer has committed to a 120 day testing and evaluation period on a non-exclusive basis. In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos. These next generation range hood devices represent the culmination of more than 12 months of product design and development effort by Kronos to apply our technology to this unique embedded residential application.


Military Products. The U. S. Department of Defense has provided Kronos with various grants and contracts to develop, test and evaluate the Kronos technology for embedded applications. Under a Office of Naval Research grant and SBIR Phase I and Phase II contracts, the U. S. military had provided Kronos with over $1 million in funding. The Company currently has devices built for the U.S. Navy under evaluation by Northrop Grumman for potential deployment of U.S. Naval ships.


Transportation Products. In April 2006, Kronos was invited to serve as a member and an industrial partner in the Federal Aviation Administration's (the "FAA") Air Transportation Airliner Cabin Environment Research Center of Excellence ("ACER CoE"). In this capacity, Kronos will provide its real-time decontamination, air filtration, purification and technology expertise to evaluate and develop solutions that proactively address and improve cabin air quality. The program, led by the FAA, includes senior executives from aerospace equipment manufacturers and leading American universities.

In December 2005, Kronos shipped a prototype device designed and built under specific customer specifications to a leading auto manufacturer for their testing and evaluation. This evaluation led the manufacturer in January 2007 to seek a follow-on proposal from Kronos to further develop auto based applications of the Kronos technology.

Microelectronics Cooling Products. In December 2004, Kronos and the University of Washington were awarded a Phase I grant for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center (the "WTC"). The objective of the project is to develop a novel energy-efficient heat transfer technology for cooling microelectronics. In January 2006, Kronos and the University of Washington conducted a successful bench scale demonstration of micron cooling of a MEMS chip.

In June 2006, the Company and the University of Washington were awarded a Phase II grant for continued funding in its novel cooling system for microelectronics and computer chips. The WTC is contributing $100,000 as a Phase II grant for the project. Kronos will provide $35,000 in funding and $38,000 in in-kind services, including use of the Kronos Research and Product Development Facility. Dr. Alexander Mamishev of the University of Washington Electrical Engineering Department is the principal investigator on the project and will lead a team of scientists and engineers from Kronos and Intel Corporation who will also collaborate on the project. The Phase II grant is a follow-on award to the December 2004 Phase I grant to Kronos and the University of Washington to initiate development of a novel energy-efficient heat transfer technology for cooling microelectronics. In September 2006, Kronos hired a former Intel employee to lead Kronos' development of micro cooling applications.


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

RESULTS OF OPERATIONS

Consolidated Statement of Operations For the Six Months December 31, 2006.

Our net losses for each of the six months ended December 31, 2006 and 2005 were $1,714,000 and $1,706,000, respectively. The $8,000 or 0.5% increase in the net loss for the six months ended December 31, 2006, as compared to the prior year was principally the result of a $138,000 or 10% increase in operating costs to $1,570,000, partially offset by a $129,000 or a 43% decrease in interest expense to $174,000.

Revenue. Revenues are generated through sales of services for design and development of Kronos devices at Kronos Air Technologies, Inc. Revenues for the six months ended December 31, 2006 were $121,000 compared with $38,000 in the prior year, an increase of $83,000 or 224%. Revenues for the six months ended were from our agreements with EOL, GE and DESA. Revenues for the six months ended December 31, 2005 were from fees associated with our prototype development and acquisition agreement with a luxury automotive manufacturer.

Cost of Sales. Cost of sales for the six months ended December 31, 2006 was $92,000 compared with $8,000 for the prior year, and increase of $83,000 or 984%. Cost of sales for the six months ended December 31, 2006 was primarily product development costs associated with our EOL, GE and DESA agreements. In comparison, cost of goods sold for the six months ended December 31, 2005 were from fees associated with our prototype development and acquisition agreement with a luxury automotive manufacturer.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the six months December 31, 2006 increased $138,000 or 10% from the corresponding period of the prior year to $1,570,000. The increase was principally the result of a $183,000 increase in compensation and benefits as a result of an the expansion of the Company's product development resources and an increase in the expense of amortizing stock options that vested during the period and a $74,000 increase in other expenses as a result of an increase in costs associated with developing commercial products, partially offset by a $112,000 decrease in deprecation and amortization as a result of a decrease in the amortization of debt acquisition costs.

Interest expense. Interest expenses for the six months ended December 31, 2006 was $174,000 compared to $303,000 for the corresponding period of the prior year. The $129,000 or 43% decrease in interest expense for the six months December 31, 2006, as compared to the prior year, was principally the result of decrease in notes payable to Cornell Capital Partners.

Consolidated Balance Sheet as of December 31, 2006

Our total assets at December 31, 2006 were $2,014,000 compared with $2,656,000 at June 30, 2006. Total assets at December 31, 2006 and June 30, 2006 were comprised primarily of $1,847,000 and $1,984,000, respectively, of patents/intellectual property and $54,000 and $598,000, respectively, of cash. Total current assets at December 31, 2006 and June 30, 2006 were $161,000 and $666,000, respectively, while total current liabilities for those same periods were $3,992,000 and $3,225,000, respectively, creating a working capital deficit of $3,831,000 and $2,559,000 at each respective period end. This working capital deficit is primarily due to short term borrowings from Cornell Capital Partners.

Stockholders' deficit as of December 31, 2006 was $3,694,000. The $1,714,000 net loss for the six months ended December 31, 2006 was partially offset by the sale and issuance of common stock for cash ($1,050,000) and the issuance of options for services ($115,000).

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt and customer contracts for research and product development to finance our operations.

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners provided $4 million pursuant to two Promissory Notes, which were funded as follows: $2 million upon the filing an SB-2 Registration Statement and $2 million upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding. The Company cannot drawdown any funds under the Standby Equity Distribution Agreement until such time as it files a registration statement registering additional shares and the registration statement is declared effective by the SEC. In May 2006, Kronos completed repayment of the first $2 million promissory note. As of December 31, 2006, Kronos has received $7.3 million in funding under these agreements. In December 2006, Cornell Capital Partners converted and exchanged the second Promissory Note for a convertible debenture issued by Kronos for the outstanding principal and interest owed on the Promissory Note of $1.6 million. The Convertible Debenture is due in full June 13, 2007, bears and interest rate of 12% and under certain limitations is convertible into shares of Kronos common stock at $0.0075 per share. As of December 31, 2006, the Company owed $1.6 million under the Convertible Debenture. Kronos has issued all the shares registered to Cornell Capital Partners under the Company's June 2005 SB-2 Registration Statement. The Company has no plans at this time to register additional shares to Cornell Capital Partners under the terms of the Standby Equity Distribution Agreement.

In October 2004, HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics has agreed to provide Kronos with an additional $1 million in financing - $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. In December 2005, $175,000 of the $925,000 was funded. The balance of $750,000 was not funded. In addition, quarterly debt payments and the maturity date for existing debt have been extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, were due in February 2007. The maturity date of the $2.4 million in debt was extended from May 2008 to October of 2009; the maturity date on the $175,000 was also October 2009. The interest rate was. In February 2007, HoMedics and Kronos executed a Settlement Agreement and General Release allowing Kronos to pay $1,000,000 in exchange for full satisfaction of the $3,130,230 in outstanding principal and interest owed by Kronos to HoMedics, cancellation of the Warrant #3 for 26,507,658 warrants, cancellation of the anti-dilution protection granted to HoMedics in Warrant #3 and the First Amendment to the Master Loan and Investment Agreement, mandatory exercise of Warrants #1 (6,746,171 warrants) and #2 (6,746,171 warrants) if the Kronos stock trades above $0.20 for 20 consecutive trading days, and a selling limitation on any shares of Kronos common stock HoMedics obtains through the exercise of Warrant #1 or #2.

Net cash flow used in operating activities was $1.2 million for the six months December 31, 2006. We were able to satisfy most of our cash requirements for this period from the sale of equity to Cornell Capital Partners and our customer agreements with EOL and DESA.

We estimate that achievement of our business plan will require substantial additional funding. There are no assurances that funding will be adequate to meet our cash flow needs.

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

At December 31, 2006 and June 30, 2006, we had a working capital deficit of $3.8 million and $2.6 million, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2006, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the six months ended December 31, 2006 and fiscal year ended June 30, 2006, we had an operating cash flow deficit of $1.2 million and $2.6 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

At December 31, 2006 and June 30, 2006, we had a cash balance of $54,000 and $598,000, respectively. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive when we require it, we would be forced to curtail our business operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net loss of $1.7 million for the six months ended December 31, 2006 and a net loss of $4.0 million for the fiscal year ended June 30, 2006. As a result, at December 31, 2006 and June 30, 2006, we had an accumulated deficit of $32.8 million and $31.1 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of debt. We expect that our revenues and cash flows from operations will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos technologies. No assurances can be given that we will be able to successfully commercialize our Kronos technologies or that we will ever be profitable.

Existing stockholders will experience significant dilution from our sale of shares under the Standby Equity Distribution Agreement and any other equity financing.

The sale of shares pursuant to the Standby Equity Distribution Agreement (if the Company were to register additional shares under the terms of the Agreement), the exercise of HoMedics stock warrants or any other future equity financing transaction will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we could issue under the Standby Equity Distribution Agreement. If our stock price is lower, then our existing stockholders would experience greater dilution. We cannot predict the actual number of shares of common stock that will be issued pursuant to the Standby Equity Distribution Agreement or any other future equity financing transaction, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we do not know the exact amount of funds we will need. The Company cannot drawdown any funds under the Standby Equity Distribution Agreement until such time as it files another registration statement registering additional shares and the registration statement is declared effective by the SEC.

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


A significant part of our success depends in part on our ability to obtain and defend our intellectual property, including patent protection for our products and processes, preserve our trade secrets, defend and enforce our rights against infringement and operate without infringing the proprietary rights of third parties, both in the United States and in other countries. Our limited amount of capital impedes our current ability to protect and defend our intellectual property. The validity and breadth of our intellectual property claims in ion wind generation and electrostatic fluid acceleration and control technology involve complex legal and factual questions and, therefore, may be highly uncertain. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future. If we are unable to enforce protection of our intellectual property, we could be forced to curtail or cease our business operations.

Possible future impairment of intangible assets would have a material adverse effect on our financial condition.

Our net intangible assets of approximately $1.8 million as of December 31, 2006 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003 and capitalized legal costs for securing patents. Intangible assets comprise 92% of our total assets as of December 31, 2006. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.


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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer / Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer / Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation or from the end of the reporting period to the date of this Form 10-QSB.

Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's first fiscal six months December 31, 2006, the Company's Principal Executive Officer / Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting during the fiscal six months December 31, 2006, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-QSB.


PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be subject to law suits in the normal course of business. Thompson E. Fehr has filed a complaint in the state of Utah against Kronos with respect to prior services rendered to High Voltage Integrated, Inc. totaling $47,130. The Company believes this complaint is without merit and will rigorously defend itself.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2006, we issued 50,968,445 shares of Kronos common stock to Cornell Capital Partners under our Standby Equity Distribution Agreement. The proceeds from the issuance of these shares were used for working capital purposes ($555,500) and to repay debt ($494,500).

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

DATED:   February 16, 2007                 KRONOS ADVANCED TECHNOLOGIES, INC.

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