Form 10QSB
period 2007-03-31
KRONOS ADVANCED TECHNOLOGIES INC
filed 2007-05-18
CIK 1108248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

__ Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 18, 2007, there were 242,342,803 shares outstanding of the issuer's common stock.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our (unaudited) consolidated financial statements for the nine months ended March 31, 2007.



                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,                June 30,
                                                                       2007                     2006
                                                                    (Unaudited)              (Audited)
                                                                 ---------------        ----------------
                        Assets

                        Current Assets
                         Cash                                    $        25,153        $       598,323
                         Accounts Receivable                                 933                 10,000
                         Other Current Assets                             21,796                 58,028
                                                                 ----------------       ----------------
                          Total Current Assets                            47,882                666,351
                                                                 ----------------       ----------------
                        Net Property and Equipment                         6,882                  5,597

                        Other Assets
                         Intangibles                                   1,741,581              1,983,908
                                                                 ----------------       ----------------
                          Total Other Assets                           1,741,581              1,983,908
                                                                 ----------------       ----------------
                        Total Assets                             $     1,796,345        $     2,655,856
                                                                 ================       ================

                        Liabilities and Stockholders' Deficit

                        Current Liabilities
                         Accrued expenses and payables
                          to directors and officers              $        43,647        $         8,843
                         Accounts payable                                437,343                204,632
                         Accrued interest expenses                       238,513                879,144
                         Accrued expenses                                762,947                 41,111
                         Deferred revenue                                      -                 20,000
                         Notes payable, current portion                2,419,809              1,815,000
                         Notes payable to directors and
                          officers                                       202,307                256,544
                                                                 ----------------       ----------------
                          Total Current Liabilities                    4,104,566              3,225,274
                                                                 ----------------       ----------------
                        Long Term Liabilities
                          Notes payable                                1,716,667              2,575,000
                                                                 ----------------      -----------------
                          Total Long Term Liabilities                  1,716,667              2,575,000
                                                                 ----------------      -----------------

                             Total Liabilities                         5,821,233              5,800,274
                                                                 ----------------      -----------------
                        Stockholders' Deficit
                         Common stock, authorized
                         500,000,000 shares of $0.001 par value
                         Issued and outstanding - 242,342,803
                         and 144,499,657, respectively                   242,343                144,500
                        Capital in excess of par value                29,351,278             27,828,241
                        Accumulated deficit                          (33,618,508)           (31,117,159)
                                                                 ----------------       ----------------
                          Total Stockholders' Deficit                 (4,024,887)            (3,144,418)
                                                                 ----------------       ----------------
                          Total Liabilities and
                           Stockholders' Deficit                 $     1,796,345         $    2,655,856
                                                                 ================       ================

The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three months ended March 31,       Nine months ended March 31,
                                              -------------------------------     ------------------------------
                                                 2007               2006              2007             2006
                                             ------------       ------------     ------------      ------------
                                              (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
             Sales                            $    34,902        $         -      $   156,384       $    37,500

             Cost of sales                          1,754                  -           93,373             8,449
                                             ------------       ------------     ------------      ------------
             Gross Profit                          33,148                  -           63,011            29,051
                                             ------------       ------------     ------------      ------------

             Selling, General and
              Administrative expenses
               Compensation and benefits          379,314            292,043        1,092,306           821,544
               Research and development             3,104             92,726           38,101           232,652
               Professional services               79,380            134,563          264,483           236,812
               Depreciation and amortization      108,632            133,861          336,322           473,451
               Insurance                           18,272             37,144          112,819           111,432
               Facilities                          28,975             22,429           70,538            69,024
               Other                              114,410             88,792          387,855           288,622
                                              ------------       ------------     ------------      ------------
              Selling, General and
               Administrative expenses            732,086            801,558        2,302,423         2,233,537
                                              ------------       ------------     ------------      ------------

             Net Operating Loss                  (698,938)          (801,558)      (2,239,412)       (2,204,486)

             Interest Expense                     (87,981)          (120,956)        (261,936)         (424,030)
                                              ------------       ------------     ------------      ------------

             Net Loss                         $  (786,919)       $  (922,514)     $(2,501,349)      $(2,628,516)
                                              ============       ============     ============      ============

             Net Loss Per Share
              - Basic and diluted             $     (0.00)       $     (0.01)     $     (0.01)      $     (0.03)
                                              ============       ============     ============      ============

             Weighted average
              shares outstanding
              - Basic and diluted             226,619,118        107,372,928      185,967,097        88,425,584
                                              ============       ============     ============      ============

The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the nine months ended March 31,
                                                                    -----------------------------------
                                                                           2007               2006
                                                                      ------------       -------------
                                                                       (Unaudited)         (Unaudited)
                           CASH FLOWS FROM OPERATING ACTIVITIES
                            Net loss from operations                  $(2,501,349)       $ (2,628,516)
                            Adjustments to reconcile net loss to
                            net cash used in operations
                             Depreciation and amortization                336,322             473,451
                             Stock options granted for
                              compensation/services                       240,942              79,290
                            Change In
                             Accounts receivable                            9,067                   -
                             Prepaid expenses and other assets             26,232               3,227
                             Deferred revenue                             (20,000)                  -
                             Accounts payable                             240,515            (269,204)
                             Accrued expenses and other liabilities       108,205             358,085
                                                                      ------------       -------------
                               Net cash Used in Operations             (1,560,067)         (1,983,667)

                           CASH FLOWS FROM INVESTING ACTIVITIES
                            Purchases on property & equipment              (2,194)             (2,100)
                            Investment in patent protection               (83,087)           (172,036)
                                                                      ------------       -------------
                           Net cash Used in Investing Activities          (85,281)           (174,136)
                                                                      ------------       -------------

                           CASH FLOWS FROM FINANCING ACTIVITIES
                            Issuance of common stock                    1,379,938           2,860,000
                            Repayments of short-term borrowings           130,476          (1,942,783)
                            Proceeds from short-term borrowings          (438,237)                  -
                            Proceeds from long-term borrowings                 -              175,000
                            Debt acquisition costs                             -              (20,000)
                                                                      ------------       -------------
                           Net cash Provided by Financing
                            Activities                                  1,072,177           1,072,217
                                                                      ------------       -------------
                           NET DECREASE IN CASH                          (573,170)         (1,085,586)

                           CASH
                            Beginning of period                           598,323           1,554,906
                                                                      ------------       -------------
                            End of period                             $    25,153        $    469,320
                                                                      ============       =============
                           Supplemental schedule of non-cash investing and
                           financing activities:

                           Interest paid in cash                      $   194,000        $          -
                           Accounts payable/accrued expenses
                           converted to notes payable                 $   130,476        $          -


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Kronos Advanced Technologies, Inc. ("Kronos" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2007.

These consolidated financial statements are those of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2006, which was filed with the Securities and Exchange Commission on September 28, 2006.

NOTE 2 - REALIZATION OF ASSETS AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the current period ended March 31, 2007. In addition, the Company has used, rather than provided cash in its operations. The Company is currently using its resources to attempt to raise capital necessary to commercialize its technology and develop viable commercial products, and to provide for its working capital needs. In the event that the Company is unable to raise new capital, the Company will likely cease its operations.

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

Management has taken the following steps with respect to its operating and financial requirements:

EOL. In December 2005, Kronos executed a non-exclusive License Agreement with EOL LLC, a Russian Federation corporation ("EOL"). Based in Korolev, Moscow Region, Russia. EOL is leveraging the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices in select Commonwealth of Independent States. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL will provide Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. The initial medical products are currently being marketed in Russia and marketing plans are being implanted in Ukraine, Kazakhstan, Moldova and Byelorussia. During the nine months ended March 31, 2007, Kronos earned $99,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL.

DESA. In June 2006, the Company executed a License Agreement (the "License Agreement") with DESA IP, LLC ("DESA"), a wholly owned subsidiary of DESA LLC. DESA is a global provider of hearth, heating and zone comfort products. DESA is the first U.S. company to license the technology for embedded applications, which represents another step forward in the commercialization and globalization of Kronos' proprietary air movement, filtration and decontamination technology. This License Agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. DESA is seeking to take advantage of the silence, energy efficiency and, in select applications, air filtration benefits of the Kronos technology. DESA has the rights to distribute these products across thirty-four countries in North America, Europe and the former Eastern Block region. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos. In January 2007, DESA committed additional funds for Kronos exploration of a second Kronos-based product application. By May 2007, various prototype configurations for each of the two product applications were under test and evaluation by Kronos and DESA.

Global Appliance Manufacturers. In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. In addition, the customer has committed to a

120 day testing and evaluation period on a non-exclusive basis. The product was shipped to the customer in October 2006 for testing and evaluation. In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer. In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation. In February 2007, a second leading global home appliance manufacturer committed to purchase additional prototype devices for their testing and evaluation. During the three months ended March 31, 2007, Kronos earned $34,000 in revenue from the development of prototype devices for this customer.

Washington Technology Center. In December 2004, Kronos and the University of Washington were awarded a Phase I grant for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center ("WTC"). The objective of the project is to develop a novel energy-efficient heat transfer technology for cooling microelectronics. In January 2006, Kronos and the University of Washington conducted a successful bench scale demonstration of micron cooling of a MEMS chip. In June 2006, the Company and the University of Washington were awarded a Phase II grant for continued funding in its novel cooling system for microelectronics and computer chips. WTC is contributing $100,000 as a Phase II grant for the project. Kronos will provide $35,000 in funding, $38,000 in in-kind services, including use of the Kronos Research and Product Development Facility. In 2007, the testing was expanded to demonstrate micron cooling of a MEMS chip without electrical interference while the chip was in full operating mode.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method. The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 fiscal year end.

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and its subsidiary for the periods in which the subsidiary was owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At March 31, 2007, we had only one subsidiary, Kronos Air Technologies, Inc.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with a remaining maturity of nine months or less when purchased, to be cash equivalents. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At June 30, 2006, the cash balances held at financial institutions were in excess of federally insured limits.

Accounts Receivable. The Company provides an allowance for potential losses, if necessary, on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at March 31, 2007 and June 30, 2006, respectively. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.

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

Revenue Recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") 104, which requires evidence of an agreement, delivery of the product or services at a fixed or determinable price, and assurance of collection within a reasonable period of time. Further, Kronos Air Technologies, Inc. recognizes revenue on the sale of the custom-designed contract sales under the percentage-of-completion method of accounting in the ratio that costs incurred to date bear to estimated total costs. For uncompleted contracts where costs and estimated profits exceed billings, the net amount is included as an asset in the balance sheet. For uncompleted contracts where billings exceed costs and estimated profits, the net amount is included as a liability in the balance sheet. Sales are reported net of applicable cash discounts and allowances for returns. Revenue from government grants for research and development purposes is recognized as revenue as long as the Company determines that the government will not be the sole or principal expected ultimate customer for the research and development activity or the products resulting from the research and development activity. Otherwise, such revenue is recorded as an offset to research and development expenses in accordance with the Audit and Accounting Guide, Audits of Federal Government Contractors. In either case, the revenue or expense offset is not recognized until the grant funding is invoiced and any customer acceptance provisions are met or lapse.

Stock, Options and Warrants Issued for Services. Issuances of shares of the Company's stock to employees or third-parties for compensation or services is valued using the closing market price on the date of grant for employees and the date services are completed for non-employees. Issuances of options and warrants of the Company's stock are valued using the Black-Scholes option model.

Stock Options. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). SFAS No.123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Kronos elected to implement the provisions of SFAS No. 123R in the fiscal year ended June 30, 2005.

Recent Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued SFAS Statement No. 155 ("SFAS No. 155"), which is an amendment of SFAS Statements No. 133 and 140. SFAS No. 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 155 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 155 has not had any impact on the financial statements of the Company since adoption.

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS Statement No. 156 ("SFAS No. 155"), which amends SFAS Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 155 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 155 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 155, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 155 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 155is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 155 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes SFAS No. 155 will have no impact on the financial statements of the Company once adopted.

Accounting for Uncertainty in Income Taxes. In June 2006, the FSAB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. Management believes FIN 48 will have no impact on the financial statements of the Company once adopted.

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

Fair Value Measurements. In September 2006, the FSAB issued SFAS Statement No.157 ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value according to GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FSAB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, SFAS No. 157does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practices. SFAS No. 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact SFAS No. 157 will have on the financial statements of the Company once adopted.

Accounting for Registration Payment Arrangements. In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is currently evaluating the impact, if any, on the Company's financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

NOTE 4 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at March 31, 2007 and June 30, 2006 are as follows:

                                            March 31, 2007
                                              (unaudited)         June 30, 2006
                                           ---------------       ---------------
  Benefit from carryforward of capital
  and net operating losses                 $   (8,216,000)       $   (7,209,000)

  Other temporary differences                    (157,000)             (157,000)

  Options issued for services                     (87,000)             (218,000)
  Less:
    Valuation allowance                         8,460,000             7,584,000
                                           ---------------       ---------------
    Net deferred tax asset                 $            -        $            -
                                           ===============       ===============

The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                                March 31, 2007
                                                  (Unaudited)                           June 30,2006
                                     ------------------------------------  ---------------------------------------
                                                                 % of                                  % of
                                        Amount               Pre-Tax Loss         Amount            Pre-Tax Loss
                                     -------------           ------------     --------------        ------------
       Benefit for income tax at:
       Federal statutory rate        $     (850,000)           (34.0)%      $    (1,360,000)           (34.0)%
       State statutory rate                 (50,000)            (2.0)%              (80,000)            (2.0)%
       Non-deductible expenses               24,000              1.0 %              105,000              2.6 %
       Increase in valuation allowance      876,000             35.0 %            1,335,000             33.4 %
                                     ------------------------------------  -----------------------------------------
                                     $           -               0.0 %      $            -               0.0 %
                                     ====================================  =========================================

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At March 31, 2007, the Company has approximately $19.6 million of unused Federal net operating losses, $2.3 million capital losses and $15.5 million State net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years through 2026 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 5 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business: the Company licenses, manufactures and distributes air movement and purification devices utilizing the Kronos technology. For the nine months ended March 31, 2007 and the fiscal year ended June 30, 2006 the Company operated only in the U.S.

NOTE 6 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 185,967,097 and 88,245,584 for the nine months ended March 31, 2007 and 2006, respectively.

NOTE 7 - NOTES PAYABLE

The Company had the following obligations as of March 31, 2007 and June 30, 2006,

                                         March 31, 2007
                                           (Unaudited)         June 30, 2006
                                        ---------------       ---------------
 Obligation to Cornell Capital(1)       $    1,561,476        $    1,815,000
 Obligation to HoMedics (2)                  2,575,000             2,575,000
 Obligation to current employees (3)           202,307               256,544
                                         --------------        ---------------
                                             4,338,783             4,646,544
 Less:
 Current portion                             2,622,116             2,071,544
                                        ---------------       ---------------
 Total long term obligations net of
     current portion                    $    1,716,667        $    2,575,000
                                        ===============       ===============

(1) This Convertible Debenture bears interest at 12% and is due in full on June 13, 2007.

(2) This note had a 5 year term and bears interest at 6% with no payments required until February 1, 2007. This note along with an obligation by HoMedics to provide Kronos with an additional $750,000 in debt financing was issued along with warrants for the purchase of 40 million shares of the Company's common stock. In February 2007, HoMedics and Kronos executed a Settlement Agreement and General Release whereby HoMedics agreed to receive $1 million in a cash payment to cancel the Loan Agreements and to cancel warrants to purchase 26.5 million shares of the Company's common stock. Payment is due June 20, 2007 or the Settlement Agreement becomes null and void.

(3) These notes bear interest at the rate of 12%. They represent obligations to current employees of the Company, which are due and payable in full.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners LP ("Cornell Capital Partners"). In October 2004, Kronos sold 5 million unregistered shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners committed to provide $4 million pursuant to two promissory notes, which was funded as follows: $2 million upon the filing of a registration statement on form SB-2 and $2 million upon the Securities and Exchange Commission ("SEC") declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding. The Company cannot drawdown any funds under the Standby Equity Distribution Agreement until such time as it files a registration statement registering additional shares and the registration statement is declared effective by the SEC. In December 2006, Cornell Capital Partners converted and exchanged the second promissory note for a convertible debenture issued by Kronos for the outstanding principal and interest owed on the Promissory Note of $1.6 million. The convertible debenture is due in full June 13, 2007, bears an interest rate of 12% and under certain limitations is convertible into shares of Kronos common stock at $0.0075 per share. As of March 31, 2007, Kronos has received $7.3 million in funding under these agreements. As of March 31, 2007, the Company owed $1.6 million under the convertible debenture. As of February 2007, Kronos had issued all the shares registered in the registration statement on form SB-2 in connection with advances under the Standby Equity Distribution Agreement with Cornell Capital Partners. The Company has no plans at this time to register additional shares to Cornell Capital Partners under the terms of the Standby Equity Distribution Agreement. The Company does not have the current funds to make the June 13, 2007 payment to Cornell.

In October 2004, Kronos and FKA Distributing Co. d/b/a HoMedics, Inc., ("HoMedics") agreed to extend repayment of Kronos debt and to provide an additional $1 million in funding. HoMedics had agreed to provide Kronos with an additional $1 million in financing consisting of $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. In December 2005, $175,000 of the $925,000 was funded. The balance of $750,000 was not funded. In addition, quarterly debt payments and the maturity date for existing debt were extended. Quarterly payments due on the outstanding $2.4 million in secured debt financing, which had been scheduled to begin in August 2004, were due in February 2007. The maturity date of the $2.4 million in debt has been extended from May 2008 to October of 2009; the maturity date on the $175,000 was extended to October 2009. The interest rate was at 6% for the $2.4 million in debt; the rate was also 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. In connection with the October 2004 agreements, Kronos issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock. In February 2007, HoMedics and Kronos executed a Settlement Agreement and General Release whereby among other things HoMedics agreed to receive $1 million in a cash payment to cancel the loan agreements, including all principal and accrued interest, and to cancel the warrants to purchase 26.5 million shares of the Company's common stock. The $1 million payment is due June 20, 2007 or the Settlement Agreement becomes null and void. The Company does not have the current funds to make the required payments to HoMedics.

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

NOTE 9 - SUBSEQUENT EVENTS

In April 2007, Kronos received $200,000 in net proceeds from two accredited investors under the terms of a convertible debenture. The convertible debentures are due in full April 27, 2010, bear an interest rate of 12% and are convertible into shares of Kronos common stock at $0.0075 per share.

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

GENERAL

Kronos Advanced Technologies, Inc. ("Kronos" or the "Company") is an product development and production company that has developed and patented technology that among other things fundamentally changes the way air is moved, filtered and sterilized. Kronos is pursuing commercialization of its proprietary technology in a limited number of markets; and if we are successful and funds are available, we intend to enter additional markets in the future. Twelve of the Company's U.S. patent applications and two of its international patent applications have been allowed for issuance. To date, our ability to execute our strategy has been restricted by our limited amount of capital.

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

The Company has begun establishing strategic partners with select companies both domestically and internationally for standalone and embedded applications of our proprietary technology. The Company and these partners are in various stages of developing Kronos-based commercial products.

                              Standalone Platform:
o Residential Products - On December 31, 2006, the Company's License Agreement with HoMedics expired. The Company is in active discussions with other consumer products companies to market and sell Kronos-based air purification products.

o Medical Products - In December 2005, the Company executed a non-exclusive license agreement with EOL LLC, a Russian Federation company ("EOL"), for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States. In September 2006, EOL began to assemble the finished products in Russia from components supplied both locally and from contract manufacturers in China, as well as electronic components and power supplies from Kronos. The initial medical products are currently being marketed in Russia and marketing plans are being implanted in Ukraine, Kazakhstan, Moldova and Byelorussia. In November 2006, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate for the product that designates the product for medical use. During the nine months ended March 31, 2007, Kronos earned $99,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL.

                               Embedded Platform:
o Commercial Products - In June 2006, the Company executed its first license for embedded applications of Kronos technology with DESA LLC ("DESA"). The agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos. In January 2007, DESA committed additional funds for Kronos exploration of a second Kronos-based product application. By May 2007, various prototype configurations for each of the two product applications were under test and evaluation by Kronos and DESA.

o Residential Products - In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. In addition, the customer committed to a 120 day testing and evaluation period on a non-exclusive basis. This next generation range hood device represents the culmination of more than 12 months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006. In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer. In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation. In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos for testing and evaluation. During the three months ended March 31, 2007, Kronos earned $34,000 in revenue from the development of prototype devices for this customer.

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

Filtration Testing Results:
o    Aerosol and Air Quality  Research  Laboratory - up to 99.8%  filtration  of
     0.02 to 0.20 micron (20 to 200 nanometers) size particles;
o LMS Industries - removal of over 99.97% of 0.10 micron (100 nanometers) and above size particles using HVAC industry's ASHRAE 52.2 testing standard for filtration;
o MicroTest Laboratories - HEPA Clean Room Class 1000 quality particulate reduction; and
o Intertek - tobacco smoke elimination tests in accordance with ANSI/AHAM AC-1-1988 standard entitled "American National Standard Method for Measuring Performance of Portable Household Electric Cord-Connected Room

     Air Cleaners," which demonstrated a Clean Air Delivery Rate ("CADR") for the Kronos air purifier of over 300 for the larger size Kronos air purifier and 80 for the smaller size using consumer filtration testing standards for the Association of Home Appliance Manufacturers ("AHAM").

Sterilization Testing Results:
o Scientific Institution of Health Care, Central Clinical Hospital #2 in Moscow (clinical trial):
     - 100% decontamination of bacteria (Staphylococcus aureus) in under one hour and 80% decontamination of general bacteria in under 24 hours from a 48m(3) hospital room while people were present.
o    Pulmonary Department of Municipal Hospital #2 in Moscow (clinical trial):
     - 100% decontamination of bacteria (Staphylococcus aureus) in under five hours from a 66m(3) hospital room while four patients were present; and
     - 100% decontamination of mildew fungi in under two hours from a 113.2m(3) hospital room.
o    Disinfection Research Institute Sterilization Laboratory in Moscow:
     - disinfected a room completely contaminated with Bacteriophage - a microorganism which lives in the E. Coli bacteria. Bacteriophage is widely used in virus testing because the microorganism's biological structure and size share many functional similarities with a wide range of viruses; and
     - 100% decontamination of room infected with bacteria (Staphylococcus aureus strain 906 (S. aureus) and Bacillus cereus strain 96 (B. cereus) - S. aureus is a known cause of hospital-acquired infections, including skin lesions such as boils and furunculosis and more serious infections such as pneumonia and meningitis.
o Institute for Veterinary Medicine in the Ukraine - destroy and sterilize air which had been inseminated with Anthrax and E.coli spores;
o New Hampshire Materials Laboratory - up to 95% reduction of hazardous gases, including numerous carcinogens found in cigarette smoke;
o    Battelle PNNL - 95% destruction of Bg (anthrax simulant); and
o Dr. Sergey Stoylar, a bacteriologist from the American Bacteriological Society - 100% destruction of Bacillus subtilis 168 (bacteria simulant).

In September 2006, the Russian Research Institute of Medical Equipment approved EOL's Kronos-based Tree air purification device for use in hospitals and other healthcare facilities. The device received Category I approval, which means the product has met the strictest regulations required for a device to be used in operating rooms and other areas that require a sterile environment. In November 2006, following the Russian Research Institute approval, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate that designates the Kronos-based Tree air purification device for medical use.

Market Segmentation

Kronos' initial business development strategy is to develop and produce products based on the Kronos technology to six distinct air quality market segments: (1) air movement and purification (residential, health care, hospitality, and commercial facilities); (2) air purification for unique spaces (clean rooms, airplanes, automotive, and cruise ships); (3) specialized military (naval vessels, closed vehicles and mobile facilities); (4) embedded cooling and cleaning (electronic devices and medical equipment); (5) industrial scrubbing (produce storage and diesel and other emissions); and (6) hazardous gas destruction (incineration and chemical facilities).

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

Kronos is currently developing products for the air movement and purification, air purification for unique spaces, and specialized military markets through specific customer contracts. Kronos is currently undertaking research and development in the embedded micro cooling market using Company funds and third party grants. These contracts and grants are described in more detail in the Technology Application and Product Development section of this filing.

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

                               Standalone Platform

Medical Products. In December 2005, Kronos executed a non-exclusive License Agreement with EOL LLC. Based in Korolev, Moscow Region, Russia, EOL is leveraging the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices in select Commonwealth of Independent States. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL will provide Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. The initial medical products are currently being marketed in Russia and marketing plans are being implanted in Ukraine, Kazakhstan, Moldova and Byelorussia. During the nine months ended March 31, 2007, Kronos earned $99,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL.

In August 2006, the Russian Research Institute of Medical Equipment began the process for product certification of the EOL's Kronos-based Tree air purification device for use in medical facilities, including a successful clinical trial of EOL products in the Pulmonary Department of Municipal Hospital #2 in Moscow. In October 2006, Scientific Institution of Health Care, Central Clinical Hospital #2 in Moscow completed a second clinical trial. As a result of these clinical trials, the Russian Research Institute approved the Kronos-based Tree air purification device for use in hospitals and other healthcare facilities. The device received Category I approval, which means the product has met the strictest regulations required for a device to be used in operating rooms and other areas that require a sterile environment. In November 2006, following the Russian Research Institute approval, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate that designates the Kronos-based Tree air purification device for medical use.

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

Residential Products. Since the October 2002 License Agreement with HoMedics expired in December 31, 2006, the Company has been in active discussions with other consumer products companies to market and sell Kronos-based air purification products.

                                Embedded Platform

Commercial Products. In June 2006, the Company executed a License Agreement with DESA. DESA is a global provider of hearth, heating and zone comfort products. DESA is the first U.S. company to license the technology for embedded applications, which represents another step forward in the commercialization and globalization of Kronos' proprietary air movement, filtration and decontamination technology. This License Agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. DESA is seeking to take advantage of the silence, energy efficiency and, in select applications, air filtration benefits of the Kronos technology. DESA has the rights to distribute these products across thirty-four countries in North America, Europe and the former Eastern Block region. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos. In January 2007, DESA committed additional funds for Kronos exploration of a second Kronos-based product application. By May 2007, various prototype configurations for each of the two product applications were under test and evaluation by Kronos and DESA.

In addition, Kronos has developed an air filtration and purification mechanism capable of performing to HEPA quality standards, while eliminating bacteria and viruses. The Company believes that Kronos devices could replace current HEPA filters with a permanent, easily cleaned, low-cost solution. Among the technical advantages of the Kronos technology over HEPA filters is the ability of the Kronos-based devices to eliminate the energy burden on air handling systems, which must generate high levels of backpressure necessary to move air through HEPA-based systems. Kronos-based devices enhance the air flow while providing better than HEPA level filtration and purification. Kronos is seeking one or more strategic partners to commercial, market and distribute Kronos based commercial embedded air filtration and purification devices.

Residential Products. During 2006, several leading global home appliance manufacturers initiated discussions with Kronos with an interest in using the Kronos technology for developing select residential applications, including silent kitchen range hoods. With specific customer input, Kronos has designed and developed initial prototype range hoods for additional customer demonstration and evaluation. In August 2006, a leading global appliance manufacturer requested a second prototype be designed and built to their specifications for further evaluation. In October 2006, the customer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. In addition, the customer has committed to a 120 day testing and evaluation period on a non-exclusive basis. In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer. In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation. In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos. These next generation range hood devices represent the culmination of more than 12 months of product design and development effort by Kronos to apply our technology to this unique embedded residential application.

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

Transportation Products. In April 2006, Kronos was invited to serve as a member and an industrial partner in the Federal Aviation Administration's (the "FAA") Air Transportation Airliner Cabin Environment Research Center of Excellence. In this capacity, Kronos will provide its real-time decontamination, air filtration, purification and technology expertise to evaluate and develop solutions that proactively address and improve cabin air quality. The program, led by the FAA, includes senior executives from aerospace equipment manufacturers and leading American universities.

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

Patents and Intellectual Property

Kronos has received notification that twelve of its patent applications have been allowed for issuance by the United States Patent and Trademark Office and two of its international patent applications have been allowed for issuance by the Commonwealth of Australia Patent Office and the Mexican Institute of Industrial Property, respectively. These patents are considered utility patents which describe fundamental innovations in the generation, management and control of electrostatic fluids, including air movement, filtration and purification. Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products. The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.

                                                U.S. Patents

               Date         U.S. Patent #        Patent Title              Description               Protection
               ----         -------------        ------------              -----------               ----------
              March          Notice of         Electric Field        effective electric field             2022
              2007           Allowance         Management            management for reduced
                                                                     sparking

              October        7,122,070         Method of and         inertialess power supply for         2025
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
             2003                              Accelerator           producing ion discharge to
                                                                     create air movement and
                                                                     base level filtration

                              International Patents

In November 2004, Kronos received formal notification from the Commonwealth of Australia Patent Office indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as an Australian patent. In December 2005, Kronos received formal notification from the Mexican Institute of Industrial Property indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as a Mexican patent. There are a number of other patent applications corresponding to Kronos' twelve U.S. Patents that have been filed and are pending outside of the United States.

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

RESULTS OF OPERATIONS

Consolidated Statement of Operations For the Three months March 31, 2007.

Our net losses for each of the three months ended March 31, 2007 and 2006 were $786,919 and $922,514, respectively. The $135,595 or 15% decrease in the net loss for the three months ended March 31, 2007, as compared to the prior year was principally the result of a $34,902 increase in revenue, a $69,472 or 9% decrease in selling, general and administrative expenses and a $32,975 or 27% decrease in interest expense.

Revenue. Revenues are generated through sales of services for design and development of Kronos devices at Kronos Air Technologies, Inc. Revenues for the three months ended March 31, 2007 were $34,902 compared with $0 for the same period in the prior year. Revenues for the three months ended March 31, 2007 were from our agreements with EOL and BSH Bosch und Siemens Hausgerate.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the three months March 31, 2007 decreased $69,472 or 9% from the corresponding period of the prior year to $732,086 principally the result of a $89,622 or 97% decrease in research and development, as the Company continued to focus its resources on technology commercialization and product development.

Interest expense. Interest expenses for the three months ended March 31, 2007 was $87,981 compared to $120,956 for the corresponding period of the prior year. The $32,975 or 27% decrease in interest expense for the three months March 31, 2007, as compared to the prior year, was principally the result of decrease in notes payable to Cornell Capital Partners.

Consolidated Statement of Operations For the Nine months March 31, 2007.

Our net losses for each of the nine months ended March 31, 2007 and 2006 were $2,501,349 and $2,628,516, respectively. The $127,167 or 5% decrease in the net loss for the nine months ended March 31, 2007, as compared to the prior year was principally the result of a $118,884 or 317% increase in revenue and a $162,094 or 38% decrease in interest expense, partially offset by a $68,886 or 3% increase in selling, general and administrative expenses.

Revenue. Revenues are generated through sales of services for design and development of Kronos devices at Kronos Air Technologies, Inc. Revenues for the nine months ended March 31, 2007 were $156,384 compared with $37,500 for the same period in the prior year, an increase of $118,884 or 317%. Revenues for the nine months ended March 31, 2007 were from our agreements with EOL, BSH Bosch und Siemens Hausgerate, GE Consumer and Industrial and DESA. Revenues for the nine months ended March 31, 2006 were from fees associated with our prototype development and acquisition agreement with a luxury automotive manufacturer.

Cost of Sales. Cost of sales for the nine months ended March 31, 2007 was $93,373 compared with $8,449 for the same period of the prior year. Cost of sales for the nine months ended March 31, 2007 was primarily product development costs associated with our EOL, Bosch, GE and DESA agreements. In comparison, cost of goods sold for the nine months ended March 31, 2006 were from fees associated with our prototype development and acquisition agreement with a luxury automotive manufacturer.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the nine months March 31, 2007 increased $68,886 from the corresponding period of the prior year to $2,302,423 principally the result of a $270,762 increase in compensation and benefits, partially offset by a $194,551 decrease in research and development, as the Company continued to focus its resources on technology commercialization and product development.

Interest expense. Interest expenses for the nine months ended March 31, 2007 was $261,936 compared to $424,030 for the corresponding period of the prior year. The $162,094 or 38% decrease in interest expense for the nine months March 31, 2007, as compared to the prior year, was principally the result of decrease in notes payable to Cornell Capital Partners.

Consolidated Balance Sheet as of March 31, 2007

Our total assets at March 31, 2007 were $1,796,345 compared with $2,656,000 at June 30, 2006. Total assets at March 31, 2007 and June 30, 2006 were comprised primarily of $1,741,581 and $1,983,908, respectively, of patents/intellectual property and $25,153 and $598,323, respectively, of cash. Total current assets at March 31, 2007 and June 30, 2006 were $47,882 and $666,351, respectively, while total current liabilities for those same periods were $4,104,566 and $3,225,274, respectively, creating a working capital deficit of $4,056,684 and $2,559,000 at each respective period end. This working capital deficit is primarily due to short term borrowings from Cornell Capital Partners and an increase in accounts payable and accrued expense.

Stockholders' deficit as of March 31, 2007 was $4,024,887. The $2,501,349 net loss for the nine months ended March 31, 2007 was partially offset by the sale and issuance of common stock for cash ($1,379,938) and the issuance of options for services ($240,942).

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt and customer contracts for research and product development to finance our operations. The Company does not currently have sufficient financial resources to fund our operations, pay certain existing obligations or those of our subsidiary, including our payroll obligations. Therefore, we need substantial additional funds to continue these operations and pay our obligations. Should the financing we require to sustain our working capital needs be unavailable, or prohibitively expensive, we would be forced to curtail or cease our business operations. The Company is in active discussions with an alternative funding source. We do not know at this time the potential outcome of these discussions.


In October 2004, Kronos entered into agreements for up to $20.5 million in equity and equity backed debt financing from Cornell Capital Partners. In October 2004, Kronos sold 5 million restricted shares of Kronos common stock for gross proceeds of $500,000 to Cornell Capital Partners. Cornell Capital Partners provided $4 million pursuant to two Promissory Notes, which were funded as follows: $2 million upon the filing a registration statement on form SB-2 and $2 million upon the SEC declaring the registration statement effective. Kronos executed a Standby Equity Distribution Agreement for $20 million of funding. In May 2006, Kronos completed repayment of the first $2 million promissory note. As of March 31, 2007, Kronos has received $7.3 million in funding under these agreements. In December 2006, Cornell Capital Partners converted and exchanged the second promissory note for a convertible debenture issued by Kronos for the outstanding principal and interest owed on the Promissory Note of $1.6 million. The convertible debenture is due in full June 13, 2007, bears and interest rate of 12% and under certain limitations is convertible into shares of Kronos common stock at $0.0075 per share. As of March 31, 2007, the Company owed $1.6 million under the convertible debenture. Kronos has issued all the shares registered to Cornell Capital Partners under the Company's June 2005 SB-2 registration statement. The Company has no plans at this time to register additional shares to Cornell Capital Partners under the terms of the Standby Equity Distribution Agreement. The Company does not have the current funds to make the June 13, 2007 payment to Cornell.

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

Net cash flow used in operating activities was $1.6 million for the nine months March 31, 2007. We were able to satisfy most of our cash requirements for this period from the sale of equity to Cornell Capital Partners and our customer agreements with EOL and DESA.

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

We do not have sufficient cash to continue operations and require significant additional financing to sustain our operations.

At March 31, 2007 and June 30, 2006, we had a working capital deficit of $4.1 million and $2.6 million, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2006, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. For the nine months ended March 31, 2007 and fiscal year ended June 30, 2006, we had an operating cash flow deficit of $1.6 million and $2.6 million, respectively. We currently do not have sufficient financial resources to fund our operations or pay certain existing obligations or those of our subsidiary, including payroll. Therefore, we need substantial additional funds to continue these operations and pay certain existing obligations.

At March 31, 2007 and June 30, 2006, we had a cash balance of $25,000 and $598,000, respectively. Should the financing we require to sustain our working capital needs be unavailable in the next several weeks, we will be forced to curtail or cease our business operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net loss of $2.4 million for the nine months ended March 31, 2007 and a net loss of $4.0 million for the fiscal year ended June 30, 2006. As a result, at March 31, 2007 and June 30, 2006, we had an accumulated deficit of $33.5 million and $31.1 million, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of debt. We expect that our revenues and cash flows from operations will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos technologies. No assurances can be given that we will be able to successfully commercialize our Kronos technologies or that we will ever be profitable. If we do not achieve profitability we could be forced to curtail or cease our business operations.

Existing stockholders will experience significant dilution from our sale of shares under any equity financing.

The sale of shares pursuant to the Standby Equity Distribution Agreement (if the Company were to register additional shares under the terms of the Agreement), the exercise of HoMedics stock warrants, the conversion of the Cornell convertible debenture or any other future equity financing transaction will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. We cannot predict the actual number of shares of common stock that will be issued any future equity financing transaction, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we do not know the exact amount of funds we will need.

Competition in the market for air movement and purification devices may result in the failure of the Kronos products to achieve market acceptance.

Kronos presently faces competition from other companies that are developing or that currently sell air movement and purification devices. Many of these competitors have substantially greater financial, research and development, manufacturing, and sales and marketing resources than we do. Many of the products sold by Kronos' competitors already have brand recognition and established positions in the markets that we have targeted for penetration. In the event that the Kronos products do not favorably compete with the products sold by our competitors, we would be forced to curtail or cease our business operations.

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

Our net intangible assets of approximately $1.7 million as of March 31, 2007 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003 and capitalized legal costs for securing patents. Intangible assets comprise 97% of our total assets as of March 31, 2007. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale or licensing of the Kronos technology. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's first fiscal nine months March 31, 2007, the Company's Principal Executive Officer / Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting during the fiscal nine months March 31, 2007, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-QSB.

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

Allstate Insurance Company, as subrogee of David Buell, plans to file a complaint in the state of Michigan against HoMedics, Inc. and Kronos with respect to damages related to a fire in the home of Mr. Buell which resulted in $244,155 in damages. Kronos believes at this time that the matter will be addressed by the Company's insurance carrier, Argonaut Group.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2007, we issued 86,643,146 registered shares of Kronos common stock to Cornell Capital Partners under our Standby Equity Distribution Agreement. The proceeds from the issuance of these shares were used for working capital purposes ($801,438) and to repay debt ($494,500).

During the nine months ended March 31, 2007, we issued 11,200,000 restricted shares of Kronos common stock to Cornell Capital Partners as a payment of $84,000 in principal under our convertible debenture dated December 13, 2006.

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

                    10.34           Securities Purchase Agreement, dated        Incorporated by reference to
                                    October 15, 2004, by and between Kronos     Exhibit 99.5 to the Registrant's
                                    Advanced Technologies, Inc. and Cornell     Form 8-K filed on November 12, 2004
                                    Capital Partners, LP


                    10.35           Investor Registration Rights Agreement,     Incorporated by reference to
                                    dated October 15, 2004, by and between      Exhibit 99.6 to the Registrant's
                                    Kronos Advanced Technologies, Inc. and      Form 8-K filed on November 12, 2004
                                    Cornell Capital Partners, LP

                    10.36           Escrow Agreement, dated October 15, 2004,   Incorporated by reference to
                                    by and between Kronos Advanced              Exhibit 99.7 to the Registrant's
                                    Technologies, Inc. and Cornell Capital      Form 8-K filed on November 12, 2004
                                    Partners, LP

                    10.37           Amended and Restated Warrant No. 1,         Incorporated by reference to
                                    dated October 25, 2004, issued to FKA       Exhibit 99.11 to the Registrant's
                                    Distributing Co. d/b/a HoMedics, Inc.       Form 8-K filed on November 12, 2004

                    10.38           Amended and Restated Warrant No. 2,         Incorporated by reference to
                                    dated October 25, 2004, issued to FKA       Exhibit 99.12 to the Registrant's
                                    Distributing Co. d/b/a HoMedics, Inc.       Form 8-K filed on November 12, 2004

                    10.39           Warrant No. 3, dated October 25, 2004,      Incorporated by reference to
                                    issued to FKA Distributing Co. d/b/a        Exhibit 99.13 to the Registrant's
                                    HoMedics, Inc.

                    10.40           Amended and Restated Registration Rights    Incorporated by reference to
                                    Agreement, dated October 25, 2004, by       Exhibit 99.14 to the Registrant's
                                    And between Kronos Advanced                 Form 8-K filed on November 12, 2004
                                    Technologies Inc., a Nevada corporation
                                    and FKA Distributing Co. d/b/a HoMedics,
                                    a Michigan corporation

                    10.41           Termination Agreement dated March 28,       Incorporated by reference to
                                    2005, by and between Kronos Advanced        Exhibit 10.63 to the Registrant's
                                    Technologies, Inc. and Cornell Capital      Form SB-2 filed on April 19, 2005
                                    Partners, LP

                    10.42           Standby Equity Distribution Agreement,      Incorporated by reference to
                                    dated April 13, 2005, by and between        Exhibit 10.64 to the Registrant's
                                    Kronos Advanced Technologies, Inc. and      Form SB-2 filed on April 19, 2005
                                    Cornell Capital Partners, LP

                    10.43           Registration Rights Agreement, dated        Incorporated by reference to
                                    April 13, 2005, by and between Kronos       Exhibit 10.65 to the Registrant's
                                    Advanced Technologies, Inc. and Cornell     Form SB-2 filed on April 19, 2005
                                    Capital Partners, LP

                    10.44           Escrow Agreement, dated April 13, 2005,     Incorporated by reference to
                                    by and between Kronos Advanced              Exhibit 10.66 to the Registrant's
                                    Technologies, Inc. and Cornell Capital      Form SB-2 filed on April 19, 2005
                                    Partners, LP

                    10.45           Placement Agent Agreement, dated April      Incorporated by reference to
                                    13, 2005, by and between Kronos Advanced    Exhibit 10.67 to the Registrant's
                                    Technologies, Inc. and Cornell Capital      Form SB-2 filed on April 19, 2005
                                    Partners, LP

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

                    10.47           Form of Equity-Back Promissory Note in      Incorporated by reference to
                                    the principal amount of $2,000,000 dated    Exhibit 10.59 to the Registrant's
                                    June 22, 2005 between Kronos Advanced       Form 10-KSB filed on September
                                    Technologies, Inc. and Cornell Capital      28, 2005
                                    Partners, LP



                    10.48           Form of Convertible Debenture in the        Incorporated by reference to
                                    principal amount of $1,645,476 dated        Exhibit 10.1 to the Registrant's
                                    December 13, 2006 between Kronos Advanced   Form 8-K filed on December 15, 2007
                                    Technologies, Inc. and Cornell Capital
                                    Partners, LP


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

 DATED:   May 18, 2007            KRONOS ADVANCED TECHNOLOGIES, INC.

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