Form 10KSB
period 2007-06-30
KRONOS ADVANCED TECHNOLOGIES INC
filed 2007-09-28
CIK 1108248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB


                                   (Mark One)


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                     For the fiscal year ended June 30, 2007


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


                    Issuer's telephone number (617) 364-5089


         Securities registered under Section 12(b) of the Exchange Act:


Title of each class                    Name of each exchange on which registered
                                       _________________________________________


         Securities registered under Section 12(g) of the Exchange Act:


                    Common Stock, Par Value $0.001 Per Share


                    -----------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [ ]

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


State issuer's revenues for its most recent fiscal year: $160,478


The aggregate market value of the voting and non-voting common equity held by non-affiliates on September 25, 2007 was $4,388,641 based on the average bid and asked prices on such date of $0.18.


Note: If determining whether a person if an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Registrant had 243,813,391 shares of Common Stock, par value $0.001 per share, outstanding on September 26, 2007.


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


OUR COMPANY


We are a Nevada corporation. Our principal executive offices are located at 464 Common Street, Suite 301, Belmont, Massachusetts 02478. Our telephone number is
(617) 364-5089. The address of our website is www.kronosati.com. Information on our website is not part of this filing.


CORPORATE HISTORY


Kronos Advanced Technologies, Inc. ("Kronos" or the "Company") was originally incorporated under the laws of the State of Utah on September 17, 1980 as Penguin Petroleum, Inc. Penguin Petroleum Inc.'s stockholders approved a name change on October 6, 1982 to Petroleum Corporation of America, Inc. On December 29, 1996, stockholders approved a reorganization whereby they exchanged their stock on a one-for-one basis with Technology Selection, Inc., a Nevada corporation. Technology Selection, Inc.'s shares began trading on the Over-the-Counter Bulletin Board on August 28, 1996 under the symbol "TSET." On November 19, 1998, Technology Selection, Inc. changed its name to TSET, Inc. Effective January 12, 2001, we began doing business as Kronos Advanced Technologies, Inc.; and, as of January 18, 2002, we changed our ticker symbol to "KNOS." Our recent activities have been focused on capitalizing on our investment in Kronos Air Technologies, Inc., a wholly owned subsidiary of Kronos, and we have not, to date, generated significant operating revenues. We have never been party to any bankruptcy, receivership, or similar proceedings and, other than noted above, have not been party to any material reclassification, merger, or consolidation not in the ordinary course of our business.


BUSINESS STRATEGY


Kronos is a product development and production company that continues to develop and patent technology that among other things fundamentally changes the way air is moved, filtered and sterilized. Kronos is pursuing commercialization of its proprietary technology in a limited number of markets; and if we are successful and funds are available, we intend to enter additional markets in the future. The Company currently has thirteen U.S. patents and three international patents. To date, our ability to execute our strategy has been restricted by our limited amount of capital.

Kronos is focused on developing proprietary technology for air movement and purification applications to address the indoor air quality market. The Kronos technology has numerous valuable characteristics for applications in the indoor air quality market, including moving air and gases at high velocities while filtering odors, smoke and particulates and sterilizing air from bacteria and virus contamination. A number of the scientific claims of the Kronos technology have been tested by the U. S. and foreign governments, multi-national companies and independent testing facilities (see "Independent Testing - Product Claims Platform").

The Company has begun establishing strategic partners with select companies both domestically and internationally for standalone and embedded applications of our proprietary technology. The Company and its partners are in various stages of developing Kronos-based products.

                               Standalone Platform

     o Residential Products - In December 2006, the Company's Exclusive License Agreement with HoMedics expired. The Company is in active discussions with other consumer products companies to market and sell Kronos-based air purification products through retail, direct selling and multi-level-marketing distribution channels. In conjunction with these discussions, the Company has developed and built prototype devices to customer specifications for their testing and evaluation.

     o Medical Products - In December 2005, the Company executed a non-exclusive license agreement with EOL LLC, a Russian Federation company ("EOL"), for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States. The initial medical products are currently being marketed in Russia and marketing plans are being implanted in Ukraine, Kazakhstan, Moldova and Byelorussia. In November 2006, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate for the product that designates the product for medical use. During the fiscal year ended June 30, 2007, Kronos earned $104,000 in revenue from the sale of power supplies, other electrical components and engineering services, and from the royalty from the sale of finished products by EOL. The Company is in active discussions to enter the U.S. medical market with one or more medical products distribution companies.

                                Embedded Platform

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

     o Residential Products - In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. This next generation range hood device represented the culmination of more than twelve months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006. In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer. In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation. In February 2007, a second global appliance manufacturer committed to purchase prototypes from Kronos for testing and evaluation. During the year ended June 30, 2007, Kronos earned $37,000 in revenue from the development of prototype devices for the residential range hood market place.

     o Microelectronics Products - In June 2007, the Washington Technology Center awarded the Company in conjunction with the University of Washington and Intel Corporation, continued funding for a research and development project based on a novel cooling system for microelectronics and computer chips. This Phase III award follows the Company's Phase 1 and Phase II awards in December 2004 and June 2006, respectively.

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

     o air purification, including particulate removal, bacteria and viral removal, biohazard destruction, and odor removal;

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

     o    Disinfection Research Institute Sterilization Laboratory in Moscow:

          - disinfected a room completely contaminated with Bacteriophage - a microorganism which lives in the E. Coli bacteria. (Bacteriophage is widely used in virus testing because the microorganism's biological structure and size share many functional similarities with a wide range of viruses); and
          - 100% decontamination of room infected with bacteria (Staphylococcus aureus strain 906 (S. aureus) and Bacillus cereus strain 96 (B. cereus) - S. aureus is a known cause of hospital-acquired infections, including skin lesions such as boils and furunculosis and more serious infections such as pneumonia and meningitis.

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

     o    Battelle PNNL - 95% destruction of Bg (anthrax simulant); and

     o Dr. Sergey Stoylar, a bacteriologist from the American Bacteriological Society - 100% destruction of Bacillus subtilis 168 (bacteria simulant).

Medical Product Approval

In September 2006, the Russian Research Institute of Medical Equipment approved EOL's Kronos-based Tree(TM) air purification device for use in hospitals and other healthcare facilities. The device received Category I approval, which means the product has met the strictest regulations required for a device to be used in operating rooms and other areas that require a sterile environment. In November 2006, following the Russian Research Institute approval, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate that designates the Kronos-based Tree(TM) air purification device for medical use.

Market Segmentation

Kronos' initial business development strategy is to develop and produce products based on the Kronos technology to six distinct air quality market segments: (1) air movement and purification (residential, health care, hospitality, and commercial facilities); (2) air purification for unique spaces (clean rooms, airplanes, automotive, and cruise ships); (3) embedded cooling and cleaning (electronic devices and medical equipment); (4) specialized military (naval vessels, closed vehicles and mobile facilities); (5) industrial scrubbing (produce storage and diesel and other emissions); and (6) hazardous gas destruction (incineration and chemical facilities).

Kronos' current focus is on the first three of these market segments, which are described in more detail below:

     o Air Movement and Purification - Indoor air pollution, including sick building syndrome, second hand cigarette smoke and various bacterial and viral contaminants, is primarily caused by inadequate ventilation, chemical contaminants from indoor and outdoor sources and biological contaminants. There is also a demand for smaller devices that move, heat and deodorize the indoor air stream. The addressable air movement and purification segment is made up of four principal target markets:
          (1) residential, (2) health care, (3) hospitality and (4) commercial facilities.

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

Kronos is currently developing products for the air movement and purification and air purification for unique spaces markets through specific customer contracts. Kronos is currently undertaking research and development in the embedded micro cooling market using Company funds and third party grants. These contracts and grants are described in more detail in the Technology Application and Product Development section of this filing.

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

                               Standalone Platform

Residential Products. Since the October 2002 Exclusive License Agreement with HoMedics expired in December 31, 2006, the Company has been in active discussions with other consumer products companies to market and sell Kronos-based air purification products through retail, direct selling and multi-level-marketing distribution channels. In conjunction with these discussions, the Company has developed and built prototype devices to customer specifications for their testing and evaluation.

Medical Products. In December 2005, the Company executed a non-exclusive license agreement with EOL LLC, a Russian Federation company ("EOL"), for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States. The initial medical products are currently being marketed in Russia and marketing plans are being implanted in Ukraine, Kazakhstan, Moldova and Byelorussia. In November 2006, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate for the product that designates the product for medical use. During the fiscal year ended June 30, 2007, Kronos earned $104,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL.

In August 2006, the Russian Research Institute of Medical Equipment began the process for product certification of the EOL's Kronos-based Tree(TM) air purification device for use in medical facilities, including a successful clinical trial of EOL products in the Pulmonary Department of Municipal Hospital #2 in Moscow. In October 2006, Scientific Institution of Health Care, Central Clinical Hospital #2 in Moscow completed a second clinical trial. As a result of these clinical trials, the Russian Research Institute approved the Kronos-based Tree(TM) air purification device for use in hospitals and other healthcare facilities. The device received Category I approval, which means the product has met the strictest regulations required for a device to be used in operating rooms and other areas that require a sterile environment. In November 2006, following the Russian Research Institute approval, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate that designates the Kronos-based Tree(TM) air purification device for medical use.

The Company is in active discussions to enter the U.S. medical market with one or more medical products distribution companies.

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

In addition, Kronos has developed an air filtration and purification mechanism capable of performing to HEPA quality standards, while eliminating bacteria and viruses. The Company believes that Kronos devices could replace current HEPA filters with a permanent, easily cleaned, low-cost solution. Among the technical advantages of the Kronos technology over HEPA filters is the ability of the Kronos-based devices to eliminate the energy burden on air handling systems, which must generate high levels of backpressure necessary to move air through HEPA-based systems. Kronos-based devices enhance the air flow while providing better than HEPA level filtration and purification. Kronos is seeking one or more strategic partners to commercialize, market and distribute Kronos based commercial embedded air filtration and purification devices.

Residential Products. In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. This next generation range hood device represented the culmination of more than twelve months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006. In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer. In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation. In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos for testing and evaluation. During the year ended June 30, 2007, Kronos earned $37,000 in revenue from the development of prototype devices for the residential range hood market place.

Transportation Products. In April 2006, Kronos was invited to serve as a member and an industrial partner in the Federal Aviation Administration's (the "FAA") Air Transportation Airliner Cabin Environment Research Center of Excellence. In this capacity, Kronos is providing its real-time decontamination, air filtration, purification and technology expertise to evaluate and develop solutions that proactively address and improve cabin air quality. The program, led by the FAA, includes senior executives from aerospace equipment manufacturers and leading American universities.

Microelectronics Cooling Products. In December 2004, Kronos and the University of Washington were awarded a Phase I grant for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center (the "WTC"). The objective of the project is to develop a novel energy-efficient heat transfer technology for cooling microelectronics. In January 2006, Kronos and the University of Washington conducted a successful bench scale demonstration of micron cooling of a MEMS chip. In June 2006, the Company and the University of Washington were awarded a Phase II grant for continued funding in its novel cooling system for microelectronics and computer chips. The WTC contributed $100,000 as a Phase II grant for the project. Kronos provided $35,000 in funding and $38,000 in in-kind services, including use of the Kronos Research and Product Development Facility. Dr. Alexander Mamishev of the University of Washington Electrical Engineering Department is the principal investigator on the project and is leading a team of scientists and engineers from Kronos and Intel Corporation who are also collaborating on the project. In September 2006, Kronos hired a former Intel employee to lead Kronos' development of micro cooling applications.

In June 2007, the Company and the University of Washington were awarded a Phase III grant for continued funding. This additional funding is to support the further development of prototype products. The WTC is contributing $100,000. Kronos will provide $20,000 in funding and $20,000 in in-kind services, including use of the Kronos Research and Product Development Facility.

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

Patents and Intellectual Property

Kronos currently has thirteen registered patents with the United States Patent and Trademark Office and three international patents registered with the Canadian Intellectual Property Office, the Commonwealth of Australia Patent Office and the Mexican Institute of Industrial Property. These patents are considered utility patents which describe fundamental innovations in the generation, management and control of electrostatic fluids, including air movement, filtration and purification. Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products. The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.

                                  U.S. Patents

                Date         U.S. Patent #        Patent Title              Description               Protection
                ----         -------------        ------------              -----------               ----------
               August         7,262,564         Alternative           geometry, voltage ratios            2024
               2007                             Geometries and        and power requirements
                                                Voltage Supply        for improved operational
                                                Management            performance

               July           7,248,003         Electric Field        effective electric field             2025
               2007                             Management            management for reduced
                                                                      sparking

               October        7,122,070         Method of and         inertialess power supply for         2025
               2006                             Apparatus for         safe operation and spark
                                                Electrostatic Fluid   prevention
                                                Acceleration

               August         7,157,704         Corona Discharge      method of generating air             2023
               2006                             Electrode and Method  flow and air cleaning with
                                                of Operating          reduced amount of ozone by-
                                                                      product and with extended
                                                                      life-span of the electrodes

               July           7,150,780         Electrostatic Air     method for improving the             2024
               2006                             Cleaning Device       efficiency of electrodes for
                                                                      filtering micron and sub-
                                                                      micron size particles

               May            7,053,565         Electrostatic Fluid   effective powering of the            2024
               2006                             Accelerator - Power   electrodes for high level of
                                                Management            air velocity

               November       6,963,479         Electrostatic Fluid   advanced voltage management          2023
               2005                             Accelerator -         impacts air filtration and
                                                Advanced Geometries   sterilization, air flow and
                                                                      ozone as well as safe operation
                                                                      and spark prevention

               August         6,937,455         Spark Management      analysis, detection and              2022
               2005                             Method and Device     prevention of sparks in a
                                                                      high voltage field -
                                                                      creating safe, effective
                                                                      electrostatic technology
                                                                      products


               July           6,919,698         Voltage Management    materials and geometry               2023
               2005                             for Electrostatic     allowing for spark free
                                                Fluid Accelerator     operation and use of light
                                                                      weight, inexpensive
                                                                      materials as the electrodes

               May            6,888,314         Electrostatic Fluid   electrode design geometries          2022
               2005                             Accelerator -         and attributes including
                                                Electrode Design      micro channeling to achieve
                                                Geometries            unique air movement and
                                                                      purification performance

               April          6,727,657         Electrostatic Fluid   synchronization of multiple          2022
               2004                             Accelerator for and   stages of arrays -
                                                a Method of           increasing air flow and air
                                                Controlling Fluid     flow efficiency

              December       6,664,741          Method of and         ratio of voltage for                 2022
              2003                              Apparatus for         producing ion discharge to
                                                Electrostatic Fluid   create air movement and
                                                Acceleration Control  base level filtration
                                                of a Fluid Flow

              January        6,504,308          Electrostatic Fluid   electrode density core for           2019
              2003                              Accelerator           producing ion discharge to
                                                                      create air movement and
                                                                      base level filtration

                              International Patents

In April 2007, Kronos received formal notification from the Canadian Intellectual Property Office indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and allowed for issuance as a Canadian patent. In December 2005, Kronos received formal notification from the Mexican Institute of Industrial Property indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and approved as a Mexican patent. In November 2004, Kronos received formal notification from the Commonwealth of Australia Patent Office indicating that its application entitled "Electrostatic Fluid Accelerator" has been examined and approved as an Australian patent. There are a number of other patent applications corresponding to Kronos' thirteen U.S. Patents that have been filed and are pending outside of the United States.

Kronos intends to continue to aggressively file patent applications in the U.S. and internationally. A number of additional patent applications have been filed for, among other things, the control and management of electrostatic fluid acceleration. These additional patent applications are either being examined or are awaiting examination by the Patent Office.

MILESTONES


Our primary business objectives over the prior 12 months was to secure the funding to support the Company's effort to commercialize its proprietary technology while continuing to expand our research into new product applications. In the fiscal year ended June 30, 2007, the Company received $4,459,000 in funding from investors with an investor option to fund an additional $13,900,000. In addition during the fiscal year ended June 30, 2007, the Company received $1,380,000 in funding from Cornell Capital Partners and $160,000 in customer funded product development work and licensing revenue from the sale of Kronos-based products. The Company was also able to restructure its debt during the fiscal year ended June 30, 2007 by settling in full $3,082,000 in outstanding debt inclusive of interest to HoMedics through a $1,000,000 payment under the terms of the Company and HoMedics' Settlement Agreement and General Release and repayment in full $1,650,000 in debt with Cornell Capital Partners.


Our second objective was to launch Kronos-based standalone consumer products. During the year, despite the success of the Company in developing and testing a viable consumer product, the Company was not able to achieve its objective of having its residential, retail consumer products partner brought to market. As a result, in December 2006, the Company allowed its license agreement to expire with that partner, HoMedics USA, Inc. The expiration of this agreement positioned the Company to identify and initiate discussion with new strategic partners in the residential market place who have the willingness and viability to bring Kronos-based consumer air purification products to market.


Our third objective was to execute on our agreements with EOL and DESA. The Company provided technical services and electronics to EOL as EOL completed development of a medical air purifier and began selling the product into the hospital marketplace. The Company generated $104,000 in revenue during the fiscal year ended June 30, 2007 through the sale of Kronos proprietary electronics and from royalties from EOL sale of Kronos-based air purification devices in Russia and other select Commonwealth of Independent States. The Company provided technical support for embedded applications of Kronos technology with DESA by designing and building prototype devices for DESA in the embedded residential fireplace market.

In addition, during the year the Company (i) executed on a Phase II award and obtained a Phase III award from the Washington Technology Center in conjunction with the University of Washington and Intel Corporation for a research and development project based on a novel cooling system for microelectronics and computer chips; (ii) continued to serve as a member and an industrial partner in the Federal Aviation Administration's (FAA) Air Transportation Airliner Cabin Environment Research Center of Excellence (ACER CoE); and (iii) pursued new opportunities initiated by several leading global home appliance manufacturers for the development of select residential applications of our technology, including silent kitchen range hoods. These opportunities generated $37,000 in revenue during the fiscal year ended June 30, 2007 and a commitment for an additional $34,000 in funding in fiscal 2008.


The Company was able to achieve these successes through the expansion of (i) our product development resources to better position Kronos' ability to address specific customer issues and needs; (ii) our product claims platform to include independent verification of Kronos' technology's ability to decontaminate rooms infected with bacteria and viruses and sterilize air flows contaminated with anthrax and E.coli spores and Staphylococcus aureus and Bacillus cereus bacteria; and (iii) our intellectual property.


Our primary business objectives over the next twelve months are to (i) secure commitments from one or more distributors of residential standalone air purifiers for the purchase of Kronos developed and manufactured air purifiers,
(ii) secure access to one or more viable contract manufactures to produce these products, (iii) execute on our agreements with EOL and DESA, and (iv) secure new strategic partner(s) for developing new product applications.


In order to achieve these objectives the Company will need to (i) expand our product development and engineering resources to better position Kronos to address specific customer issues and needs, (ii) secure commitments from one or more distributors of residential range hoods for the purchase of Kronos developed and manufactured air purifiers, and (iii) continue to implement our intellectual property strategies, including continuation of our U.S. and international patent filing process to enable a full development and effective management of our intellectual property rights and assets. We believe that execution on our business plan will be achieved through the funding from Kronos' new investors, AirWorks and Hilltop, from customer funded product development work and from revenue from the sale of Kronos-based products and services.

AIRWORKS AND HILLTOP SECURED CONVERTIBLE DEBT TRANSACTION

In June 2007, Kronos entered into a Funding Agreement with a group of lenders providing for a loan, at the discretion of the lenders, in the aggregate amount of up to $18,159,000. At the initial closing, the Company received an initial advance of $4,259,000. After payment in full of the amounts due under an outstanding convertible debenture issued to Cornell Capital Partners, the settlement agreement obligation to HoMedics and the expenses of the transaction, the remainder of $1,069,000 was used for working capital purposes.

The initial new lenders were: (i) AirWorks Funding LLLP, a newly-formed limited partnership ("AirWorks"); (ii) Critical Capital Growth Fund, L.P. and various Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co.
(UK) Ltd. (collectively "Sands") and (iii) RS Properties I LLC, a New York-based private investment company ("RS Properties"). Subsequently, RS Properties assigned to Hilltop Holding Company, LP, a Delaware limited partnership, (`Hilltop") its promissory note together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement.


The loan is secured by all of the Company's assets and is convertible into shares of the Company's common stock at a conversion price of $0.0028 per share, subject to adjustment under certain circumstances. Future installments under the Funding Agreement, up to $13,900,000, may be advanced at the discretion of the lenders, even if not requested by the Company. Under the Funding Agreement and related notes, the Company pays interest at the rate of 12% per annum. Of the total amount of the initial advance, interest is paid monthly starting July 1, 2007 on $859,000, which principal amount is due and payable December 31, 2007. Such amount may be converted into Kronos common stock at the option of the holder at the $0.0028 conversion price only if not paid in full by December 31, 2007. With respect to all other loan amounts, interest is paid quarterly starting January 1, 2008 and outstanding principal is due and payable June 19, 2010, unless earlier converted at the option of the lenders. Assuming payment when due of the $859,000, that the maximum loan amount is advanced under the Funding Agreement and related notes and that the lenders convert the entire amount of the loan into Kronos common stock at the noted conversion price, the lenders would own approximately 93.3% of the Company's total equity on a fully diluted, as converted basis.


Also in connection with the Funding Agreement, several Kronos option and warrant holders delivered standstill agreements pursuant to which such holders agreed not to exercise their options or warrants before December 31, 2007. Several stockholders also entered into Voting Agreements with the lenders pursuant to which they agreed to vote, if and when proposed to shareholders, in favor of:
(i) a slate of directors of the Company's board of directors as proposed by AirWorks; (ii) adjusting the size of the Company's board of directors such that upon the election of the slate of directors proposed by AirWorks, such directors hold a majority of the seats on the Company's board of directors; (iii) approving an amendment to the Company's articles of incorporation to increase the Company's authorized common stock to a number of shares necessary to allow the lenders to convert the entire amount of the financing into shares of common stock of the Company as provided in the Notes and the Funding Agreement; (iv) reincorporating the Company in Delaware; (v) a reverse stock split proposed by AirWorks or the Company's board of directors; and (vi) against any action or transaction that may reasonably be expected to impede, interfere with, delay, postpone or attempt to discourage the consummation of any of the foregoing. Such standstill and voting agreements, combined with the conversion into Kronos common stock of a sufficient amount of the initial advance under the Funding Agreement, would give the lenders voting control of the Company.

The Funding Agreement also gives the lenders the right to designate a majority of the members of the Company's Board of Directors. Such right has not yet been exercised. The Funding Agreement also contains usual and customary representations and warranties and covenants that prohibit the Company from undertaking certain actions without the consent of AirWorks.


HOMEDICS SENIOR DEBT TRANSACTION


In May 2003, Kronos entered into an agreement with FKA Distributing Co. d/b/a HoMedics, Inc., ("HoMedics") for $2,500,000 in financing, including $2,400,000 in secured debt financing and $100,000 for the purchase of warrants. $2,500,000 was paid to Kronos upon execution of the agreement. In October 2004, Kronos and HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1,000,000 on in funding consisting of $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. In December 2005, $175,000 of the $925,000 was funded. The balance of $750,000 was not funded. In addition, quarterly debt payments and the maturity date for existing debt were extended. Quarterly payments due on the outstanding $2,400,000 in secured debt financing, which had been scheduled to begin in August 2004, were due in February 2007. The maturity date of the $2,400,000 in debt had been extended from May 2008 to October of 2009; the maturity date on the $175,000 was extended to October 2009. The interest rate was at 6% for the $2,400,000 in debt; the rate was also 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. In connection with the October 2004 agreements, Kronos issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock. In February 2007, HoMedics and Kronos executed a Settlement Agreement and General Release whereby among other things HoMedics agreed to receive $1,000,000 in a cash payment to cancel the loan agreements, including all principal and accrued interest, and to cancel the warrants to purchase 26.5 million shares of the Company's common stock and the anti-dilution provisions of the warrants. In June 2007, Kronos made the $1,000,000 payment under the terms of a Settlement Agreement and General Release.

CORNELL CAPITAL TRANSACTIONS


In October 2004, Kronos entered into agreements for up to $20,500,000 in equity and equity backed debt financing from Cornell Capital Partners. Cornell Capital Partners provided $4,000,000 pursuant to two Promissory Notes, which were funded as follows: $2,000,000 upon filing a Registration Statement and $2,000,000 upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20,000,000 of funding which Kronos had the option to drawdown against. As of June 30, 2006, Kronos had repaid the first Promissory Note in full and as of June 30, 2007 had repaid the second Promissory Note in full. On June 19, 2007, the Company cancelled the Standby Equity Distribution Agreement.


EMPLOYEES


On September 26, 2007, Kronos and its subsidiaries had fifteen full-time employees. Of the total number of full-time employees, one works in general management, ten in product development, three in research, and one in marketing and sales and operations. None of the employees are represented by unions. There has been no disruption of operations due to a labor dispute. We consider our relations with our employees to be good.


FACTORS AFFECTING KRONOS' BUSINESS AND PROSPECTS

We are subject to various risks which may have a material adverse effect on our business, financial condition and results of operations, and may result in a decline in our stock price. Certain risks are discussed below:

We do not have sufficient cash to continue operations and require significant additional financing to sustain our operations.

At June 30 2007 and June 30, 2006, we had a working capital deficit of $1,208,000 and $2,559,000, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2007, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise doubt about our ability to continue as a going concern. For the fiscal years ended June 30, 2007 and 2006, we had an operating cash flow deficit of $3,029,000 and $2,615,000 and a cash balance of $364,000 and $598,000, respectively. Funding may be available to Kronos through AirWorks and Hilltop. However, Kronos has not determined if this funding will be sufficient, because the lenders, at their sole discretion, control the timing of and whether such funding will occur.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net loss of $2,351,000 for the fiscal year ended June 30, 2007 and a net loss of $4,000,000 for the fiscal year ended June 30, 2006. As a result, at June 30, 2007 and June 30, 2006, we had an accumulated deficit of $33,469,000 and $31,117,000, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of debt. We expect that our revenues and cash flows from operations will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos technologies. No assurances can be given that we will be able to successfully commercialize our Kronos technologies or that we will ever be profitable. If we do not achieve profitability we could be forced to curtail or cease our business operations.

Existing stockholders will experience significant dilution from our sale of shares under any equity financing.

The sale of shares pursuant to the conversion of the AirWorks and Hilltop Secured Convertible Promissory Note, the exercise of stock options and warrants or any other future equity financing transaction will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline.

Competition in the market for air movement and purification devices may result in the failure of the Kronos products to achieve market acceptance.

Kronos presently faces competition from other companies that are developing or that currently sell air movement and purification devices. Many of these competitors have greater financial, research and development, manufacturing, and sales and marketing resources than we do. Many of the products sold by Kronos' competitors already have brand recognition and established positions in the markets that we have targeted for penetration. In the event that the Kronos products do not favorably compete with the products sold by our competitors, we would be forced to curtail or cease our business operations.

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

Our net intangible assets of approximately $1,723,000 as of June 30, 2007 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003 and capitalized legal costs for securing patents. Intangible assets comprise 82% of our total assets as of June 30, 2007. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale Kronos-based products. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

     - Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

     - In issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

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

We rely principally upon the services of our senior executive management, and certain key employees, including the Kronos research and product development team, the loss of whose services could have a material adverse effect upon our business and prospects. Competition for appropriately qualified personnel is intense. Our ability to attract and retain highly qualified senior management and technical research and product development personnel are believed to be an important element of our future success. Our failure to attract and retain such personnel may, among other things, limit the rate at which we can expand operations and achieve profitability. There can be no assurance that we will be able to attract and retain senior management and key employees having competency in those substantive areas deemed important to the successful implementation of our plans to fully capitalize on our investment in the Kronos technology, and the inability to do so or any difficulties encountered by management in establishing effective working relationships among them may adversely affect our business and prospects. Currently, we do not carry key person life insurance for any of our executive management, or key employees.

ITEM 2. PROPERTIES


Our principal executive office is located at 464 Common Street, Suite 301, Belmont, Massachusetts. The Company's Research and Product Development facility is located at 15241 NE 90th Street, Redmond, Washington. Kronos is committed through September 30, 2009 to annual lease payments on operating leases for 6,000 square feet of office/research and product development premises. We do not consider our Research and Product Development facility to be adequate and the Company expects to expand on its leased space during the fiscal year ended June 30, 2008.


ITEM 3. LEGAL PROCEEDINGS

From time to time the Company may be subject to law suits in the normal course of business.

Thompson E. Fehr has filed a complaint in the Second Judical District Court of Weber County in the state of Utah against Kronos with respect to prior services rendered to High Voltage Integrated, Inc. totaling $47,130. The Company believes this complaint is without merit and is rigorously defending itself.

Allstate Insurance Company, as subrogee of David Buell, filed a complaint in the Cicruit Court for the County of Oakland in the state of Michigan against HoMedics, Inc. and Kronos with respect to damages related to a fire in the home of Mr. Buell which resulted in $244,155 in damages. Under the terms of the Company's General Liability insurance policy, this matter is currently being addressed by the Company's insurance carrier, Argonaut Group.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "KNOS." Our high and low bid prices by quarter during fiscal 2007 and 2006 are presented as follows:

                                                    FISCAL YEAR 2007
                                                    HIGH         LOW
First Quarter (July 2006 to September 2006)        $0.048      $0.019
Second Quarter (October 2006 to December 2006)     $0.024      $0.012
Third Quarter (January 2007 to March 2007)         $0.021      $0.006
Fourth Quarter (April 2007 to June 2007)           $0.028      $0.008

                                                    FISCAL YEAR 2006
                                                    HIGH         LOW
First Quarter (July 2005 to September 2005)        $0.100      $0.045
Second Quarter (October 2005 to December 2005)     $0.175      $0.042
Third Quarter (January 2006 to March 2006)         $0.090      $0.052
Fourth Quarter (April 2006 to June 2006)           $0.072      $0.037


On September 26, 2007, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.02 per share. On September 26, 2007, we had approximately 2,500 beneficial stockholders of our common stock and 243,813,391 shares of our common stock were issued and outstanding.


On February 12, 2002, the Board of Directors approved the TSET, Inc. Stock Option Plan under which Kronos' key employees, consultants, independent contractors, officers and directors were eligible to receive grants of stock options. Kronos has reserved and issued a total of 6,250,000 shares of common stock under the Stock Option Plan. As of the All the option under the TSET, Inc. Stock Option Plan have been issued.


On June 15, 2007, the Board of Directors approved the Kronos Advanced Technologies Stock Option Plan under which Kronos' key employees, consultants, independent contractors, officers and directors are eligible to receive grants of stock options. Kronos has reserved and issued a total of 100,000,000 shares of common stock under the Stock Option Plan.


DIVIDENDS


We have not declared or paid dividends on our common stock during fiscal 2006 or 2007 and do not plan to declare or pay dividends on our common stock during fiscal 2008. Our dividend practices are determined by our Board of Directors and may be changed from time to time. We will base any issuance of dividends upon our earnings (if any), financial condition, capital requirements, acquisition strategies, and other factors considered important by our Board of Directors. Nevada law and our Articles of Incorporation do not require our Board of Directors to declare dividends on our common stock. We expect to retain any earnings generated by our operations for the development and expansion of our business and do not anticipate paying any dividends to our stockholders for the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES


Except as otherwise noted, all of the following shares were issued and options and warrants granted pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about Kronos to make an informed investment decision. Among this information was the fact that the securities were restricted securities.


All investors participating in private placements for cash were "accredited investors" within the meaning of Regulation D. In addition, we note that there are several categories of recipients of these shares. These include officers and directors. Kronos does not believe that these categories of recipients should be integrated with each other under the concept of integration. Under Securities Act Release Nos. 4552 and 4434, these categories would not involve a single plan of financing and would not be considered to be made for the same general purpose. As a result, each category should be reviewed on its own. Given the small number of purchasers in these categories, Kronos believes that these transactions complied in all respects with Section 4(2). Kronos believes that this conclusion is true even if the transactions occurring within each category are integrated with other transactions occurring within six months or one year of a given transaction.

On April 27, 2007, we issued three year Convertible Promissory Notes to two accredited investors for $200,000 convertible into shares of Kronos common stock at $0.0028 per share.

On June 18, 2007, we issued 80 million stock options to employees and directors. The ten year options vest two thirds upon issuance and one third over the following twelve months and convert into shares of Kronos common stock at $0.016 per share.

On June 19, 2007, we issued three year Secured Convertible Promissory Notes to a group of institutional investors for up to $17,300,000 convertible into shares of Kronos common stock at $0.0028 per share. As of June 30, 2007, $3,400,000 of the $17,300,000 had been funded. In August, an additional $659,000 had been funded.

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


GENERAL


Kronos Advanced Technologies, Inc. is a product development and production company that has developed and patented technology that fundamentally changes the way air is moved, filtered and sterilized. Kronos is pursuing commercialization of its proprietary technology in a limited number of markets; and if we are successful, we intend to enter additional markets in the future. The achievements of the Company over the past twelve months included the following:

     o   Business Development, Marketing and Sales:


         - earned $160,000 in revenue from the sale of electronics, royalties from the sale of finished products and development contracts for embedded product applications;

         - initiated discussions with residential distributors of standalone air purifiers to consumers and health care product distributors to medical practitioners as the Company's seeks to secure orders for the sale of Kronos developed and produced air purification products;

         - awarded a Washington Technology Center Phase III grant for developing a novel approach to cooling micro chips.

     o   Operations:


         - expanded our product development resources, including the recruitment of a senior product development and engineering leader;


         - completed testing of consumer standalone air purification products;


         - developed an acceptable standalone air purifier for the medical market with the Company's strategic partner, EOL;


         - developed prototype range hoods for two leading global appliance manufacturers;


         - developed prototype products with Company's strategic partner, DESA, for the embedded heater market.

     o   Technology and Intellectual Property:


         - secured additional U.S. and international patents for our proprietary technology and made additional patent filings;

         - expanded our product claims platform to include independent verification of Kronos' technology's ability to decontaminate rooms infected with bacteria and viruses and sterilize air flows contaminated with anthrax and E.coli spores and Staphylococcus aureus and Bacillus cereus bacteria.


Recent Developments


HoMedics. In December 2006, the Company's Exclusive License Agreement with HoMedics USA, Inc. expired. This freed the Company to pursue alternative strategic distribution partners in the retail, consumer market place.


EOL. During the fiscal year ended June 30, 2007, the Company developed a viable standalone air purifier for the medical market with EOL and generated $104,000 in revenue from the sale of the Company's proprietary electronics to EOL and from royalties from EOL's sale of Kronos-based air purifiers to hospitals in Russia.


Global Appliance Manufacturers: During the fiscal year ended June 30, 2007, the Company developed silent range hood prototypes based on embedding the Kronos technology into existing range hood product configurations. Initial prototypes were shipped to one customer and additional prototypes under construction are expected to shipped to a second customer in fiscal 2008.


DESA. During the year ended June 2007, the Company developed prototype products with DESA for the embedded heater market.


Washington Technology Center. In June 2007, the Washington Technology Center awarded the Company in conjunction with the University of Washington and Intel Corporation continued funding under a Phase III contract for a research and development technology project on a novel cooling system for microelectronics and computer chips. This award was a follow on to the Company's Phase I and II contract awards and the successful bench scale demonstration of micron cooling of a MEMS chip.


Cornell Debt Repayment. In June 2007, the Company completed repayment of the second $2,000,000 promissory note to Cornell Capital Partners.


HoMedics Debt Repayment. In June 2007, the Company made the $1,000,000 payment under the terms of the settlement agreement obligation with HoMedics thereby canceling the loan agreements, including all principal and accrued interest, and canceling the warrants to purchase 26.5 million shares of the Company's common stock and the anti-dilution provisions of the warrants.

AirWorks and Hilltop. In June 2007, Kronos entered into a Funding Agreement with AirWorks, Hilltop and Sands providing for a loan, at the discretion of the lenders, in the aggregate amount of up to $18,159,000. At the initial closing, the Company received an initial advance of $4,259,000. After payment in full of the amounts due under an outstanding convertible debenture issued to Cornell Capital Partners and settlement agreement obligation to HoMedics and the expenses of the transaction, the remainder of $1,069,000 was used for working capital purposes.

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

RESULTS OF OPERATIONS


Consolidated Statement of Operations For the Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006.


Our net losses for each of the fiscal years ended June 30, 2007 and June 30, 2006 were $2,351,000 and $4,000,000, respectively. The decrease in the net loss for the year ended June 30, 2007, as compared to the prior year, was principally the result of a $2,856,000 increase in other income associated with the settlement of the HoMedics debt and cancellation of 26.5 million warrants issued to HoMedics, and a $121,000 decrease in interest expense to $368,000, partially offset by a $144,000 decrease in gross profit and a $1,176,000 increase in operating costs to $4,907,000.


Revenue. Revenues are generated through sales of electronics, royalties from the sale of finished Kronos-based products and sale of services for design and development of Kronos devices at Kronos Air Technologies, Inc. Revenues for the year ended June 30, 2007 were $160,000 compared with $219,000 in the prior year. Current year revenues were primarily from our EOL, Bosch Siemens, DESA and GE agreements.


Cost of Sales. Cost of sales for the year ended June 30, 2007 was $93,000 compared with $8,000 for the prior year. Cost of sales is primarily cost of goods sold from the sale of electronics to EOL.


Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the year ended June 30, 2007 increased $1,176,000 from the prior year to $4,907,000. The increase was principally the result of a $924,000 increase on equity compensation as the result of an increase in non cash compensation associated with the expensing of stock options and a $605,000 increase in professional services as the result of the cost of securing new funding and settlement of the HoMedics debt, partially offset by a $170,000 decrease in research and development and a $74,000 decrease in compensation and benefits as the Company prioritized its limited resources on product development.


Gain on Extinguishment of Debt and Warrant Cancellation. The non-cash gain on debt and warrant cancellation for the year ended June 30, 2007 was $2,856,000 and represented the settlement of the HoMedics debt and cancellation of 26.5 million warrants issued to HoMedics under the terms of the Settlement Agreement and General Release. (refer to Note 13 - Commitments and Contingencies).


Interest expense. Interest expenses for the year ended June 30, 2007 decreased $121,000 to $368,000 compared to $489,000 for the the prior year as a result of the reduction in principal outstanding to Cornell Capital Partners.


Consolidated Balance Sheet as of June 30, 2007 Compared to June 30, 2006.


Our total assets at June 30, 2007 were $2,111,000 compared with $2,656,000 at June 30, 2006. Total assets at June 30, 2007 and June 30, 2006 were comprised primarily of $1,723,000 and $1,984,000, respectively, of patents/intellectual property and $364,000 and $598,000, respectively, of cash. Total current assets at June 30, 2007 and 2006 were $381,000 and $666,000, respectively, while total current liabilities for those same periods were $1,589,000 and $3,225,000, respectively, creating a working capital deficit of $1,208,000 and $2,559,000 at each respective period end. The working capital deficit at June 30, 2007 was primarily due to short term borrowings from Sands Brothers, accounts payable and notes payable to employees and at June 30, 2006 due to short term borrowings from Cornell Capital Partners and accrued interest.

Stockholders' equity as of June 30, 2007 was $287,000. The beneficial conversion feature associated with the issuance of convertible debt ($3,400,000), the sale and issuance of common stock for cash ($1,380,000) and the issuance of common options for compensation and services ($1,531,000) was partially offset by the $2,351,000 net loss for the twelve months ended June 30, 2007 and $528,000 from the cancellation of HoMedics's warrants.


Consolidated Statement of Operations For the Year Ended June 30, 2006 Compared to the Year Ended June 30, 2005.


Our net losses for each of the fiscal years ended June 30, 2006 and June 30, 2005 were $4,000,000 and $7,094,000, respectively. The decrease in the net loss for the year ended June 30, 2006, as compared to the prior year, was principally the result of a $3,857,000 increase in other income associated with the restructuring of the HoMedics debt, a $156,000 increase in gross profit to $211,000 and a $32,000 decrease in interest expense to $489,000, partially offset by a $959,000 or 35% increase in operating costs to $3,731,000.


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


Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the year ended June 30, 2006 increased $959,000 from the prior year to $3,731,000. The increase was principally the result of a $324,000 increase in equity compensation as the result of an increase in non cash compensation associated with the expensing of stock options; a $190,000 increase in research and development as the Company expanded it product application capability and a $143,000 in increase in depreciation and amortization as the result of an increase in the capitalization of intellectual property and patenting costs.


Loss on Debt Restructuring. Loss on debt restructuring for the year ended June 30, 2005 was $3,857,000 and represented the non-cash charge to operations for the cost to restructure the HoMedics debt, including the cost to issue 26.5 million warrants (refer to Note 13 - Commitments and Contingencies).


Interest expense. Interest expenses for the year ended June 30, 2006 was $489,000 compared to $521,000 for the the prior year.


Consolidated Balance Sheet as of June 30, 2006 Compared to June 30, 2005.


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


Net cash flow used in operating activities was $3,029,000 for the year ended June 30, 2007. We were able to satisfy most of our cash requirements for this period from the proceeds of the convertible secured promissory notes with AirWorks, Hilltop and Sands Brothers and the sale of equity to Cornell Capital Partners.

We estimate that achievement of our business plan will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to equity funding from the AirWorks and Hilltop Funding Agreement. There are no assurances that these sources of funding will be available to the Company or adequate to meet our cash flow needs.

In June 2007, Kronos entered into a Funding Agreement with a group of lenders providing for a loan, at the discretion of the lenders, in the aggregate amount of up to $18,159,000. At the initial closing, the Company received an initial advance of $4,259,000. After payment in full of the amounts due under an outstanding convertible debenture issued to Cornell Capital Partners and settlement agreement obligation to HoMedics and the expenses of the transaction, the remainder of $1,069,000 was used for working capital purposes.

The initial new lenders were: (i) AirWorks Funding LLLP, a newly-formed limited partnership; (ii) Critical Capital Growth Fund, L.P. and various Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co. (UK) Ltd. and
(iii) RS Properties I LLC, a New York-based private investment company. Subsequently, RS Properties assigned to Hilltop its promissory note in the amount of $6,480,000, together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement.


The loan is secured by all of the Company's assets and is convertible into shares of the Company's common stock at a conversion price of $0.0028 per share, subject to adjustment under certain circumstances. Future installments under the Funding Agreement, up to $13,900,000, may be advanced at the discretion of the lenders, even if not requested by the Company. Under the Funding Agreement and related notes, the Company pays interest at the rate of 12% per annum. Of the total amount of the initial advance, interest is paid monthly starting July 1, 2007 on $859,000, which principal amount is due and payable December 31, 2007. Such amount may be converted into Kronos common stock at the option of the holder at the $0.0028 conversion price only if not paid in full by December 31, 2007. With respect to all other loan amounts, interest is paid quarterly starting January 1, 2008 and outstanding principal is due and payable June 19, 2010, unless earlier converted at the option of the lenders. Assuming payment when due of the $859,000, that the maximum loan amount is advanced under the Funding Agreement and related notes and that the lenders convert the entire amount of the loan into Kronos common stock at the noted conversion price, the lenders would own approximately 93.3% of the Company's total equity on a fully diluted, as converted basis.


In May 2003, Kronos entered into an agreement with FKA Distributing Co. d/b/a HoMedics, Inc., ("HoMedics") for $2,500,000 in financing, including $2,400,000 in secured debt financing and $100,000 for the purchase of warrants. $2,500,000 was paid to Kronos upon execution of the agreement. In October 2004, Kronos and HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1,000,000 in funding consisting of $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. In December 2005, $175,000 of the $925,000 was funded. The balance of $750,000 was not funded. In addition, quarterly debt payments and the maturity date for existing debt were extended. Quarterly payments due on the outstanding $2,400,000 in secured debt financing, which had been scheduled to begin in August 2004, were due in February 2007. The maturity date of the $2,400,000 in debt had been extended from May 2008 to October of 2009; the maturity date on the $175,000 was extended to October 2009. The interest rate was at 6% for the $2,400,000 in debt; the rate was also 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. In connection with the October 2004 agreements, Kronos issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock. In February 2007, HoMedics and Kronos executed a Settlement Agreement and General Release whereby among other things HoMedics agreed to receive $1,000,000 in a cash payment to cancel the loan agreements, including all principal and accrued interest, and to cancel the warrants to purchase 26.5 million shares of the Company's common stock and the anti-dilution provisions of the warrants. In June 2007, Kronos made the $1,000,000 payment under the terms of the Settlement Agreement and General Release.

In October 2004, Kronos entered into agreements for up to $20,500,000 in equity and equity backed debt financing from Cornell Capital Partners. Cornell Capital Partners provided $4,000,000 pursuant to two Promissory Notes, which were funded as follows: $2,000,000 upon filing a Registration Statement and $2,000,000 upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20,000,000 of funding which Kronos had the option to drawdown against. As of June 30, 2006, Kronos had repaid the first Promissory Note in full and as of June 30, 2007 had repaid the second Promissory Note in full. On June 19, 2007, the Company cancelled the Standby Equity Distribution Agreement.


GOING CONCERN OPINION


The Report of Independent Registered Public Accounting Firm includes an explanatory paragraph to their audit opinions issued in connection with our 2007 and 2006 financial statements that states that we do not have significant cash or other material assets to cover our operating costs. Our ability to obtain additional funding will largely determine our ability to continue in business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


We can make no assurance that we will be able to successfully develop, manufacturer and sell commercial products on a broad basis. While attempting to make this transition, we will be subject to all the risks inherent in a growing venture, including, but not limited to, the need to develop and manufacture reliable and effective products, develop marketing expertise and expand our sales force.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, the Company has not engaged in any off-balance sheet arrangements, and management does not anticipate that the Company will be engaged in off-balance sheet arrangements in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Our consolidated financial statements appear beginning at page F-1.

               KRONOS ADVANCED TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 2007

Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheets as of June 30, 2007 and June 30, 2006       F-3

Consolidated Statements of Operations for the years ended June 30,
    2007 and 2006                                                       F-4

Consolidated Statement of Changes of Stockholders' Deficit for years
    ended June 30, 2007 and 2006                                        F-5

Consolidated Statements of Cash Flows for the years ended June 30,
    2007 and 2006                                                       F-6

Notes to Consolidated Financial Statements                          F-7 to F-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors Kronos Advanced Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Kronos Advanced Technologies, Inc. and Subsidiary as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity/(deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kronos Advanced Technologies, Inc. and Subsidiary as of June 30, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.


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

                                               /s/ Sherb & Co., LLP
                                               ---------------------------------
                                                   Sherb & Co., LLP


New York, New York
September 27, 2007

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                         June 30,              June 30,
                                                           2007                   2006
Assets                                               -----------------     -----------------
Current Assets
    Cash                                             $        363,955      $        598,323
    Accounts receivable                                         5,027                10,000
    Other Current Assets                                       12,138                58,028
                                                     -----------------     -----------------
               Total Current Assets                           381,120               666,351
                                                     -----------------     -----------------
Property and Equipment                                         53,949                51,755
    Less: Accumulated Depreciation                            (47,401)              (46,158)
                                                     -----------------     -----------------
               Net Property and Equipment                       6,548                 5,597
                                                     -----------------     -----------------
Other Assets
    Intangibles, net                                        1,723,150             1,983,908
                                                     -----------------     -----------------
               Total Other Assets                           1,723,150             1,983,908
                                                     -----------------     -----------------
Total Assets                                         $      2,110,818      $      2,655,856
                                                     =================     =================
Liabilities and Stockholders' Equity/(Deficit)
Current Liabilities
    Accounts payable                                 $        359,019      $        204,632
    Accrued expenses                                          125,000                41,111
    Accrued expenses and payables to officers                  22,699                 8,843
    Accrued interest expense                                   21,303               879,144
    Notes payable, current portion                            859,000             1,815,000
    Notes payable to officers                                 202,307               256,544
    Deferred revenue                                               -
20,000
                                                     -----------------     -----------------
               Total Current Liabilities                    1,589,328             3,225,274
                                                     -----------------     -----------------
Long Term Liabilities
    Notes payable                                           3,600,000             2,575,000
    Discount for Beneficial Conversion Feature             (3,365,845)                  -
                                                     -----------------     -----------------
               Total Long Term Liabilities                    234,155             2,575,000
                                                     -----------------     -----------------
               Total Liabilities                            1,823,483             5,800,274
                                                     -----------------     -----------------
Stockholders' Equity/(Deficit)
    Common stock, authorized 500,000,000
     shares of $.001 par value
     Issued and outstanding - 242,342,803
     and 144,499,658, respectively                            242,343               144,500
    Capital in excess of par value                         33,513,598            27,828,241
    Accumulated deficit                                   (33,468,606)          (31,117,159)
                                                     -----------------     -----------------
               Total Stockholders' Equity/(Deficit)           287,335            (3,144,418)
                                                     -----------------     -----------------
Total Liabilities and Stockholders' Equity/(Deficit) $      2,110,818      $      2,655,856
                                                     =================     =================


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            For the year ended June 30,
                                                        ----------------------------------
                                                              2007              2006
                                                        ----------------  ----------------
Sales                                                   $      160,478    $      219,369
Cost of sales                                                   93,373             8,449
                                                        ----------------  ----------------
Gross Profit                                                    67,105           210,920
                                                        ----------------  ----------------

Selling, General and Administrative expenses

    Compensation and benefits (includes $1,530,764
       and $606,308 of equity compensation)                  2,512,365         1,661,555
    Professional services                                      948,212           343,338
    Depreciation and amortization                              479,282           618,247
    Research and development                                   188,101           357,822
    Insurance                                                  112,819           131,148
    Facilities                                                 100,538           100,982
    Other selling general and administrative expenses          565,485           517,697
                                                        ----------------  ----------------
Total Selling, General and Administrative expenses           4,906,802         3,730,789
                                                        ----------------  ----------------

Net Operating Loss                                          (4,839,697)       (3,519,869)

Other Income (Expense)

    Gain on Extinguishment of Debt and
       Warrant Cancellation                                  2,856,194               -
    Other Income                                                    -              8,776
    Interest Expense                                          (367,944)         (489,253)
                                                        ----------------  ----------------

Net Loss                                                $   (2,351,447)   $   (4,000,346)
                                                        ================  ================

Basic and Diluted Loss Per Share:
       Net Loss                                         $        (0.01)   $        (0.04)
                                                        ================  ================

Weighted Average Shares Outstanding - Basic and Diluted    200,022,410        98,512,184
                                                        ================  ================


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)



                                                             Common Stock         Capital in                        Total
                                                        -----------------------  Excess of Par    Accumulated   Stockholders'
                                                          Shares      Amount        Value         Deficit      Equity/(Deficit)
                                                        -----------  ----------  -------------  --------------  ------------
BALANCE at June 30, 2005                                72,686,345   $  72,686   $ 23,183,747   $ (27,116,813)  $(3,860,380)

  Shares issued for cash                                71,813,312      71,814      4,038,186                     4,110,000
  Stock options issued for employee services                     -           -        500,477               -       500,477
  Stock options issued for Board Service                         -           -         26,548               -        26,548
  Stock options issued for consulting services                   -           -         79,283               -        79,283
  Net loss for the year ended June 30, 2007                      -           -              -      (4,000,346)   (4,000,346)
                                                        -----------  ----------  -------------  --------------  ------------
BALANCE at June 30, 2006                               144,499,657     144,500     27,828,241     (31,117,159)   (3,144,418)

  Shares issued for cash                                97,843,146      97,843      1,282,094                     1,379,937
  Stock options issued for employee services                     -           -      1,268,600               -     1,268,600
  Stock options issued for Board Service                         -           -         22,137               -        22,137
  Stock options issued for consulting services                   -           -        240,027               -       240,027
  Value of warrants cancelled during debt
   restructuring                                                 -           -       (527,501)              -      (527,501)
  Value of discount on beneficial conversion feature             -           -      3,400,000               -     3,400,000
  Net loss for the year ended June 30, 2007                      -           -              -      (2,351,447)   (2,351,447)
                                                       ------------  ----------  -------------  --------------  ------------
BALANCE at June 30, 2007                               242,342,803   $ 242,343   $ 33,513,598   $ (33,468,606)  $   287,335
                                                       ============  ==========  =============  ==============  ============




The accompanying notes are an integral part of this financial statement

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       For the year ended June 30,
                                                                  ----------------------------------------
                                                                         2007                  2006
                                                                  --------------------  ------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                $        (2,351,446)  $      (4,000,346)
          Adjustments to reconcile net loss to net cash
            used in operations
                 Depreciation and amortization                                479,282             618,245
                 Gain on debt restructuring                                (2,856,222)                  -
                 Stock options issued for compensation/services             1,530,765             606,308
          Change In:
                 Accounts receivable                                            4,973             (10,000)
                 Prepaid expenses and other assets                             35,890              12,337
                 Deferred revenue                                             (20,000)             20,000
                 Accounts payable                                             252,132            (294,537)
                 Accrued expenses and other liabilities                      (104,121)            433,185
                                                                  --------------------  ------------------
     Net cash used in Operating Activities                                 (3,028,747)         (2,614,808)
                                                                  --------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES

                 Purchases of property and equipment                           (2,194)             (5,745)
                 Investment in patent protection                             (173,127)           (247,440)
                                                                  --------------------  ------------------
     Net cash used in Investing Activities                                   (175,321)           (253,185)
                                                                  --------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
                 Issuance of common stock for cash                          1,379,937           4,110,000
                 Proceeds from short-term borrowings                          989,476                   -
                 Repayments of short-term borrowings                       (1,999,713)         (2,353,590)
                 Proceeds from long-term borrowings                         3,600,000             175,000
                 Retirement and repayment of long-term debt                (1,000,000)                  -
                 Debt Acquisition Costs                                             -             (20,000)
                                                                  --------------------  ------------------
     Net cash provided by Financing Activities                              2,969,700           1,911,410
                                                                  --------------------  ------------------
NET (DECREASE) INCREASE IN CASH                                              (234,368)           (956,583)
CASH
     Beginning of year                                                        598,323           1,554,906
                                                                  --------------------  ------------------
     End of year                                                  $           363,955   $         598,323
                                                                  ====================  ==================

Supplemental schedule:
     Interest paid in cash                                        $           289,140   $         250,124
                                                                  ====================  ==================
     Taxes paid in cash                                           $                 -   $               -
                                                                  ====================  ==================
Supplemental schedule of non-cash investing and financing
 activities:
     Notes convertible into common stock                          $           384,000   $       2,185,000
                                                                  ====================  ==================
     Discount related to notes payable -
         Beneficial Conversion Feature                            $         3,400,000   $               -
                                                                  ====================  ==================


The accompanying notes are an integral part of this financial statement.

                KRONOS ADVANCED TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS


Kronos Advanced Technologies, Inc. ("Kronos" or the "Company") is a Nevada corporation. The Company's shares began trading on the over-the-counter bulletin board exchange on August 28, 1996 under the symbol "TSET." Effective January 12, 2002, the Company began doing business as Kronos Advanced Technologies, Inc. and, as of January 18, 2002, it changed the Company ticker symbol to "KNOS."


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Accounting Method. The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 fiscal year end.


Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and its subsidiary for the periods in which the subsidiary was owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At June 30, 2007, we had only one subsidiary, Kronos Air Technologies, Inc.


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


Concentrations of Credit Risk. Financial instruments which can potentially subject the Company to concentrations of credit risk consist principally of trade account receivables. The Company manages its exposure to risk through ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts for potential losses and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse impact on the Company's financial position or results of operations.


Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At June 30, 2007 the cash balances held at financial institutions were in excess of federally insured limits.


Accounts Receivable. The Company provides an allowance for potential losses, if necessary, on trade accounts receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at June 30, 2007 and June 30, 2006. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.


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


Intangibles. The Company uses assumptions in establishing the carrying value, fair value and estimated lives of the Company's long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, the strategic significance of any identifiable intangible asset in its business objectives, as well as the market capitalization of the Company. Cash flow projections used for recoverability and impairment analysis use the same key assumptions and are consistent with projections used for internal budgeting, and for lenders and other third parties. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on the Company's estimate of the period that the assets will generate revenues or otherwise be used by Kronos. Factors that would influence the likelihood of a material change in the Company's reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in the Company's strategic business objectives, and utilization of the asset.

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

In September 2006, the FASB issued FASB Statement No. 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practices. This statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this statement will have no impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This statement applies to all entities, including not-for-profit organizations. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. Management is currently evaluating the impact, if any, this statement will have impact on the financial statements of the Company once adopted.

NOTE 3 - REALIZATION OF ASSETS


The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the current year ended June 30, 2007. In addition, the Company has used, rather than provided cash in its operations. The Company is currently using its resources to commercialize its technology and develop viable commercial products, and to provide for its working capital needs.


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


Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:


EOL. In December 2005, Kronos executed a non-exclusive License Agreement with EOL LLC, a Russian Federation corporation ("EOL"), based in Korolev, Moscow Region. EOL is leveraging the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices in select Commonwealth of Independent States. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL is providing Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. The initial medical products are currently being marketed in Russia and marketing plans are being implanted in Ukraine, Kazakhstan, Moldova and Byelorussia. During the fiscal year ended June 30, 2007, Kronos earned $104,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL.

Global Appliance Manufacturers. In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. This next generation range hood device represented the culmination of more than twelve months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006. In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer. In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation. In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos for testing and evaluation. During the year ended June 30, 2007, Kronos earned $37,000 in revenue from the development of prototype devices for the residential range hood market place.

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

Washington Technology Center. In June 2007, the Washington Technology Center awarded the Company, in conjunction with the University of Washington and Intel Corporation, continued funding for a research and development project based on a novel cooling system for microelectronics and computer chips. This Phase III award follows the Company's Phase 1 and Phase II awards in December 2005 and June 2006, respectively.

NOTE 4 - OTHER CURRENT ASSETS

Other current assets consisted of the following at June 30,
                                        2007                   2006
                                  ---------------       --------------
Lease deposits                     $      7,138          $     7,138
Prepaid insurance                         5,000               40,890
Debt acquisition costs                       -                10,000
                                  ---------------       --------------
 Prepaid and other current assets  $     12,138         $     58,028
                                  ===============       ==============

NOTE 5 - PROPERTY AND EQUIPMENT

 Property and equipment consisted of the following at June 30,

                                        2007                   2006
                                  ---------------       ---------------
  Office furniture and fixtures   $       45,694        $       43,500
  Machinery and equipment                  8,255                 8,255
                                  ---------------       ---------------
                                          53,949                51,755
  Less accumulated depreciation          (47,401)              (46,158)
                                  ---------------       ---------------

  Net property and equipment      $        6,548        $        5,597
                                  ===============       ===============


Depreciation expense for the years ended June 30, 2007 and 2006 was $1,273, and $2,774, respectively.

NOTE 6 - INTANGIBLES

Intangible assets consisted of the following at June 30,

                                        2007                   2006
                                  ---------------       ----------------
     Marketing intangibles        $      587,711        $       587,711
     Purchased patent technology       2,669,355              2,669,355
     Developed patent technology         939,528                766,401
                                  ---------------       ----------------
                                       4,196,594              4,023,467
     Less accumulated amortization    (2,473,444)            (2,039,559)
                                  ---------------       ----------------
     Net intangible assets        $    1,723,150        $     1,983,908
                                  ===============       ================

Purchased patent technology includes property that was acquired in the Kronos acquisition.


Intangible assets are being amortized on a straight line basis over 10 years. Amortization expense for the years ended June 30, 2007 and 2006 was $433,885 and $402,347, respectively.

Amortization of the Company's Intangible Assets shown above for the fiscal years ended June 30,


                                      2008         2009         2010         2011         2012
                                   -----------  -----------  -----------  -----------  -----------
Marketing intangibles              $  587,711   $  587,711   $  587,711   $  587,711   $  587,711
Purchased patent technology         2,669,355    2,669,355    2,669,355    2,669,355    2,669,355
Developed patent technology           939,527      939,527      939,527      939,527      939,527
                                   -----------  -----------  -----------  -----------  -----------
                                    4,196,593    4,196,593   4, 196,593    4,196,593    4,196,593
Less accumulated amortization      (2,893,102)  (3,312,761)  (3,643,472)  (3,796,196)  (3,948,920)
                                   -----------  -----------  -----------  -----------  -----------
Net intangible assets              $1,303,491   $  883,832   $  553,121   $  400,397   $  247,673
                                   ===========  ===========  ===========  ===========  ===========

NOTE 7 - ACCRUED EXPENSES

 Accrued expenses consisted of the following at June 30,
                                            2007                    2006
                                       ---------------        ---------------
Accrued professional services          $      75,390          $       38,500
Accrued compensation and other                49,610                   2,611
                                       ---------------        ---------------
                                       $     125,000          $       41,111
Accrued interest                              21,303                 879,144
                                       ---------------        ---------------
                                       $     146,303           $     920,255
                                       ===============        ===============

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

The Company had the following obligations as of June 30,

                                                    2007                2006
                                               ---------------   ---------------
Obligations to AirWorks Funding LLLP (1)       $   2,480,000     $           -
Obligations to RS Properties LP (1)                  920,000                 -
Discount for Beneficial Conversion Feature (2)    (3,365,845)                -
Obligations to Sands Brothers (3)                    859,000                 -
Obligations to Gumbinner and Sun (1)                 200,000                 -
Obligation to current employees (4)                  202,307            256,544
Obligations to Cornell Capital(5)                         -           1,815,000
Obligation to HoMedics (6)                                -           2,575,000
                                               --------------    ---------------
                                                   1,295,462          4,646,544
Less:
 Current portion                                   1,061,307          2,071,544
                                              ---------------    ---------------
Total long term obligations net of
     current portion                          $      234,155     $    2,575,000
                                              ===============    ===============

(1) These notes bear interest at the rate of 12% are secured by the assets of the Company and convert into shares of Kronos Common Stock at $0.0028 or are payable in full on June 19, 2010.


(2) Under Generally Accepted Account Principles, the Company recorded a discount for the Beneficial Conversion Feature ("BCF") on the convertible debt issued to AirWorks and RS Properties. The amount of the BCF discount was calculated using the Black-Scholes model. Because the maximum value of the BCF discount can not exceed the full value of the issued debt, the Company recorded the discount at the full value of the debt of $3,400,000. The Company is amortizing the BCF discount over the three year life of the debt. For the fiscal year ended June 30, 2007, the Company recorded eleven days of discount amortization ($34,155).


(3) These notes bear interest at the rate of 12% are secured by the assets of the Company and are payable in full on December 31, 2007.


(4) These notes bear interest at the rate of 12%. They represent obligation to current employees of the Company, which are due in full.

(5) These notes had a one year term and interest at 12% with weekly payments. This obligation was paid in full on June 19, 2007. (6) This note had a 5 year term and interest at 6%. The obligation was settled in full on June 19, 2007 under the terms of the Settlement Agreement and General Release.

Payout of the Company's Notes Payable obligations listed above consist of the following for the fiscal years ending June 30,


                                       2008        2009         2010        2011
                                     ----------  ---------   ----------  ----------
Obligations to AirWorks Funding LLLP $      -    $      -    $1,825,000  $      -
Obligations to RS Properties LLP             -          -       920,000         -
Obligation to Sands Brothers            859,000         -           -           -
Obligation to current employees              -          -           -           -
Obligations to Gumbinner and Sun             -          -       200,000         -
                                     ----------  ---------   ----------  ----------
                                     $ 859,000   $      -    $2,945,000  $      -
                                     ==========  =========   ==========  ==========

NOTE 9 - LEASES


The Company has entered into a non-cancelable operating lease for facilities. Rental expense was approximately $73,128 and $66,600 for years ended June 30, 2007 and 2006 respectively. Effective October 1, 2005, Kronos is committed through September 30, 2009 to annual lease payments on operating leases for 6,000 square feet of office/research and product development premises of the following for fiscal years ending June 30,

                           2008         2009        2010
                        ----------   ---------    ---------
Lease payments          $  62,388     $64,260     $     -
                        ==========    ========    =========

NOTE 10 - NET LOSS PER SHARE


As of June 30, 2007, there were outstanding options to purchase 89,075,771 shares of the Company's common stock and outstanding warrants to purchase 15,792,342 shares of the Company's common stock. These options and warrants have been excluded from the loss per share calculation as their effect is anti-dilutive. As of June 30, 2006 there were outstanding options to purchase 22,783,112 shares of Kronos common stock and outstanding warrants to purchase 42,300,000 shares of Kronos common stock. These options and warrants have been excluded from the loss per share calculation as their effect is anti-dilutive.


NOTE 11 - INCOME TAXES


The composition of deferred tax assets and the related tax effects are as follows at June 30,

                                              2007                   2006
                                         ---------------       ---------------
Benefit from carryforward of capital
and net operating losses                 $   (7,698,000)       $   (7,209,000)

Other temporary differences                    (157,000)             (157,000)

Options issued for services                    (551,000)             (218,000)
Less:
  Valuation allowance                         8,406,000             7,584,000
                                         ---------------       ---------------
  Net deferred tax asset                 $            -        $            -
                                         ===============       ===============

The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                                                        June 30,
                                    --------------------------------------------------------------------------------
                                                     2007                                   2006
                                    --------------------------------------------------------------------------------
                                           Amount        % of pre-tax Loss         Amount        % of pre-tax Loss
                                    --------------------------------------------------------------------------------
Benefit for income tax at:
 Federal statutory rate             $      (799,000)           (34.0)%      $    (1,360,000)           (34.0)%
State statutory rate                        (47,000)            (2.0)%              (80,000)            (2.0)%
Non-deductible expenses                      24,000              1.4 %              105,000              2.6 %
Increase in valuation allowance             822,000             34.6 %            1,335,000             33.4 %
                                    --------------------------------------------------------------------------------
                                    $             -              0.0 %      $             -              0.0 %
                                    ================================================================================

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.


At June 30, 2007, the Company has approximately $18.2 million of unused Federal net operating losses, $2.3 million capital losses and $14.0 million state net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years through 2026 and could be subject to limitations if significant ownership changes occur in the Company.


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


On June 15, 2007, the Board of Directors approved the Kronos Advanced Technologies Stock Option Plan under which Kronos' key employees, consultants, independent contractors, officers and directors are eligible to receive grants of stock options. Kronos has reserved and issued a total of 100,000,000 shares of common stock under the Stock Option Plan. The options generally have terms of up to ten years.


The Company granted non-qualified stock options totaling 85,426,320 and 8,585,571 shares in the years ended June 30, 2007 and 2006, respectively.


As of July 1, 2004, the Company elected to follow Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R") to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).

The fair value of the options is based on the Black - Scholes Model using the following assumptions:

Exercise price:                             $0.02-$0.06
Market price at date of grant:              $0.02-$0.06
Volatility:                               168.28% -233.57%
Expected dividend rate:                     0%
Risk-free interest rate:                    4.44%-4.55%

A summary of the Company's stock option activity and related information for the years ended June 30, 2007 and 2006 is as follows (in thousands, except per share amounts):

                                                              Weighted
                                                               Average
                                              Shares        Exercise Price
                                          ---------------    ------------
         Outstanding at June 30, 2005             15,050           0.370
              Granted                              8,585           0.070
              Exercised                                -               -
              Cancelled                             (852)          0.840
                                          ---------------    ------------
         Outstanding as June 30, 2006             22,783         $ 0.240

              Granted                             85,426           0.018
              Exercised                                -               -
              Cancelled                          (19,144)          0.073
                                          ---------------    ------------
         Outstanding as June 30, 2007             89,065         $ 0.063
                                          ===============    ============

A summary of options outstanding and exercisable at June 30, 2007 and 2006 is follows (in thousands, except per share amounts and years):



                                     Options Outstanding                    Options Exercisable
                         --------------------------------------------  ------------------------------
                                          Weighted
                                          Average
                                         Remaining        Weighted
     Range of                             Life (in        Average         Range of
  Exercise Prices        Options           years)      Exercise Price  Exercise Prices      Options
------------------       --------        ----------    --------------  ---------------      --------
June 30, 2007
   $0.71  -  $1.12           648             3.8            $0.82      $0.71  -  $1.12          648
   $0.21  -  $0.70         1,157             4.0            $0.43      $0.21  -  $0.70        1,290
   $0.00  -  $0.20        87,260             9.4            $0.02      $0.00  -  $0.20       20,845

June 30, 2006
   $0.71  -  $1.12           648             4.8            $0.82      $0.71  -  $1.12          648
   $0.21  -  $0.70         1,290             4.5            $0.42      $0.21  -  $0.70        1,290
   $0.00  -  $0.20        20,845             7.6            $0.08      $0.00  -  $0.20       20,845

A summary of the Company's stock warrant activity and related information for the years ended June 30, 2007 and 2006 is as follows (in thousands, except per share amounts):


                                                            Weighted Average
                                           Warrants          Exercise Price
                                       ----------------       -------------
         Outstanding at June 30, 2005           43,300               $0.12
              Granted                                -                   -
              Exercised                              -                   -
              Cancelled                              -                   -
                                        ---------------        ------------
         Outstanding as June 30, 2006           42,300             $  0.12
              Granted                                -                   -
              Exercised                              -                   -
              Cancelled                        (26,508)               0.10
                                        ---------------        ------------
         Outstanding as June 30, 2007           15,792             $  0.15
                                        ===============        ============

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In June 2007, Kronos entered into a Funding Agreement with a group of lenders providing for a loan, at the discretion of the lenders, in the aggregate amount of up to $18,159,000. At the initial closing, the Company received an initial advance of $4,259,000. After payment in full of the amounts due under an outstanding convertible debenture issued to Cornell Capital Partners and settlement agreement obligation to HoMedics and the expenses of the transaction, the remainder of $1,069,000 was used for working capital purposes. The initial new lenders were: (i) AirWorks Funding LLLP, a newly-formed limited partnership;
(ii) Critical Capital Growth Fund, L.P. and various Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co. (UK) Ltd. and (iii) RS Properties I LLC, a New York-based private investment company. RS Properties assigned to Hilltop Holding Company, LP, a Delaware limited partnership, (`Hilltop") its promissory note together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement.


The loan is secured by all of the Company's assets and is convertible into shares of the Company's common stock at a conversion price of $0.0028 per share, subject to adjustment under certain circumstances. Future installments under the Funding Agreement, up to $13,900,000, may be advanced at the discretion of the lenders, even if not requested by the Company. Under the Funding Agreement and related notes, the Company pays interest at the rate of 12% per annum. Of the total amount of the initial advance, interest is paid monthly starting July 1, 2007 on $859,000, which principal amount is due and payable December 31, 2007. Such amount may be converted into Kronos common stock at the option of the holder at the $0.0028 conversion price only if not paid in full by December 31, 2007. With respect to all other loan amounts, interest is paid quarterly starting January 1, 2008 and outstanding principal is due and payable June 19, 2010, unless earlier converted at the option of the lenders. Assuming the payment when due of the $859,000, the maximum loan amount is advanced under the Funding Agreement and related notes and the lenders convert the entire amount of the loan into Kronos common stock at the noted conversion price, the lenders would own approximately 93.3% of the Company's total equity on a fully diluted, as converted basis.


In May 2003, Kronos entered into an agreement with FKA Distributing Co. d/b/a HoMedics, Inc., ("HoMedics") for $2,500,000 in financing, including $2,400,000 in secured debt financing and $100,000 for the purchase of warrants. $2,500,000 was paid to Kronos upon execution of the agreement. In October 2004, Kronos and HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1,000,000 in funding consisting of $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. In December 2005, $175,000 of the $925,000 was funded. The balance of $750,000 was not funded. In addition, quarterly debt payments and the maturity date for existing debt were extended. Quarterly payments due on the outstanding $2,400,000 in secured debt financing, which had been scheduled to begin in August 2004, were due in February 2007. The maturity date of the $2,400,000 in debt had been extended from May 2008 to October of 2009; the maturity date on the $175,000 was extended to October 2009. The interest rate was at 6% for the $2,400,000 in debt; the rate was also 6% on the additional debt. HoMedics increased their potential equity position in Kronos to 30% of Kronos common stock on a fully diluted basis. In connection with the October 2004 agreements, Kronos issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock. In February 2007, HoMedics and Kronos executed a Settlement Agreement and General Release whereby among other things HoMedics agreed to receive $1,000,000 in a cash payment to cancel the loan agreements, including all principal and accrued interest, and to cancel the warrants to purchase 26.5 million shares of the Company's common stock and the anti-dilution provisions of the warrants. In June 2007, Kronos made the $1,000,000 payment under the terms of the Settlement Agreement and General Release.

In October 2004, Kronos entered into agreements for up to $20,500,000 in equity and equity backed debt financing from Cornell Capital Partners. Cornell Capital Partners provided $4,000,000 pursuant to two Promissory Notes, which were funded as follows: $2,000,000 upon filing a Registration Statement and $2,000,000 upon the SEC declaring the Registration Statement effective. Kronos executed a Standby Equity Distribution Agreement for $20,000,000 of funding which Kronos had the option to drawdown against. As of June 30, 2006, Kronos had repaid the first Promissory Note in full and as of June 30, 2007 had repaid the second Promissory Note in full. On June 19, 2007, the Company cancelled the Standby Equity Distribution Agreement.


Daniel R. Dwight, President and Chief Executive Officer, and the Company entered into an employment agreement effective as of November 15, 2001. The initial term of Mr. Dwight's Employment Agreement was for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Dwight provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. Mr. Dwight's Employment Agreement was renewed on August 13, 2003 and again on August 15, 2004, August 15, 2005, August 15, 2006 and August 15, 2007. In April 2006, the Board of Directors increased Mr. Dwight's base cash compensation to $225,000 per year effective April 15, 2006. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. In addition, Kronos granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. Mr. Dwight is entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.


Richard F. Tusing, Chief Operating Officer, and the Company entered into an employment agreement effective as of January 1, 2003. The initial term of Mr. Tusing's Employment Agreement was for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Tusing provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. Mr. Tusing's Employment Agreement was renewed on October 1, 2004, October 1, 2005 and October 1, 2006. Mr. Tusing's Employment Agreement provides for base cash compensation of $160,000 per year. Mr. Tusing will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

NOTE 14 - LEGAL PROCEEDINGS


Thompson E. Fehr has filed a complaint in the state of Utah against Kronos with respect to prior services rendered to High Voltage Integrated, Inc. totaling $47,130. The Company believes this complaint is without merit and is rigorously defending itself.

Allstate Insurance Company, as subrogee of David Buell, filed a complaint in the state of Michigan against HoMedics, Inc. and Kronos with respect to damages related to a fire in the home of Mr. Buell which resulted in $244,155 in damages. Under the terms of the Company's General Liability insurance policy, this matter is currently being addressed by the Company's insurance carrier, Argonaut Group.

NOTE 15 - MAJOR CUSTOMERS


As of June 30, 2007 the Company had four major customers: EOL, Bosch, DESA and GE. Of the $160,478 in revenue recorded in the year ended June 30, 2007, $160,478 or 100% was derived from these four customers.


As of June 30, 2006, the Company had six major customers: DESA, EOL, HoMedics, leading automotive manufacturer, the U.S. Navy and the U.S. Army. Of the $219,369 in revenue recorded in the year ended June 30, 2007, $219,369 or 100% was derived from these six customers.


NOTE 16 - SEGMENTS OF BUSINESS


The Company operates principally in one segment of business: The Kronos segment licenses, manufactures and distributes air movement and purification devices utilizing the Kronos technology. In the year ended June 30, 2007, the Company operated only in the United States of America.


NOTE 17 - RELATED PARTIES


As of June 30, 2007, the Company has outstanding obligations for past compensation to management of $202,307. As of June 30, 2006, the Company has outstanding obligations for past compensation management of $256,544. These unpaid amounts currently accrue interest at the rate of 12% per annum.


NOTE 18 - STOCKHOLDERS' EQUITY/(DEFICIT)


During the fiscal ended June 30, 2007, we issued 97,843,146 shares of Kronos common stock to Cornell Capital Partners under our Standby Equity Distribution Agreement. The proceeds from the issuance of these shares were used for working capital purposes ($801,438) and to repay debt ($578,500).

On June 18, 2007, we issued 80 million stock options to employees and directors. The ten year options vest two thirds upon issuance and one third over the following twelve months and convert into shares of Kronos common stock at $0.016 per share.

On June 19, 2007, we cancelled 26,508,658 warrants issued to HoMedics.

On June 19, 2007, we issued $3,400,000 in convertible debt. The beneficial conversion feature was valued at the full face value of the debt and recorded to the Company's paid in capital.

NOTE 19 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter, the Company entered into a Funding Agreement with a group of lenders providing for a loan, at the discretion of the lenders, in the aggregate amount of up to $18,159,000. At the initial closing, the Company received an initial advance of $4,259,000. Use of proceeds included payment in full of the amounts due under an outstanding convertible debenture issued to Cornell Capital Partners and settlement agreement obligation to HoMedics.

The loan is secured by all of the Company's assets and is convertible into shares of the Company's common stock at a conversion price of $0.0028 per share, subject to adjustment under certain circumstances. Future installments under the Funding Agreement, up to $13,900,000, may be advanced at the discretion of the lenders, even if not requested by the Company. Under the Funding Agreement and related notes, the Company pays interest at the rate of 12% per annum. Of the total amount of the initial advance, interest is paid monthly starting July 1, 2007 on $859,000, which principal amount is due and payable December 31, 2007. Such amount may be converted into Kronos common stock at the option of the holder at the $0.0028 conversion price only if not paid in full by December 31, 2007. With respect to all other loan amounts, interest is paid quarterly starting January 1, 2008 and outstanding principal is due and payable June 19, 2010, unless earlier converted at the option of the lenders. Assuming payment when due of the $859,000, that the maximum loan amount is advanced under the Funding Agreement and related notes and that the lenders convert the entire amount of the loan into Kronos common stock at the noted conversion price, the lenders would own approximately 93.3% of the Company's total equity on a fully diluted, as converted basis.


The initial advance due and payable on June 19, 2010 of $3,400,000 contains a beneficial conversion feature ("BCF") that allows the note holders to convert into shares of the Company's common stock at a conversion price of $0.0028 per share. The accounting treatment related to the BCF was a discount in long term notes payable and an increase in stockholders equity for the full face amount of the notes. The discount in long term debt is being amortized over the three year life of the notes. For the fiscal year ended June 30, 2007, the Company recorded eleven days of discount amortization of $34,155.


During the fourth quarter of 2007, the Company recorded a gain on the retirement of debt and the cancellation of 26.6 million warrants of $2,856,194. In May 2003, Kronos entered into an agreement with FKA Distributing Co. d/b/a HoMedics, Inc., ("HoMedics") for $2,400,000 in secured debt financing. In October 2004, Kronos and HoMedics agreed to extend repayment of Kronos debt and to provide an additional $1,000,000 in funding consisting of $925,000 in secured debt financing and $75,000 for the purchase of additional warrants. In December 2005, $175,000 of the $925,000 was funded. The balance of $750,000 was not funded. In connection with the October 2004 agreements, Kronos issued HoMedics a warrant to buy 26.5 million shares of Kronos common stock. In February 2007, HoMedics and Kronos executed a Settlement Agreement and General Release whereby among other things HoMedics agreed to receive $1,000,000 in a cash payment to cancel the loan agreements, including all principal and accrued interest, and to cancel the warrants to purchase 26.5 million shares of the Company's common stock and the anti-dilution provisions of the warrants. In June 2007, Kronos made the $1,000,000 payment under the terms of the Settlement Agreement and General Release. As a result of the $1,000,000 payment, the Company (i) extinguished $2,575,000 in debt and $753,692 in accrued interest, which resulted in a $2,328,692 gain; and (ii) cancelled 26.5 million warrants, which resulted in a $527,502 gain.


NOTE 20 - SUBSEQUENT EVENTS (Unaudited)


In August 2007, RS Properties assigned to Hilltop Holding Company, LP, a Delaware limited partnership, (`Hilltop") its promissory note together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement.


In August 2007, we received additional aggregate advances of $650,466 from AirWorks and Hilltop under the terms of the Funding Agreement and related notes.


In September 2007, we issued 1,470,588 shares of Kronos common stock to Cornell Capital Partners under our Standby Equity Distribution Agreement in payment of a past due commitment fee.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.


ITEM 8A. CONTROLS AND PROCEDURES


There were no policy reviews, improvements of documentation or general improvement in the state of internal controls that led to any change during the fiscal year ended June 30, 2007, or subsequent to the end of the fiscal year through the date this Form 10-KSB, that materially affected or were reasonably likely materially affect, internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Officer/Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, the Company's management, including the Company's Principal Executive Officer/Principal Financial Officer, concluded that the Company's disclosure controls and procedures were ineffective at this reasonable assurance level as of June 30, 2007.

Changes in Internal Controls over Financial Reporting. In connection with the evaluation of the Company's internal controls over financial reporting during the Company's fiscal year ended June 30, 2007, the Company's Principal Executive Officer/Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting during the fourth quarter that have materially affected or is reasonably likely to affect the Company's internal control over financial reporting..

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Our directors and executive officers and their ages as of September 26, 2007 are as follows:

         NAME                    AGE     POSITION
         --------------------    -----   ----------------------------------
         Daniel R. Dwight         47     Director; President and Chief
                                          Executive Officer
         Richard F. Tusing        49     Director; Chief Operating Officer
         James P. McDermott       45     Director
         M. J. Segal              62     Director

Daniel R Dwight, 47, has served as a Director of Kronos since November 2000, and as a Director and Chief Executive Officer of Kronos Air Technologies since January 2001. Effective October 16, 2001, Mr. Dwight was appointed President and Chief Executive Officer of Kronos. Effective January 1, 2004, Mr. Dwight was appointed Chief Financial Officer of Kronos. He has extensive experience in private equity and operations in a wide variety of high growth and core industrial businesses. Mr. Dwight spent 17 years with General Electric including 10 years of operations, manufacturing, and business development experience with GE's industrial businesses, and seven years of international investment and private equity experience with GE Capital. He has had responsibility for over a $1 billion in merger and acquisition and private equity transactions at GE. Mr. Dwight initiated GE Capital's entry in the Asia private equity market. Between 1995 and 1999, the Asian equity portfolio grew to include consolidations, leveraged buyouts, growth capital and minority investments in diverse industries, including information technology, telecommunications services, consumer products, services and distribution, and contract manufacturing. Since 1982, Mr. Dwight has held other leadership positions domestically and internationally with GE Capital, as well as senior positions with GE Corporate Business Development (1989-1992) and GE Corporate Audit Staff (1984-1987). Mr. Dwight holds an MBA in Finance and Marketing with Honors from The University of Chicago Graduate School of Business and a B.S. in Accounting with Honors from the University of Vermont and is a member of the Association of Heating, Ventilation, Air conditioning and Refrigeration Engineers, Inc. (ASHRAE) and a member of the SatCon Technology Corporation Board of Directors.


Richard F. Tusing, 49, has served as a Director of Kronos since October 2000 and as a Director of Kronos Air Technologies since January 2001 and was appointed Chief Operating Officer on January 1, 2002. Mr. Tusing has had extensive experience in developing new enterprises, negotiating the licensing of intellectual property rights, and managing technical and financial organizations, and has more than 20 years of business development, operations, and consulting experience in the technology and telecommunications industries. Prior to his services to Kronos, Mr. Tusing spent four years in executive management with several emerging technology companies, 14 years in various managerial and executive positions with MCI Communications Corporation, and three additional years in managerial consulting. From 1982-1996, Mr. Tusing held multiple managerial and executive positions with MCI Communications Corporation. From 1994-1996, he served as MCI's Director of Strategy and Technology, managing MCI's emerging technologies division (having primary responsibility for evaluating, licensing, investing in, and acquiring third-party technologies deemed of strategic importance to MCI), and also oversaw the development of several early-stage and venture-backed software and hardware companies; in this capacity, Mr. Tusing managed more than 100 scientists and engineers developing state-of-the-art technologies. From 1992-1994, Mr. Tusing founded MCI Metro, MCI's entree into the local telephone services business and, as MCI Metro's Managing Director, managed telecommunications operations, developed financial and ordering systems, and led efforts in designing its marketing campaigns. From 1990-1992, he served as Director of Finance and Business Development for MCI's western region. From 1982-1990, Mr. Tusing held other management and leadership positions within MCI, including service as MCI's Pacific Division's Regional Financial Controller, Manager of MCI's Western Region's Information Technology Division, and led MCI's National Corporate Financial Systems Development Organization. Mr. Tusing received B.S. degrees in business management and psychology from the University of Maryland in 1979.


James P. McDermott, 45, became a Director of Kronos in July 2001. Mr. McDermott has over 25 years of financial and operational problem-solving experience. Mr. McDermott is a Managing Director at Alvarez & Marsal North American, LLC. From 2000 until joining Alvarez & Marsal, Mr. McDermott was Managing Director of Eagle Rock Group, LLC, a business advisory firm he co-founded. Mr. McDermott was also President and CEO of AF&L, Inc. and its subsidiaries. AF&L is a Senior Markets Insurer. From 1992 through 2000, Mr. McDermott held various managerial and executive positions with PennCorp Financial Group, Inc. and its affiliates. From 1998 through 2000, Mr. McDermott was Executive Vice-President and Chief Financial Officer of PennCorp Financial Group. While serving in this position, Mr. McDermott was one-third of the executive management team that was responsible for developing and implementing operational stabilization, debt reduction and recapitalization plans for the company. From 1995 through 1998, Mr. McDermott served as Senior Vice-President of PennCorp Financial Group. Mr. McDermott worked closely with the Audit Committee of the Board of Directors on evaluating the PennCorp's accounting and actuarial practices. In addition, Mr. McDermott was responsible for developing a corporate-wide technology management program resulting in technology convergence and cost savings to the company's technology budget. From 1994 through 1998, Mr. McDermott was a principal in Knightsbridge Capital Fund I, LP, a $92 million investment fund specializing in leverage-equity acquisitions of insurance and insurance-related businesses. Mr. McDermott was also the founding Chairman of the e-business Internet service provider, Kivex.com, and a senior manager of one of the world's leading public accounting firms, KPMG. Mr. McDermott received a B.S. Degree in Business Administration from the University of Wisconsin, Madison.

M. J. Segal, 62, became a Director of Kronos in September 2003. Mr. Segal has over 35 years of corporate governance, entrepreneurial and investment banking expertise. Mr. Segal founded the investment banking firm of M.J. Segal Associates in 1987. Since 1992, the firm has specialized in researching private equity opportunities in both private and emerging growth public companies. The Segal group caters primarily to institutional clients, private investment partnerships and professional money managers. After starting his career as a stockbroker and financial planner in 1966 with Philadelphia based New York Stock Exchange firm, Robinson & Company, Mr. Segal joined Josephthal & Co. Inc., a leading full-service investment banking and brokerage firm in New York. Mr. Segal has served as senior vice president of the congressionally charted National Corporation for Housing Partnerships in Washington, D. C. and president of its investment banking subsidiary and has qualified as a NASD broker/dealer financial principal. Originally from Philadelphia, Mr. Segal attended the Wharton School of the University of Pennsylvania and is a graduate of The New York Institute of Finance.


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


COMMITTEES


On September 11, 2001, the Board of Directors established a Compensation Committee consisting of at least two independent members of the Board of Directors. The Compensation Committee is charged with reviewing and making recommendations concerning Kronos' general compensation strategy, reviewing salaries for officers, reviewing employee benefit plans, and administering Kronos' stock incentive plans, once adopted and implemented. Messrs. McDermott and Segal are the current members of the Compensation Committee. During the year the Compensation Committee held two meetings. Each member attended at least 75% of the meetings.


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

On September 10, 2003, the Board of Directors established an Audit Committee consisting of at least two independent members of the Board of Directors. The Audit Committee is charged with providing independent and objective oversight of the accounting functions and internal controls of the Company and its subsidiaries to ensure the objectivity of the Company's financial statements. Messrs. McDermott and Segal are the current members of the Audit Committee. During the year the Audit Committee held four meetings. Each member attended at least 75% of the meetings. Board of the Directors has detain has that Mr. McDermott is an audit commit financial expert as defined by Item 407(d)(5)(ii) of Regulation S-B.


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


Share Based Compensation. During the fiscal year ended June 30, 2007, each non-executive director is entitled to receive annually 70,000 fully-vested stock option grants, 7,000 stock option grants per meeting attended via conference call, 14,000 option grants per meeting attended in person, 3,500 option grants per meeting for participation on a committee or 5,000 stock option grants per meeting for chairing a committee, as compensation for their services as members of our Board of Directors. Effective July 1, 2006, non-executive directors are entitled to receive quarterly $4,500 and annually 200,000 fully-vested stock option grants, 2,500 stock option grants per meeting attended via conference call, 5,000 option grants per meeting attended in person, or 1,250 option grants per meeting for participation on a committee, as compensation for their services as members of our Board of Directors. For the twelve month period ending June 30, 2007, Messrs. McDermott and Segal earned 2,000,000 and 1,500,000 stock options each as compensation for their services as members of our Board of Directors, including their time and effort in securing funding from AirWorks, Hilltop and Sands, and in exchange for cancellation of 688,459 and 573,500 stock options, respectively, previously granted for Board services.

                                         DIRECTOR COMPENSATION

                 Fees                          Non-Equity     Non-Qualified
               Earned or                        Incentive        Deferred
                Paid in   Stock    Option         Plan         Compensation         All
                 Cash     Awards   Awards     Compensation       Earnings          Other       Total
    Name          ($)       ($)       ($)          ($)             ($)        Compensation ($)    ($)
     (a)          (b)       (c)       (d)          (e)             (f)              (g)           (j)
---------     -------     ------   ------    ------------    ------------     ------------     -----
James  P.
McDermott (1)  $18,000       --    $40,000             --             --              --       $58,000
Milton J.
Segal (2)      $18,000       --    $30,000             --             --              --       $48,000

(1) For the twelve months ended June 30, 2007, Mr. McDermott earned $18,000 as cash compensation and 2,000,000 million stock options for his services as a member of our Board of Directors.

(2) For the twelve months ended June 30, 2007, Mr. Segal earned $18,000 as cash compensation and 1,500,000 million stock options for his services as a member of our Board of Directors.


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


To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2007, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

CODE OF ETHICS

The Company has not adopted a Code of Ethics at this time.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation for the fiscal year ended June 30, 2007 for our executive officers:


                                             SUMMARY COMPENSATION TABLE
                         Annual Compensation                           Long-Term Compensation
             ------------------------------------------  --------------------------------------------------------
                                                                            Non-Equity
   Name and                                        Stock        Option      Deferred      All Other     Total
   Principal               Salary     Bonus       Awards        Awards     Compensation  Compensation Compensation
   Position        Year      ($)       ($)          ($)          ($)           ($)          ($)           ($)
      (a)           (b)      (c)       (d)          (e)          (f)           (g)          (h)           (i)
-----------------  ------ --------- ---------- -------------- ----------- --------------- ----------- ------------
Daniel R.           2007   $225,000     --             --      $520,000         --          $16,344      $761,344
Dwight,
President and
Chief
Executive
Officer(1)

Richard F.          2007   $160,000     --              --     $300,000          --           --         $460,000
Tusing, Chief
Operating
Officer(2)
Igor                2007   $150,000     --              --     $356,000          --           --         $506,000
Krichtafovitch
Chief Technology
Officer - Kronos
Air Technologies

Karl Winkler        2007   $135,000     --              --     $166,000          --           --         $301,000
VP & General
Manager - Kronos
Air Technologies

(1) Mr. Dwight became President and Chief Executive Officer of Kronos effective October 16, 2001. He executed a two year employment contract on November 15, 2001. His contract renewed on August 13, 2003 and again on August 15, 2004, August 15, 2005, August 15, 2006 and August 15, 2007. Effective April 15, 2006, his annual salary is $225,000.


(2) Mr. Tusing became Chief Operating Officer of Kronos effective January 1, 2002. Mr. Tusing executed an employment contract effective January 1, 2003. Mr. Tusing's Employment Agreement renewed on October 1, 2004 and again on October 1, 2005 and October 1, 2006. His annual salary is $160,000.


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                              OPTION AWARDS                                                    STOCK AWARDS
          ----------------------------------------------------------------------- --------------------------------------------------
                                                                                                                          Equity
                                                                                                           Equity       Incentive
                                                                                                         Incentive     Plan Awards:
                                                                                   Number                Plan Awards:    Market or
                                            Equity                                  of       Market       Number of     Payout Value
           Number of       Number of    Incentive Plan                             Shares   Value of      Unearned     of Unearned
          Securities       Securities   Awards: Number                            or Units Shares or  Shares, Units  Shares, Units
          Underlying       Underlying   of Securities                             of Stock  Units of      or Other       or Other
          Unexercised     Unexercised     Underlying     Option                     That      Stock       Rights That    Rights That
            Options         Options      Unexercised    Exercise                  Have Not  That Have     Have Not       Have Not
              (#)             (#)      Unearned Options   Price       Option       Vested  Not Vested     Vested         Vested
   Name   Exercisable    Unexercisable       (#)           ($)    Expiration Date    (#)       ($)          (#)            (#)
    (a)       (b)             (c)            (d)           (e)          (f)          (g)       (h)          (i)            (j)
-------   -----------    -------------   ------------    --------   -----------    -------   -------    -----------    -----------
Daniel R.
Dwight     17,333,333     8,666,667            --         $0.016     06/18/2017       --         --         --             --

Richard F.
Tusing     10,000,000     5,000,000            --         $0.016     06/18/2017       --         --         --             --


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


On June 15, 2007, he Board of Directors approved the Kronos Advanced Technologies Stock Option Plan under which Kronos' key employees, consultants, independent contractors, officers and directors are eligible to receive grants of stock options. Kronos has reserved and issued a total of 100,000,000 shares of common stock under the Stock Option Plan. It is presently administered by Kronos' Board of Directors. Subject to the provisions of the Stock Option Plan, the Board of Directors has full and final authority to select the individuals to whom options will be granted, to grant the options and to determine the terms and conditions and the number of shares issued pursuant thereto.


                      Equity Compensation Plan Information

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Number of securities remaining available for
                         Number of securities to be issued  Weighted-average exercise     future issuance under equity compensation
                            upon exercise of outstanding       price of outstanding       plans (excluding securities reflected in
        Plan category       options, warrants and rights   options, warrants and rights                  column (a))
------------------------------------------------------------------------------------------------------------------------------------
                                        (a)                           (b)                                   (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans               --                             --                                   --
approved by security
holders
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans           79,700,000                       $0.016                             20,300,000
not approved by security
holders
------------------------------------------------------------------------------------------------------------------------------------
Total                               79,700,000                                                          20,300,000
------------------------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS


Daniel R. Dwight, our President and Chief Executive Officer, and our Company entered into an Employment agreement effective as of November 15, 2001. The initial term of Mr. Dwight's Employment Agreement was for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Dwight provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. Mr. Dwight's Employment Agreement renewed on August 13, 2003 and again on August 15, 2004, August 15, 2005, August 15, 2006 and August 15, 2007. In April 2006, the Board of Directors increased Mr. Dwight's base cash compensation to $225,000 per year effective April 15, 2006. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. In addition, Kronos granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. Mr. Dwight will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.


Richard F. Tusing, our Chief Operating Officer, and our Company entered into an Employment agreement effective as of January 1, 2003. The initial term of Mr. Tusing's Employment Agreement was for 2 years and will automatically renew for successive 1 year terms unless Kronos or Mr. Tusing provide the other party with written notice within 3 months of the end of the initial term or any subsequent renewal term. Mr. Tusing's Employment Agreement renewed on October 1, 2004 and again on October 1, 2005 and October 1, 2006. Mr. Tusing's Employment Agreement provides for base cash compensation of $160,000 per year. Mr. Tusing will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.


EXECUTIVE SEVERANCE AGREEMENTS


The Employment Agreement of Daniel R. Dwight, our Chief Executive Officer, provides that, upon the occurrence of any transaction as defined as a "change of control" of Kronos, Mr. Dwight shall receive his salary and benefits for a period of time that is the greater of (i) one year or (ii) the remainder of Mr. Dwight's current employment term.


The Employment Agreement of Richard F. Tusing, our Chief Operating Officer, provides that, upon the occurrence of any transaction as defined as a "change of control" of Kronos that is not approved by the Board of Directors, Mr. Tusing shall receive his salary, pro-rata bonus and benefits for a period of time that is the greater of (i) one year or (ii) the remainder of Mr. Tusing's current employment term.


As of the date of this filing, we have not adopted any other executive severance agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


PRINCIPAL STOCKHOLDERS


The following table presents certain information regarding the beneficial ownership of all shares of common stock at September 26, 2006 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 243,813,391 common shares issued and outstanding at September 26, 2006 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at September 26, 2007 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.


                                                  COMMON STOCK
                                               BENEFICIALLY OWNED
                                            -------------------------
NAME AND ADDRESS                               NUMBER       PERCENT
----------------                            ------------- -----------
AirWorks Funding LLLP                      253,807,563(1)       51.0%
655 Madison Avenue
New York, NY 10021

Hilltop Holding LP                         253,807,563(2)       51.0%
111 Broadway
New York, NY 10021

Daniel R. Dwight                            27,201,926(3)       10.0%
464 Common Street
Suite 301
Belmont, MA  02478

Richard F. Tusing                           15,852,758(4)        6.1%
464 Common Street
Suite 301
Belmont, MA  02478

James P. McDermott                           2,294,118(5)        0.9%
464 Common Street
Suite 301
Belmont, MA  02478

Milton M. Segal                              1,500,000(6)        0.6%
464 Common Street
Suite 301
Belmont, MA  02478

All officers, and directors
of Kronos as a group                        46,848,802(7)       16.1%


(1) Includes a convertible note to purchase 256,186,609 shares of common stock that can be acquired within sixty days of September 26, 2007 pursuant to a Side Letter Agreement agreed to between the Company and AirWorks, Airworks has agreed not to convert such note prior to December 31, 2007 into more shares than the Company has authorized and available.


(2) Includes a convertible note to purchase 256,186,609 shares of common stock that can be acquired within sixty days of September 26, 2007 pursuant to a Side Letter Agreement agreed to between the Company and Hilltop, Hilltop has agreed not to convert such note prior to December 31, 2007 into more shares than the Company has authorized and available.


(3) Includes options to purchase 26,000,000 shares of common stock that can be acquired within sixty days of September 26, 2007.

(4) Includes options to purchase 15,000,000 shares of common stock that can be acquired within sixty days of September 26, 2007


(5) Includes options to purchase 2,000,000 hares of common stock that can be acquired within sixty days of September 26, 2007.


(6) Includes options to purchase 1,500,000 hares of common stock that can be acquired within sixty days of September 26, 2007.


(7) Includes the rights to purchase 552,115,126 shares of common stock that can be acquired within sixty days of September 26, 2007.


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


On March 31, 2004, we entered into Promissory Notes with Daniel R. Dwight and Richard F. Tusing in exchange for past due compensation, expenses and interest do and payable for $363,139 and $485,883. The Notes bear a simple interest rate of 1% per month and call for aggregate monthly principal and interest payments of $6,718 and $8,989, respectively, for each month in which the Company's beginning cash balance equals or exceeds $200,000. Subject to certain conditions, including default, these notes become payable in full. In the event of a debt or equity financing, 20% of the proceeds derived from the financing will be used to pay down the outstanding interest and principal obligations. The Notes are due and payable in full.

ITEM 13. EXHIBITS



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

                  3.1             Articles of Incorporation                   Incorporated by reference to
                                                                              Exhibit 3.1 to the Registration
                                                                              Statement on Form S-1 filed on
                                                                              August 7, 2001

                  3.2             Bylaws                                      Incorporated by reference to
                                                                              Exhibit 3.2 to the Registration
                                                                              Statement on Form S-1 filed on
                                                                              August 7, 2001

                  4.1             2001 TSET Stock Option Plan                 Incorporated  by  reference  to
                                                                              Exhibit 4.1 to Registrant's Form
                                                                              10-Q for the quarterly period ended
                                                                              March 31, 2002 filed on May 15, 2002

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
                                  Partners, LP

                  10.48           Form of Convertible Debenture in the        Incorporated by reference to
                                  principal amount of $1,645,476 dated        Exhibit 10.1 to the Registrant's
                                  December 13, 2006 between Kronos Advanced   Form 8-K filed on December 15, 200
                                  Technologies, Inc. and Cornell Capital
                                  Partners, LP

                  10.49           Kronos Advanced Technologies, Inc. Stock    Incorporated by reference to
                                  Incentive Plan                              Exhibit 3.1 to the Registrant's
                                                                              Form 8-K filed on June 22, 2007

                  10.50           Voting Agreement dated June 19, 2007 by     Incorporated by reference to
                                  and between the Company and Daniel Dwight,  Exhibit 3.1 to the Registrant's
                                  James McDermott, Milton Segal, Rich Tusing  Form 8-K filed on June 22, 2007
                                  And Igor Krichtafovitch

                  10.51           Voting Agreement dated June 19, 2007 by     Incorporated by reference to
                                  and between the Company and Richard Sun     Exhibit 9.1 to the Registrant's
                                  and Frederic Gumbinner                      Form 8-K filed on June 22, 2007

                  10.53           Funding Agreement dated June 19, 2007 by    Incorporated by reference to
                                  and between the Company and Sand Brothers   Exhibit 10.1 to the Registrant's
                                  Venture Capital LLC, Sands Brothers         Form 8-K filed on June 22, 2007
                                  Venture Capital II LLC, , Sands
                                  Brothers Venture Capital III LLC, and Sands
                                  Brothers Venture Capital IV LLC,
                                  (collectively, "Sands"); Critical Capital
                                  Growth Fund, L.P., ("CCGF"); Airworks
                                  Funding LLLP, ("AirWorks") and RS Properties
                                  I LLC, ("RSP", and together with Sands, CCGF
                                  and AirWorks, the "Lenders")

                  10.54           Registration Rights Agreement dated         Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.2 to the Registrant's
                                  and the Lenders                             Form 8-K filed on June 22, 2007


                  10.55           Security Agreement dated June 19, 2007      Incorporated by reference to
                                  by and among the Company and the Lenders    Exhibit 10.3 to the Registrant's
                                                                              Form 8-K filed on June 22, 2007

                  10.56           Patent Security Agreement dated             Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.4 to the Registrant's
                                  and the Lenders                             Form 8-K filed on June 22, 2007

                  10.57           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.5 to the Registrant's
                                  and Daniel Dwight                           Form 8-K filed on June 22, 2007

                  10.58           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.6 to the Registrant's
                                  and Richard Tusing                          Form 8-K filed on June 22, 2007

                  10.59           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.7 to the Registrant's
                                  and James McDermott                         Form 8-K filed on June 22, 2007

                  10.60           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.8 to the Registrant's
                                  and Eagle Rock Group LLC                    Form 8-K filed on June 22, 2007

                  10.61           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.9 to the Registrant's
                                  and Milton Segal                            Form 8-K filed on June 22, 2007

                  10.62           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.10 to the Registrant's
                                  and J. Alexander Chriss                     Form 8-K filed on June 22, 2007

                  10.63           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.11 to the Registrant's
                                  and Igor Krichtafovitch                     Form 8-K filed on June 22, 2007

                  10.64           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.12 to the Registrant's
                                  and Karl Winkler                            Form 8-K filed on June 22, 2007


                  10.65           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.13 to the Registrant's 6
                                  and Maciej Ziomkowski                       Form 8-K filed on June 22, 2007

                  10.66           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.14 to the Registrant's
                                  and Vladimir Gorobets                       Form 8-K filed on June 22, 2007

                  10.67           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.15 to the Registrant's
                                  and Vladimir Bibikov                        Form 8-K filed on June 22, 2007

                  10.68           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.16 to the Registrant's
                                  and Sergey Karpov                           Form 8-K filed on June 22, 2007

                  10.69           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.17 to the Registrant's
                                  and Vladislov Korolyov                      Form 8-K filed on June 22, 2007

                  10.60           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.18 to the Registrant's
                                  and Terence Tam                             Form 8-K filed on June 22, 2007

                  10.61           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.19 to the Registrant's
                                  and Jacob Oharah                            Form 8-K filed on June 22, 2007

                  10.62           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.20 to the Registrant's
                                  and Nels Jewell-Larsen                      Form 8-K filed on June 22, 2007

                  10.63           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.21 to the Registrant's
                                  and Richard Sun                             Form 8-K filed on June 22, 2007

                  10.64           Standstill Letter Agreement dated           Incorporated by reference to
                                  June 19, 2007 by and among the Company      Exhibit 10.22 to the Registrant's
                                  and Frederic R. Gumbinner                   Form 8-K filed on June 22, 2007

                  10.65           US$859,000 SCCGF Note dated June 19, 2007   Incorporated by reference to
                                  issued by the Company to Sands and CCGF     Exhibit 10.23 to the Registrant's
                                                                              Form 8-K filed on June 22, 2007

                  10.66           US$10,820,000 Note dated June 19, 2007      Incorporated by reference to
                                  issued by the Company to AirWorks           Exhibit 10.24 to the Registrant's
                                                                              Form 8-K filed on June 22, 2007

                  10.67           US$6,480,000 Note dated June 19, 2007       Incorporated by reference to
                                  issued by the Company to RSP                Exhibit 10.25 to the Registrant's
                                                                              Form 8-K filed on June 22, 2007

                  10.68           Proxy date June 19, 2007 by and among       Incorporated by reference to
                                  the Company, Daniel R. Dwight, James        Exhibit 10.25 to the Registrant's
                                  McDermott, Milton Segal, Richard Tusing     Form 8-K filed on June 22, 2007
                                  Igor Krichtafovitch, Richard A. Sun and
                                  Richard A. Sun, as attorney-in-fact
                                  for Fredric R. Gumbinner

                  10.69           Settlement Agreement and General Release    Incorporated by reference to
                                  Dated February 20, 2007 by and between      Exhibit 99.1 to the Registrants
                                  Kronos Advanced Technologies, Inc. and      Form 8-K Filed on February 22,
                                  FKA Distributing Co. d/b/a HoMedics, Inc.   2007
                                  And HoMedics U.S.A., Inc.

                  21              Subsidiaries of the Registrant              Provided herewith

                  31              Certification of Chief Executive            Provided herewith
                                  Officer pursuant to U.S.C. Section
                                  7241, as adopted pursuant to Section
                                  302 of the Sarbanes-Oxley Act of 2002


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

ITEM 14. PRINCIPAL ACCOUNTANT AND SERVICES


The firm Sherb & Co. LLP, independent registered public accounting firm, has audited our financial statements for the year ended June 30, 2007. The Board of Directors has appointed Sherb & Co. LLP to serve as our independent registered public accounting firm for the 2007 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2008.


The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. LLP for fiscal year 2007 and 2006.

                        June 30, 2007   June 30, 2006
                       --------------- ---------------
Audit Fees(1)          $       70,000  $       67,000
Audit-Related Fees             14,670           2,310
Tax Fees                            -               -
All Other Fees                      -               -
                       --------------- ---------------
Total                  $       84,670  $       69,310
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


Date: September 28, 2007.


                       KRONOS ADVANCED TECHNOLOGIES, INC.

By: /s/ Daniel R. Dwight
   ------------------------------------
        Daniel R. Dwight
        President, Chief Executive
        Officer and Director


By: /s/ Daniel R. Dwight
   ------------------------------------
        Daniel R. Dwight
        Chief Financial Officer
        and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                        DATE
---------                          -----                        ----

/s/ Daniel R. Dwight               Director, President,     September 28, 2007
-----------------------------      Chief Executive
Daniel R. Dwight                   Officer and Chief
                                   Financial Officer




/s/ James P. McDermott             Director                 September 28, 2007
-----------------------------
James P. McDermott


/s/ M. J. Segal                    Director                 September 28, 2007
-----------------------------
M. J. Segal


/s/ Richard F. Tusing              Director and Chief       September 28, 2007
-----------------------------      Operating Officer
Richard F. Tusing