Form 10QSB
period 2007-09-30
KRONOS ADVANCED TECHNOLOGIES INC
filed 2007-11-14
CIK 1108248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X Yes __No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

__ Yes X No

As of November 12, 2007, there were 243,813,391 shares outstanding of the issuer's common stock.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our (unaudited) consolidated financial statements for the three months ended September 30, 2007.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                           September 30,
                                               2007                 June 30,
Assets                                      (Unaudited)               2007
                                            -------------       ----------------
Current Assets
 Cash                                       $     81,827        $       363,955
 Accounts Receivable                              27,348                  5,027
 Other Current Assets                             12,138                 12,138
                                            -------------       ----------------
  Total Current Assets                           121,313                381,120
                                            -------------       ----------------
Net Property and Equipment                        12,868                  6,548

Other Assets
 Intangibles                                   1,675,600              1,723,150
                                            -------------       ----------------
  Total Other Assets                           1,675,600              1,723,150
                                            -------------       ----------------
Total Assets                                $  1,809,781        $     2,110,818
                                            =============       ================

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
 Accounts payable                           $    304,918        $       359,019
 Accrued interest expenses                       159,993                 21,303
 Accrued expenses                                 75,390                125,000
 Accrued expenses and payables
  to directors and officers                        4,051                 22,699
 Notes payable, current portion                  859,000                859,000
 Notes payable to directors and
  officers                                       190,249                202,307
                                            -------------       ----------------
  Total Current Liabilities                    1,593,601              1,589,328
                                            -------------       ----------------
Long Term Liabilities
 Notes payable                                 4,250,465              3,600,000
 Discount for Beneficial Conversion
  Feature                                     (3,080,185)            (3,365,845)
                                             ------------       ----------------
  Total Long Term Liabilities                  1,170,280                234,155
                                            -------------      -----------------

     Total Liabilities                         2,763,881              1,823,483
                                            -------------      -----------------
Stockholders' Equity (Deficit) Common stock,
 authorized 500,000,000 shares of $0.001
 par value Issued and outstanding -
 243,813,391 and 242,342,803, respectively       243,813                242,343
Capital in excess of par value                33,734,170             33,513,598
Accumulated deficit                          (34,932,083)           (33,468,606)
                                            -------------       ----------------
  Total Stockholders' Equity (Deficit)          (954,100)               287,335
                                            -------------       ----------------
  Total Liabilities and
   Stockholders' Equity (Deficit)           $  1,809,781         $    2,110,818
                                            =============       ================


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                          Three months ended September 30,
                                                        -------------------------------------
                                                             2007                  2006
                                                         (Unaudited)            (Unaudited)
                                                        --------------      -----------------
 Sales                                                  $      25,000       $         19,200
 Cost of sales                                                      -                  9,584
                                                        --------------      -----------------
 Gross Profit                                                  25,000                  9,616
                                                        --------------      -----------------
 Selling, General and Administrative expenses:
  Compensation and benefits (includes equity
     compensation of $132,833 in 2007 and $51,890
     in 2006)                                                 544,489                337,721
  Professional services                                       169,950                102,711
  Depreciation and amortization                               109,395                108,850
  Research and development                                    108,794                 29,607
  Facilities                                                   30,550                 27,044
  Insurance                                                    30,000                 54,144
  Other selling general and
   administrative expenses                                     60,626                 92,878
                                                        --------------      -----------------
 Selling, General and Administrative expenses               1,053,804                752,955
                                                        --------------      -----------------
 Net Operating Loss                                        (1,028,804)              (743,339)

 Interest Expense                                            (434,672)               (99,234)
                                                        --------------      -----------------
  Net Loss                                              $  (1,463,476)      $       (842,573)
                                                        ==============      =================
Basic Loss Per Share                                    $       (0.01)      $          (0.01)
                                                        ==============      =================
Diluted Loss Per Share                                  $       (0.01)      $          (0.01)
                                                        ==============      =================

Weighted average shares outstanding                       242,886,244            149,157,131
                                                        ==============      =================


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                        For the three months ended September 30,
                                                    ------------------------------------------------
                                                            2007                       2006
                                                        (Unaudited)                 (Unaudited)
                                                    ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss from continuing operations                     $     (1,463,476)         $       (842,573)

Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                  109,395                   118,850
   Options issued for compensation/services                       198,516                    57,424
   Accretion of note discount                                     285,660                         -
 Change In:
  Accounts receivable                                             (22,321)                   10,000
  Deferred revenue                                                      -                   (19,200)
  Accounts payable                                                (54,101)                   (6,502)
  Accrued Expenses and other liabilities                           70,430                    (4,674)
                                                         -----------------         -----------------
   Net cash used in Operating Activities                         (875,897)                 (686,675)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                               (5,396)                   (2,194)
 Investment in patent protection                                  (62,769)                  (31,315)
                                                         -----------------         -----------------
  Net cash used in Investing Activities                           (68,165)                  (33,509)
                                                         -----------------         -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long term borrowings                               650,466                         -
 Issuance of common stock for fees                                 23,527                   550,000
 Repayments of short-term borrowings                              (12,059)                 (304,237)
                                                         -----------------         -----------------
   Net cash provided by Financing Activities                      661,934                   245,763
                                                         -----------------         -----------------
NET DECREASE IN CASH                                             (282,128)                 (474,421)

CASH
  Beginning of period                                             363,955                   598,323
                                                         -----------------         -----------------

  End of period                                          $         81,827          $        123,902
                                                         =================         =================

Supplemental schedule:
     Interest paid in cash                               $        29,571           $       106,649
                                                         ================          ================
     Taxes paid in cash                                  $             -           $             -
                                                         ================          ================


The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Kronos Advanced Technologies, Inc. ("Kronos" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2008.

These consolidated financial statements are those of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the Kronos Advanced Technologies, Inc. Form 10-KSB for the fiscal year ended June 30, 2007, which was filed on September 28, 2007.

NOTE 2 - REALIZATION OF ASSETS AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the current year ended June 30, 2007. In addition, the Company has used more cash than that provided from cash in its operations. The Company is currently using its resources to commercialize its technology and develop viable commercial products, and to provide for its working capital needs.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:


Retailer. In October 2007, Kronos executed a Letter of Intent for the development, manufacture and sale of air purification devices based upon Kronos' proprietary air movement and purification technology with a leading national retailer. It is expected that Kronos and the retailer would enter into a definitive purchase agreement providing for the exclusive sale of private label residential standalone air purifiers through the retailer's distribution channels. Actual purchases of the products, which we do not expect prior to 2008, are dependent on the successful development of the product, the negotiation of a definitive purchase agreement incorporating the terms of the letter of intent, other usual and customary terms and the retailers' discretion. Under the terms of the Letter of Intent, the retailer has paid Kronos $250,000 towards the development costs of the new products and will contribute marketing resources to assist in the product development process. The intent of the parties is for Kronos to lead and manage all development, production and manufacturing activities for the Kronos air purifier and for the retailer to actively market the Kronos air purifier through their distribution channels.


EOL. In December 2005, Kronos executed a non-exclusive License Agreement with EOL LLC, a Russian Federation corporation ("EOL"), based in Korolev, Moscow Region. EOL is leveraging the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices in select Commonwealth of Independent States. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL is providing Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. The initial medical products are currently being marketed in Russia and marketing plans are being put in place in Ukraine, Kazakhstan, Moldova and Byelorussia. During the fiscal year ended June 30, 2007, Kronos earned $104,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL. During the three months ended September 30, 2007, Kronos earned $25,000 in licensing fees.

Global Appliance Manufacturers. In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. This next generation range hood device represented the culmination of more than twelve months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006. In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer. In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation. In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos. During the fiscal year ended June 30, 2007, Kronos earned $37,000 in revenue from the development of prototype devices for the residential range hood market place. In October 2007, Kronos shipped the additional prototypes to the customer for testing and evaluation.

DESA. In June 2006, the Company executed its first license for embedded applications of Kronos technology with DESA LLC ("DESA"). The agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos. In January 2007, DESA committed additional funds for Kronos' exploration of a second Kronos-based product application. By May 2007, various prototype configurations for each of the two product applications were under test and evaluation by Kronos and DESA. During the three months ended September 30, 2007, Kronos and DESA developed a plan for product commercialization.

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

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and its subsidiary for the periods in which the subsidiary was owned by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At September 30, 2007, we had only one subsidiary, Kronos Air Technologies, Inc.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At September 30, 2007 the cash balances held at financial institutions were in excess of federally insured limits.

Accounts Receivable. The Company provides an allowance for potential losses, if necessary, on trade accounts receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at September 30, 2007 and June 30, 2007. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.

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

Stock Options. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Kronos elected to implement the provisions of SFAS No. 123R in the fiscal year ended June 30, 2005.

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

NOTE 4 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at September 30, 2007 and June 30, 2007 are as follows:

                                         September 30, 2007
                                            (unaudited)         June 30, 2007
                                         ---------------       ---------------
Benefit from carryforward of capital
and net operating losses                 $   (8,681,000)       $   (7,698,000)

Other temporary differences                    (157,000)             (157,000)

Options issued for services                     (71,000)             (551,000)
Less:
  Valuation allowance                         8,909,000             8,406,000
                                         ---------------       ---------------
  Net deferred tax asset                 $            -        $            -
                                         ===============       ===============
The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                           September 30, 2007
                                              (Unaudited)                               June 30,2007
                                    ------------------------------------  ----------------------------------------
                                                                % of                                  % of
                                       Amount               Pre-Tax Loss         Amount            Pre-Tax Loss
                                    -------------           ------------     --------------        ------------
      Benefit for income tax at:
      Federal statutory rate       $      (498,000)           (34.0)%      $      (799,000)           (34.0)%
      State statutory rate                 (29,000)            (2.0)%              (47,000)            (2.0)%
      Non-deductible expenses               24,000              1.6 %               24,000              1.0 %
      Increase in valuation allowance      503,000             34.4 %              822,000             35.0 %
                                    ------------------------------------  -----------------------------------------
                                    $           -               0.0 %      $            -               0.0 %
                                    ====================================  =========================================

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.


At September 30, 2007, the Company has approximately $19.9 million of unused Federal net operating losses, $2.3 million of capital losses and $15.7 million of state net operating losses available for carryforward to future years. The benefit from carryforward of such losses will expire in various years through 2027 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 5 - SEGMENTS OF BUSINESS

The Company has only one reportable segment, which consists of developing, licensing, manufacturing and distributing air movement and purification devices utilizing the Kronos technology. For the three months ended September 30, 2007 and the fiscal year ended June 30, 2007 the Company operated only in the U.S.

NOTE 6 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 242,886,244 and 149,157,131 for the three months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there were outstanding options to purchase 90,404,104 shares of the Company's common stock and outstanding warrants to purchase 15,792,342 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of September 30, 2006, there were outstanding options to purchase 23,636,027 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

The Company had the following obligations as of as of September 30, 2007 and June 30, 2007:

                                              September 30, 2007
                                                  (Unaudited)      June 30, 2007
                                                ---------------   --------------
 Obligations to AirWorks Funding LLLP (1)       $  2,954,457     $    2,480,000
 Obligations to Hilltop Holding Company, LP (1)    1,096,008            920,000
 Discount for beneficial conversion feature (2)   (3,080,185)        (3,365,845)
 Obligations to Sands Brothers (3)                   859,000            859,000
 Obligations to Gumbinner and Sun (1)                200,000            200,000
 Obligation to current employees (4)                 190,249
 202,307
                                                 ------------    ---------------
                                                   2,219,529          1,295,462
 Less:
  Current portion                                  1,049,249          1,061,307
                                               --------------    ---------------
 Total long term obligations, net of
      current portion                          $   1,170,280     $      234,155
                                               ==============    ===============

(1) These notes bear interest at the rate of 12%, are secured by the assets of the Company and are convertible into shares of Kronos common stock at $0.0028 or are payable in full on June 19, 2010.

(2) Under GAAP, the Company recorded a discount for the beneficial conversion feature ("BCF") on the convertible debt issued to AirWorks and Hilltop. The amount of BCF discount was calculated using the Black-Scholes model. Because the maximum value of the BCF discount can not exceed the full value of the issued debt, the Company recorded the discount at the full value of the debt of $3,400,000. The Company is amortizing the BCF discount over the three year life of the debt. For the three months ended September 30, 2007, the Company recorded BCF discount amortization of $285,660.

(3) These notes bear interest at the rate of 12%, are secured by the assets of the Company and are payable in full on December 31, 2007.

(4) These notes bear interest at the rate of 12%. They represent obligations to current employees of the Company, which are currently due in full.

NOTE  8 - COMMITMENTS AND CONTINGENCIES

In June 2007, Kronos entered into a Funding Agreement with a group of lenders providing for a loan, at the discretion of the lenders, in the aggregate amount of up to $18,159,000. At the initial closing, the Company received an initial advance of $4,259,000. During the three months ended September 30, 2007, the Company received an additional $650,466 in funding. After payment in full of the amounts due under a convertible debenture issued to Cornell Capital Partners and the settlement agreement obligation to HoMedics and payment of the expenses of the transaction, the remainder of $1,069,000 was used for working capital purposes. The initial new lenders were: (i) AirWorks Funding LLLP, a newly-formed limited partnership; (ii) Critical Capital Growth Fund, L.P. and various Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co. (UK) Ltd. and (iii) RS Properties I LLC, a New York-based private investment company. RS Properties assigned to Hilltop Holding Company, LP, a Delaware limited partnership, ("Hilltop") its promissory note together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement.

The loan is secured by all of the Company's assets and is convertible into shares of the Company's common stock at a conversion price of $0.0028 per share, subject to adjustment under certain circumstances. Future installments under the Funding Agreement, up to $13,249,530, may be advanced at the discretion of the lenders, even if not requested by the Company. Under the Funding Agreement and related notes, the Company pays interest on the notes at the rate of 12% per annum. Of the total amount of the initial advance, monthly interest payments commence on July 1, 2007 on $859,000, which is due and payable on December 31, 2007. Such amount may be converted into Kronos common stock at the option of the holder at the $0.0028 conversion price only if not paid in full by December 31, 2007. With respect to all other loan amounts, interest is paid quarterly starting January 1, 2008 and outstanding principal is due and payable June 19, 2010, unless earlier converted at the option of the lenders. Assuming the payment when due of the $859,000, the maximum loan amount is advanced under the Funding Agreement and related notes and the lenders convert the entire amount of the loan into Kronos common stock at the noted conversion price, the lenders would own approximately 93.3% of the Company's total equity on a fully diluted, as converted basis.

Daniel R. Dwight, President and Chief Executive Officer, and the Company entered into an employment agreement effective as of November 15, 2001. The initial term of Mr. Dwight's employment agreement was for two years and will automatically renew for successive one year terms unless Kronos or Mr. Dwight provide the other party with written notice within three months of the end of the initial term or any subsequent renewal term. Mr. Dwight's employment agreement was renewed on August 13, 2003 and again on August 15, 2004, August 15, 2005, August 15, 2006 and August 15, 2007. In April 2006, the Board of Directors increased Mr. Dwight's base cash compensation to $225,000 per year effective April 15, 2006. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. In addition, Kronos granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. Mr. Dwight is entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

Richard F. Tusing, Chief Operating Officer, and the Company entered into an employment agreement effective as of January 1, 2003. The initial term of Mr. Tusing's employment agreement was for two years and will automatically renew for successive one year terms unless Kronos or Mr. Tusing provide the other party with written notice within three months of the end of the initial term or any subsequent renewal term. Mr. Tusing's employment agreement was renewed on October 1, 2004, October 1, 2005, October 1, 2006, and November 1, 2007. Mr. Tusing's employment agreement provides for base cash compensation of $160,000 per year. Mr. Tusing will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

NOTE 9 - SUBSEQUENT EVENTS

In October 2007, we received additional aggregate advances of $299,534 from AirWorks and Hilltop under the terms of the Funding Agreement and related notes.

In October 2007, Kronos executed a Letter of Intent for the development, manufacture and sale of air purification devices based upon Kronos' proprietary air movement and purification technology with a leading national retailer. It is expected that Kronos and the retailer would enter into a definitive purchase agreement providing for the exclusive sale of private label residential standalone air purifiers through the retailer's distribution channels. Actual purchases of the products, which we do not expect to occur prior to 2008, are dependent on the successful development of the product, the negotiation of a definitive purchase agreement incorporating the terms of the letter of intent, other usual and customary terms and the retailers' discretion. Under the terms of the Letter of Intent, the retailer has paid Kronos $250,000 toward the development costs of the new products and will contribute marketing resources to assist in the product development process. The intent of the parties is for Kronos to lead and manage all development, production and manufacturing activities for the Kronos air purifier and for the retailer to actively market the Kronos air purifier through their distribution channels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY STATEMENTS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS:(A) OUR PROJECTED SALES AND PROFITABILITY, (B) OUR GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN OUR INDUSTRY, (D) OUR FUTURE FINANCING PLANS, (E) OUR ANTICIPATED NEEDS FOR WORKING CAPITAL, AND (F) THE BENEFITS RELATED TO OUR OWNERSHIP OF KRONOS AIR TECHNOLOGIES, INC. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, THE RISKS OUTLINED UNDER "FACTORS AFFECTING KRONOS' BUSINESS AND PROSPECTS" AND MATTERS DESCRIBED IN THIS FILING GENERALLY. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

GENERAL

Kronos is a product development and production company that continues to develop and patent technology that, among other things, fundamentally changes the way air is moved, filtered and sterilized. Kronos is pursuing commercialization of its proprietary technology in a limited number of markets; and if we are successful and funds are available, we intend to enter additional markets in the future. The Company currently has thirteen U.S. patents and five international patents. To date, our ability to execute our strategy has been restricted by our limited amount of capital.

Kronos is focused on developing proprietary technology for air movement and purification applications to address the indoor air quality market. The Kronos technology has numerous valuable characteristics for applications in the indoor air quality market, including moving air and gases at high velocities while filtering odors, smoke and particulates and sterilizing air from bacteria and virus contamination. A number of the scientific claims of the Kronos technology have been tested by the U. S. and foreign governments, multi-national companies and independent testing facilities (see "Independent Testing - Product Claims Platform" below).

The Company has begun establishing strategic partners with select companies both domestically and internationally for standalone and embedded applications of our proprietary technology. The Company and its partners are in various stages of developing Kronos-based products.

                               Standalone Platform
o Residential Products - In October 2007, Kronos executed a Letter of Intent for the development, manufacture and sale of air purification devices based upon Kronos' proprietary air movement and purification technology with a leading national retailer. It is expected that Kronos and the retailer would enter into a definitive purchase agreement providing for the exclusive sale of private label residential standalone air purifiers through the retailer's distribution channels. Actual purchases of the products, which we do not expect to occur prior to 2008, are dependent on the successful development of the product, the negotiation of a definitive purchase agreement incorporating the terms of the letter of intent, other usual and customary terms and the retailers' discretion. Under the terms of the Letter of Intent, the retailer has paid Kronos $250,000 towards the development costs of the new products and will contribute marketing resources to assist in the product development process. The intent of the parties is for Kronos to lead and manage all development, production and manufacturing activities for the Kronos air purifier and for the retailer to actively market the Kronos air purifier through their distribution channels.

o Medical Products - In December 2005, the Company executed a non-exclusive license agreement with EOL LLC, a Russian Federation company ("EOL"), for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States. The initial medical products are currently being marketed in Russia and marketing plans are being implanted in Ukraine, Kazakhstan, Moldova and Byelorussia. In November 2006, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate for the product that designates the product for medical use. During the fiscal year ended June
     30, 2007, Kronos earned $104,000 in revenue from the sale of power supplies, other electrical components and engineering services, and from the royalty from the sale of finished products by EOL. During the three months ended September 30, 2007, Kronos earned $25,000 in licensing fees.

         The Company is in active discussions to enter the U.S. medical market with one or more medical products distribution companies.

                                Embedded Platform
o Commercial Products - In June 2006, the Company executed its first license for embedded applications of Kronos technology with DESA LLC ("DESA"). The agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos. In January 2007, DESA committed additional funds for Kronos exploration of a second Kronos-based product application. By May 2007, various prototype configurations for each of the two product applications were under test and evaluation by Kronos and DESA. During the three months ended September 30, 2007, Kronos and DESA developed a plan for product commercialization.

o Residential Products - In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. This next generation range hood device represented the culmination of more than twelve months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006. In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer. In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation. In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos. During the year ended June 30, 2007, Kronos earned $37,000 in revenue from the development of prototype devices for the residential range hood market place. In October 2007, Kronos shipped the additional prototypes to the customer for testing and evaluation.

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

o    Pulmonary Department of Municipal Hospital #2 in Moscow (clinical trial):

     - 100% decontamination of bacteria (Staphylococcus aureus) in under five hours from a 66m(3) hospital room while four patients were present; and

     - 100% decontamination of mildew fungi in under two hours from a 113.2m(3) hospital room.
                                       14

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

                               Standalone Platform

Residential Products. In October 2007, Kronos executed a Letter of Intent for the development, manufacture and sale of air purification devices based upon Kronos' proprietary air movement and purification technology with a leading national retailer. It is expected that Kronos and the retailer would enter into a definitive purchase agreement providing for the exclusive sale of private label residential standalone air purifiers through the retailer's distribution channels. Actual purchases of the products are dependent on the successful development of the product, the negotiation of a definitive purchase agreement incorporating the terms of the letter of intent, other usual and customary terms and the retailers' discretion. Under the terms of the Letter of Intent, the retailer has paid Kronos $250,000 towards the development costs of the new products and will contribute marketing resources to assist in the product development process. The intent of the parties is for Kronos to lead and manage all development, production and manufacturing activities for the Kronos air purifier and for the retailer to actively market the Kronos air purifier through their distribution channels.

Medical Products. In December 2005, the Company executed a non-exclusive license agreement with EOL LLC, a Russian Federation company ("EOL"), for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States. The initial medical products are currently being marketed in Russia and marketing plans are being implanted in Ukraine, Kazakhstan, Moldova and Byelorussia. In November 2006, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate for the product that designates the product for medical use. During the fiscal year ended June 30, 2007, Kronos earned $104,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL. During the three months ended September 30, 2007, Kronos earned $25,000 in revenue from licensing fees.

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

                                Embedded Platform

Commercial Products. In June 2006, the Company executed its first license for embedded applications of Kronos technology with DESA LLC ("DESA"). The agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos. In January 2007, DESA committed additional funds for Kronos exploration of a second Kronos-based product application. By May 2007, various prototype configurations for each of the two product applications were under test and evaluation by Kronos and DESA. During the three months ended September 30, 2007, Kronos and DESA developed a plan for product commercialization.

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

Residential Products. In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. This next generation range hood device represented the culmination of more than twelve months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006. In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer. In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation. In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos. During the year ended June 30, 2007, Kronos earned $37,000 in revenue from the development of prototype devices for the residential range hood market place. In October 2007, Kronos shipped the additional prototypes to the customer for testing and evaluation.

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

Patents and Intellectual Property

Kronos currently has thirteen registered patents with the United States Patent and Trademark Office and five international patents. These patents are considered utility patents which describe fundamental innovations in the generation, management and control of electrostatic fluids, including air movement, filtration and purification. Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products. The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.

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
              2003                              Accelerator           producing ion discharge to
                                                                      create air movement and
                                                                      base level filtration

                              International Patents

Kronos has received formal notification from the Canadian Intellectual Property Office, the Mexican Institute of Industrial Property, Commonwealth of Australia Patent Office and the Intellectual Property Office of New Zealand indicating that one or more patents have been examined and allowed for issuance as patents. There are a number of other patent applications corresponding to Kronos' thirteen U.S. Patents that have been filed and are pending outside of the United States.

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

RESULTS OF OPERATIONS

Consolidated Statement of Operations For the Quarter Ended September 30, 2007 Compared with the Quarter Ended September 30, 2006.

We recorded a net loss for each of the quarters ended September 30, 2007 and September 30, 2006 of $1,463,000 and $843,000, respectively. The increase in the net loss for the quarter ended September 30, 2007, as compared to the prior year, was principally the result of a $301,000, or 40%, increase in operating costs to $1,054,000, and a $335,000, or 338%, increase in interest expense to $435,000.

Revenue. Revenues are generated through sales of services for design and development of Kronos devices at Kronos Air Technologies, Inc. Revenues for the quarter ended September 30, 2007 were $25,000 compared with $19,000 for the comparable period of 2006. Revenues for the three months ended September 30, 2007 consisted of fees from our license agreement with EOL and for the three months ended September 30, 2006 consisted of fees from our license agreement with DESA.

Cost of Sales. There were no cost of sales for the quarter ended September 30, 2007. Cost of sales for the quarter ended September 30, 2006 was $10,000. Cost of sales for the quarter ended September 30, 2006 was primarily product development costs associated with our DESA license agreement.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the quarter ended September 30, 2007 increased $301,000 from the corresponding period of the prior year to $1,054,000. The increase was principally the result of a $207,000 increase in compensation and benefits as a result of an increase in non cash compensation associated with the expensing of stock options and the expansion of the Company's product development resources, a $79,000 increase in research and development expenses as the Company invested in further improvements in the performance of its proprietary technology, and a $67,000 increase in professional services, partially offset by a $24,000 decrease in insurance expenses as a result of a reduction in directors and officers and general liability insurance costs.

Interest expense. Interest expenses for the quarter ended September 30, 2007 was $435,000 compared to $99,000 for the corresponding period of the prior year. Interest expense for the quarter ended September 30, 2007 was comprised of the amortization of the beneficial conversion feature of the convertible debt financing obtained in June 2007 ($286,000) and the interest expense from notes payable ($149,000). The interest expense for the quarter ended September 30, 2006 was comprised of the interest expense from notes payable.

Consolidated Balance Sheet as of September 30, 2007

Our total assets at September 30, 2007 were $1,810,000 compared with $2,111,000 at June 30, 2007. Total assets at September 30, 2007 and June 30, 2007 were comprised primarily of $1,676,000 and $1,723,000, respectively, of patents/intellectual property and $82,000 and $364,000, respectively, of cash. Total current assets at September 30, 2007 and June 30, 2007 were $121,000 and $381,000, respectively, while total current liabilities for such periods were $1,594,000 and $1,589,000, respectively. This created a working capital deficit of $1,473,000 and $1,208,000 at September 30, 2007 and June 30, 2007,
respectively. This working capital deficit is primarily due to short term borrowings from Sands Brothers.

Stockholders' deficit as of September 30, 2007 was $954,000. The $1,463,000 net loss for the three months ended September 30, 2007 was partially offset by the issuance of options ($199,000) and equity ($24,000) for services.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt and customer contracts for research and product development to finance our operations.

Net cash flow used in operating activities was $888,000 for the three months ended September 30, 2007. We were able to satisfy our cash requirements for this period from the proceeds of the convertible secured promissory notes with AirWorks and Hilltop.

We estimate that achievement of our business plan will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to equity funding from the Funding Agreement described below. There are no assurances that these sources of funding will be available to the Company or adequate to meet our cash flow needs.

In June 2007, Kronos entered into a Funding Agreement with a group of lenders providing for a loan, at the discretion of the lenders, in the aggregate amount of up to $18,159,000. At the initial closing, the Company received an initial advance of $4,259,000. During the three months ended September 30, 2007, the Company received an additional $650,466 in funding. After payment in full of the amounts due under an outstanding convertible debenture issued to Cornell Capital Partners and the settlement agreement obligation to HoMedics and the expenses of the transaction, the remainder of $1,069,000 was used for working capital purposes. During the three months ended September 30, 2007, Kronos received additional aggregate advances of $650,466 from AirWorks and Hilltop under the terms of the Funding Agreement and related notes.

The initial new lenders under the Funding Agreement were: (i) AirWorks Funding LLLP, a newly-formed limited partnership; (ii) Critical Capital Growth Fund, L.P. and various Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co. (UK) Ltd. and (iii) RS Properties I LLC, a New York-based private investment company. Subsequently, RS Properties assigned to Hilltop its promissory note in the amount of $6,480,000, together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement.

The loan is secured by all of the Company's assets and is convertible into shares of the Company's common stock at a conversion price of $0.0028 per share, subject to adjustment under certain circumstances. Future installments under the Funding Agreement, up to $13,900,000, may be advanced at the discretion of the lenders, even if not requested by the Company. Under the Funding Agreement and related notes, the Company pays interest on the notes at the rate of 12% per annum. Of the total amount of the initial advance, monthly interest payments commenced on July 1, 2007 on principal of $859,000, which is due and payable on December 31, 2007. Such amount may be converted into Kronos common stock at the option of the holder at the $0.0028 conversion price only if not paid in full by December 31, 2007. With respect to all other loan amounts, interest is paid quarterly starting January 1, 2008 and outstanding principal is due and payable June 19, 2010, unless earlier converted at the option of the lenders. Assuming payment when due of the $859,000, that the maximum loan amount is advanced under the Funding Agreement and related notes and that the lenders convert the entire amount of the loan into Kronos common stock at the noted conversion price, the lenders would own approximately 93.3% of the Company's total equity on a fully diluted, as converted basis.

GOING CONCERN OPINION

The Report of Independent Registered Public Accounting Firm for the years ended June 30, 2007 and 2006 included an explanatory paragraph that stated that we do not have significant cash or other material assets to cover our operating costs. Our ability to obtain additional funding will largely determine our ability to continue in business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At September 30, 2007 and June 30, 2007, we had a working capital deficit of $1,473,000 and $1,208,000, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2007, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise doubt about our ability to continue as a going concern. For the three months ended September 30, 2007 and the fiscal year ended June 30, 2007, we had an operating cash flow deficit of $888,000 and $3,029,000 and a cash balance of $82,000 and $364,000, respectively. Funding may be available to Kronos through AirWorks and Hilltop. However, Kronos has not determined if this funding will be sufficient, because the lenders, at their sole discretion, control the timing of and whether such funding will occur.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net loss of $1,463,000 for the three months ended September 30, 2007 and a net loss of $2,351,000 for the fiscal year ended June 30, 2007. As a result, at September 30, 2007 and June 30, 2007, we had an accumulated deficit of $34,932,000 and $33,469,000, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of debt. We expect that our revenues and cash flows from operations will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos technologies. No assurances can be given that we will be able to successfully commercialize our Kronos technologies or that we will ever be profitable. If we do not achieve profitability we could be forced to curtail or cease our business operations.

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

Our net intangible assets of approximately $1,676,000 as of September 30, 2007 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003 and capitalized legal costs for securing patents. Intangible assets comprise 93% of our total assets as of September 30, 2007. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale Kronos-based products. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

Changes in Internal Controls over Financial Reporting. In connection with the evaluation of the Company's internal controls over financial reporting during the Company's fiscal year ended June 30, 2007, the Company's Principal Executive Officer/Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting during the fourth quarter that have materially affected or is reasonably likely to affect the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2007, we issued 1,470,588 shares of Kronos common stock to Cornell Capital Partners under our Standby Equity Distribution Agreement in payment of a past due commitment fee. We believe the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

  DATED:   November 14, 2007             KRONOS ADVANCED TECHNOLOGIES, INC.

                                By: /s/ DANIEL R. DWIGHT
                                        ----------------------
                                        Daniel R. Dwight
                                        President, Chief Executive Officer and
                                        Chief Financial Officer