Form 10QSB
period 2007-12-31
KRONOS ADVANCED TECHNOLOGIES INC
filed 2008-02-14
CIK 1108248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

[X] Yes [_]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes [X] No

As of February 12, 2008, there were 487,626,791 shares outstanding of the issuer's common stock.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our (unaudited) consolidated financial statements for the six months ended December 31, 2007.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                December 31,
                                                  2007             June 30,
Assets                                         (Unaudited)           2007
                                               -------------   ----------------
Current Assets
 Cash                                          $    211,950    $       363,955
 Accounts Receivable                                 46,403              5,027
 Other Current Assets                                12,138             12,138
                                               -------------   ----------------
  Total Current Assets                              270,491            381,120
                                               -------------   ----------------
Net Property and Equipment                            9,552              6,548

Other Assets
 Intangibles                                      1,719,430          1,723,150
                                               -------------   ----------------
  Total Other Assets                              1,719,430          1,723,150
                                               -------------   ----------------
Total Assets                                   $  1,999,473    $     2,110,818
                                               =============   ================


              Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
 Accounts payable                              $    508,668    $       359,019
 Accrued interest expenses                          298,967             21,303
 Accrued expenses                                    75,390            125,000
 Notes payable, current portion                     859,000            859,000
 Notes payable to directors and
  officers                                          183,941            225,006
                                               -------------   ----------------
  Total Current Liabilities                       1,925,966          1,589,328
                                               -------------   ----------------
Long Term Liabilities
 Notes payable                                    4,298,559          3,600,000
 Discount for Beneficial Conversion
  Feature                                        (2,193,339)        (3,365,845)
                                                ------------   ----------------
  Total Long Term Liabilities                     2,105,220            234,155
                                               -------------   ----------------

     Total Liabilities                            4,031,186          1,823,483
                                               -------------   ----------------
Stockholders' Equity (Deficit) Common
 stock, authorized 500,000,000 shares of
 $0.001 par value; Issued and outstanding -
 487,626,691 and 242,342,803, respectively          487,627            242,343
Capital in excess of par value                   34,420,313         33,513,598
Accumulated deficit                             (36,939,653)       (33,468,606)
                                               -------------   ----------------
  Total Stockholders' Equity (Deficit)           (2,031,713)           287,335
                                               -------------   ----------------
  Total Liabilities and
   Stockholders' Equity (Deficit)              $  1,999,473    $     2,110,818
                                               =============   ================


The accompanying notes are an integral part of these financial statements.


                                                    KRONOS ADVANCED TECHNOLOGIES, INC.
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three months ended December 31,     Six months ended December 31,
                                        -------------------------------     ------------------------------
                                            2007               2006             2007              2006
                                        ------------       ------------     ------------      ------------
                                         (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)

Sales                                   $   294,055        $   102,282      $   319,055       $   121,482

Cost of sales                               143,672             82,036          143,672            91,619
                                        ------------       ------------     ------------      ------------
Gross Profit                                150,383             20,246          175,383            29,863
                                        ------------       ------------     ------------      ------------
Selling, General and Administrative
expenses
  Compensation and benefits (includes
   equity compensation of $397,032 and
   $114,848 for the six months ended
   December 31, 2007 and 2006,
   respectively)                            569,191            375,271        1,117,851           712,992
  Research and development                   13,000              5,389          121,794            34,997
  Professional services                     190,211             82,392          360,162           185,103
  Depreciation and amortization             109,940            118,840          219,335           227,690
  Insurance                                  29,144             29,700           59,534            83,844
  Facilities                                 30,160             25,221           60,321            52,266
  Other selling general and
   administrative expenses                  159,565            180,568          216,020           273,445
                                        ------------       ------------     ------------      ------------
 Selling, General and
  Administrative expenses                 1,101,211            817,381        2,155,017         1,570,337
                                        ------------       ------------     ------------      ------------

Net Operating Loss                         (950,828)          (797,135)      (1,979,634)       (1,540,474)

Accretion of note discount                 (886,847)                 -       (1,172,504)                -
Interest expense                           (169,896)           (74,722)        (318,908)         (173,955)
                                        ------------       ------------     ------------      ------------

Net Loss                                $(2,007,571)       $  (871,857)     $(3,471,046)      $(1,714,429)
                                        ============       ============     ============      ============

Basic and Diluted Loss Per Share        $     (0.01)       $     (0.00)     $     (0.01)      $     (0.01)
                                        ============       ============     ============      ============

Weighted average shares
outstanding                             243,813,291        183,008,781      243,349,768       166,082,956
                                        ============       ============     ============      ============



The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                For the six months ended December 31,
                                                -------------------------------------
                                                      2007                  2006
                                                ---------------       ---------------
                                                 (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss from operations                       $   (3,471,046)       $   (1,714,429)
 Adjustments to reconcile net loss to
 net cash used in operations
  Depreciation and amortization                        219,329               227,690
  Accrued interest converted to notes payable                -               130,476
  Options issued for compensation/services             397,032               114,848
  Accretion of note discount                         1,172,504                     -
 Change In
  Accounts receivable                                  (41,376)              (45,936)
  Prepaid expenses and other assets                          -                (2,743)
  Deferred revenue                                           -               (20,000)
  Accounts payable                                     149,649               189,003
  Accrued expenses and other liabilities               209,032               (37,227)
                                                ---------------       ---------------
    Net cash Used in Operations                     (1,364,876)           (1,158,318)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                    (5,396)               (2,194)
 Investment in patent protection                      (213,212)              (79,725)
                                                ---------------       ---------------
Net cash Used in Investing Activities                 (218,608)              (81,919)
                                                ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                              754,967             1,050,000
 Repayment of short-term borrowings                    (22,048)             (354,237)
 Proceeds from long-term borrowings                  1,430,000                     -
 Retirement and repayment of long term debt           (731,440)                    -
                                                ---------------       ---------------
Net cash Provided by Financing
 Activities                                          1,431,479               695,763
                                                ---------------       ---------------
NET DECREASE IN CASH                                  (152,005)             (544,474)

CASH
 Beginning of period                                   363,955               598,323
                                                ---------------       ---------------
 End of period                                  $      211,950        $       53,849
                                                ===============       ===============
Supplemental disclosure of cash flow
information:

Interest paid in cash                           $       59,573        $      194,000
                                                ===============       ===============
Debt satisfied with stock                       $      731,440        $            -
                                                ===============       ===============



The accompanying notes are an integral part of these financial statements.

                       KRONOS ADVANCED TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Kronos Advanced Technologies, Inc. ("Kronos" or the "Company") is a Nevada corporation. The Company's shares began trading on the over-the-counter bulletin board exchange on August 28, 1996 under the symbol "TSET." Effective January 12, 2002, the Company began doing business as Kronos Advanced Technologies, Inc. and, as of January 18, 2002, it changed the Company ticker symbol to "KNOS." On December 31, 2007, AirWorks Funding LLLP ("AirWorks") and Hilltop Holding Company, LP ("Hilltop") converted $731,440 of their Secured Convertible Promissory Notes into 243,813,400 shares of Kronos common stock resulting in a change of control of Kronos (refer to Note 9 - Commitments and Contingencies).

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Kronos have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2008.

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

NOTE 3 - REALIZATION OF ASSETS AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the year ended June 30, 2007. In addition, the Company has used more cash than that provided from cash in its operations. The Company is currently using its resources to commercialize its technology and develop viable commercial products, and to provide for its working capital needs.

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

Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

Retailer. In October 2007, Kronos executed a Letter of Intent for the development, manufacture and sale of air purification devices based upon Kronos' proprietary air movement and purification technology with a leading national retailer. It is expected that Kronos and the retailer would enter into a definitive purchase and supply agreement providing for the exclusive sale of private label residential standalone air purifiers through the retailer's distribution channels. Actual purchases of the products are dependent on the successful development of the product, the negotiation of a definitive purchase and supply agreement incorporating the terms of the letter of intent, other usual and customary terms and the retailers' discretion. Under the terms of the Letter of Intent, the retailer has paid Kronos $250,000 towards the development costs of the new products and will contribute marketing resources to assist in the product development process. The intent of the parties is for Kronos to lead and manage all development, production and manufacturing activities for the Kronos air purifier and for the retailer to actively market the Kronos air purifier through their distribution channels. In December 2007, Kronos completed design and developed of an Alpha Prototype for the customer. In January 2008, the parties initiated negotiations of a definitive Product Development and Purchase Agreement. During the six months ended December 31, 2007, Kronos received $250,000 in product development fees.

EOL. In December 2005, Kronos executed a non-exclusive License Agreement with EOL LLC, a Russian Federation corporation ("EOL"), based in Korolev, Moscow Region. EOL is leveraging the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices in select Commonwealth of Independent States. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL is providing Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. The initial medical products are currently being marketed in Russia and Ukraine and marketing plans are being put in place in, Kazakhstan, Moldova and Byelorussia. During the fiscal year ended June 30, 2007, Kronos earned $104,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL. During the six months ended December 31, 2007, Kronos earned $35,000 in licensing fees.

Global Appliance Manufacturers. In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. This next generation range hood device represented the culmination of more than twelve months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006. In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer. In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation. In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos. During the fiscal year ended June 30, 2007, Kronos earned $37,000 in revenue from the development of prototype devices for the residential range hood market place. In October 2007, Kronos shipped the additional prototypes to the customer for testing and evaluation. During the six months ended December 31, 2007, Kronos earned $34,000 in product development fees.

DESA. In June 2006, the Company executed its first license for embedded applications of Kronos technology with DESA LLC ("DESA"). The agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos. In January 2007, DESA committed additional funds for Kronos' exploration of a second Kronos-based product application. By May 2007, various prototype configurations for each of the two product applications were under test and evaluation by Kronos and DESA. During the six months ended December 31, 2007, Kronos and DESA developed a plan for product commercialization, which the Company has not begun implementing pending the prioritization of resources.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method. The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 fiscal year end.

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and its subsidiary for the periods in which the subsidiary was owned by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At December 31, 2007, we had only one subsidiary, Kronos Air Technologies, Inc.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At December 31, 2007 the cash balances held at financial institutions were in excess of federally insured limits.

Accounts Receivable. The Company provides an allowance for potential losses, if necessary, on trade accounts receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at December 31, 2007 and June 30, 2007. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.

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

Intangibles. The Company uses assumptions in establishing the carrying value, fair value and estimated lives of the Company's long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, the strategic significance of any identifiable intangible asset in its business objectives, as well as the market capitalization of the Company. Cash flow projections used for recoverability and impairment analysis use the same key assumptions and are consistent with projections used for internal budgeting, and for lenders and other third parties. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on the Company's estimate of the period that the assets will generate revenues or otherwise be used by Kronos. Factors that would influence the likelihood of a material change in the Company's reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in the Company's strategic business objectives, and utilization of the asset. The Company capitalizes to Intangibles the legal cost and filings fees for securing patents for the Company's proprietary technology.

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, Business Combinations. This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) the formation of a joint venture, (b) the acquisition of an asset or a group of assets that does not constitute a business, (c) a combination between entities or businesses under common control, or (d) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued FASB Statement No. 160 - "Noncontrolling Interests in Consolidated Financial Statements" - an amendment of ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial statements, before the amendments made by this statement, and any other applicable standards, until the Board issues interpretative guidance. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) the ownership interests in subsidiaries held by parties other than he parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this statement requires that they be accounted for similarly, as equity transactions,
(d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This statement shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this statement will have no impact on the financial statements of the Company once adopted. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 5 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at December 31, 2007 and June 30, 2007 are as follows:

                                         December 31, 2007
                                            (unaudited)         June 30, 2007
                                         ---------------       ---------------
Benefit from carryforward of capital
and net operating losses                 $ (9,284,000)        $   (7,698,000)

Other temporary differences                  (157,000)              (157,000)

Options issued for services                  (143,000)              (551,000)
Less:
  Valuation allowance                       9,584,000               8,406,000
                                         ---------------       ---------------
  Net deferred tax asset                 $            -        $            -
                                         ===============       ===============


The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                         December 31, 2007
                                             (Unaudited)                           June 30,2007
                                 ------------------------------------  ----------------------------------------
                                                             % of                                  % of
                                       Amount            Pre-Tax Loss         Amount            Pre-Tax Loss
                                 ---------------         ------------     --------------        ------------
Benefit for income tax at:
Federal statutory rate           $     (683,000)           (34.0)%      $      (799,000)           (34.0)%
State statutory rate                    (40,000)            (2.0)%              (47,000)            (2.0)%
Non-deductible expenses                  48,000              2.4 %               24,000              1.0 %
Increase in valuation allowance         675,000             33.6 %              822,000             35.0 %
                                 ------------------------------------  -----------------------------------------
                                 $           -               0.0 %      $            -               0.0 %
                                 ====================================  =========================================


The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At December 31, 2007, the Company has approximately $21.4 million of unused Federal net operating losses, $2.3 million of capital losses and $17.2 million of state net operating losses available for carryforward to future years. As a result of the conversion of certain of the Secured Convertible Promissory Notes in December 2007, the Company has had a "change of ownership" as defined under section 382 of the Internal Revenue Code. Due to this change of ownership, the Company's net operating losses, as of the date of change, are subject to an annual limitation. This limitation is equal to the value of the Company's stock at the date of change, multiplied by an interest factor (approximately 4.5%). Any losses incurred after the date of change are not subject to limitation.

NOTE 6 - SEGMENTS OF BUSINESS

The Company has only one reportable segment, which consists of developing, licensing, manufacturing and distributing air movement and purification devices utilizing the Kronos technology. For the six months ended December 31, 2007 and the fiscal year ended June 30, 2007 the Company operated only in the U.S.

NOTE 7 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 243,813,291 and 166,082,956 for the six months ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, there were outstanding options to purchase 90,259,775 shares of the Company's common stock and outstanding warrants to purchase 15,792,342 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of December 31, 2006, there were outstanding options to purchase 24,144,928 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

The Company had the following obligations as of as of December 31, 2007 and June 30, 2007:

                                             December 31, 2007
                                                 (Unaudited)     June 30, 2007
                                              ----------------  ---------------
Obligations to AirWorks Funding LLLP (1)      $     3,051,135   $     2,480,000
Obligations to Hilltop Holding Company, LP (1)      1,047,424           920,000
Discount for beneficial conversion feature (2)     (2,193,339)       (3,365,845)
Obligations to Sands Brothers (3)                     859,000           859,000
Obligations to Gumbinner and Sun (4)                  200,000           200,000
Obligation to current employees (5)                   183,941           202,307
                                                --------------  ---------------
                                                    3,148,161         1,295,462
Less: Current portion                               1,042,941         1,061,307
                                              ----------------  ---------------
Total long term obligations, net of
     current portion                          $     2,105,220   $      234,155
                                              ================  ===============

(1) These notes bear interest at the rate of 12%, are secured by the assets of the Company and are convertible into shares of Kronos common stock at $0.003 or are payable in full on June 19, 2010.
(2) Under GAAP, the Company recorded a discount for the beneficial conversion feature ("BCF") on the initial amount of the convertible debt issued to AirWorks and Hilltop. Kronos did not recognize a BCF discount for any additional amounts of the notes to AirWorks and Hilltop because the AirWorks and Hilltop conversion feature was capped. The amount of BCF discount was calculated using the Black-Scholes model. Because the maximum value of the BCF discount can not exceed the full value of the issued debt, the Company recorded the discount at the full value of the initial debt of $3,400,000. The Company is amortizing the BCF discount over the three year life of the debt. For the six months ended December 31, 2007, the Company recorded a BCF discount amortization of $1,172,504.
(3) These notes bear interest at the rate of 12%, are secured by the assets of the Company and are payable in full on February 28, 2008.
(4) These notes bear interest at the rate of 12%, are secured by the assets of the Company and are convertible into shares of Kronos common stock at $0.003 or are payable in full on June 19, 2010. Kronos has not recognized a BCF discount on these notes because they are not convertible into Kronos common stock until the occurrence of future events outside the control of the note holders.
(5) These notes bear interest at the rate of 12%. They represent obligations to current employees of the Company, which are currently due in full.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In June 2007, Kronos entered into a Funding Agreement with a group of lenders providing for a loan, at the discretion of the lenders, in the aggregate amount of up to $18,159,000. At the initial closing, the Company received an initial advance of $4,259,000. After payment in full of the amounts due under a convertible debenture issued to Cornell Capital Partners and the settlement agreement obligation to HoMedics and payment of the expenses of the transaction, the remainder of $1,069,000 was used for working capital purposes. The initial new lenders were: (i) AirWorks Funding LLLP, a newly-formed limited partnership;
(ii) Critical Capital Growth Fund, L.P. and various Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co. (UK) Ltd. and (iii) RS Properties I LLC, a New York-based private investment company. RS Properties assigned to Hilltop Holding Company, LP, a Delaware limited partnership, ("Hilltop") its promissory note together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement. During the six months ended December 31, 2007, the Company received an additional $1,430,000 in funding under the terms of the Funding Agreement and related notes.

The loan is secured by all of the Company's assets and is convertible into shares of the Company's common stock at a conversion price of $0.003 per share, subject to adjustment under certain circumstances. Future installments under the Funding Agreement, up to $12,470,000, may be advanced at the discretion of the lenders, even if not requested by the Company. Under the Funding Agreement and related notes, the Company pays interest on the notes at the rate of 12% per annum. Of the total amount of the initial advance, monthly interest payments commence on July 1, 2007 on $859,000, which was initially due and payable on December 31, 2007. In December 2007, Critical Capital and Sands Brothers agreed to extend the maturity date of their note until February 28, 2008. The outstanding amounts under this note may be converted into Kronos common stock at the option of the holder at the $0.003 conversion price only if not paid in full by February 28, 2008. With respect to all other loan amounts, interest is paid quarterly starting January 1, 2008 and outstanding principal is due and payable June 19, 2010, unless earlier converted at the option of the lenders. Assuming the payment when due of the $859,000, the maximum loan amount is advanced under the Funding Agreement and related notes and the lenders convert the entire amount of the loan into Kronos common stock at the noted conversion price, the lenders would own approximately 93.3% of the Company's total equity on a fully diluted, as converted basis. In December 2007, AirWorks and Hilltop converted $731,440 of their Secured Convertible Promissory Notes into 243,813,400 shares of Kronos common stock resulting in a change of control of Kronos.

Daniel R. Dwight, President and Chief Executive Officer, and the Company entered into an employment agreement effective as of November 15, 2001. The initial term of Mr. Dwight's employment agreement was for two years and will automatically renew for successive one year terms unless Kronos or Mr. Dwight provide the other party with written notice within three months of the end of the initial term or any subsequent renewal term. Mr. Dwight's employment agreement was last renewed on August 15, 2007. In April 2006, the Board of Directors increased Mr. Dwight's base cash compensation to $225,000 per year effective April 15, 2006. Mr. Dwight is eligible for annual incentive bonus compensation in an amount equal to Mr. Dwight's annual salary based on the achievement of certain bonus objectives. In addition, Kronos granted Mr. Dwight 1,000,000 immediately vested and exercisable, ten-year stock options at various exercise prices. Mr. Dwight is entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

Richard F. Tusing, Chief Operating Officer, and the Company entered into an employment agreement effective as of January 1, 2003. The initial term of Mr. Tusing's employment agreement was for two years and will automatically renew for successive one year terms unless Kronos or Mr. Tusing provide the other party with written notice within three months of the end of the initial term or any subsequent renewal term. Mr. Tusing's employment agreement was last renewed on November 1, 2007. Mr. Tusing's employment agreement provides for base cash compensation of $160,000 per year. Mr. Tusing will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

In October 2006, Thompson E. Fehr filed a complaint in the Second Judicial District Court of Weber County in the state of Utah against Kronos with respect to prior services rendered to High Voltage Integrated, Inc. totaling $47,130, excluding claims for damages and legal costs. The Company is rigorously defending itself. As the Company believes this complaint is without merit, the Company believes a financial loss is remote and therefore has not recorded a contingent liability for this matter in its financial statements.

In March 2007, Allstate Insurance Company, as subrogee of David Buell, filed a complaint in the Circuit Court for the County of Oakland in the state of Michigan against HoMedics, Inc. and Kronos with respect to damages related to a fire in the home of Mr. Buell which resulted in $244,155 in damages. In May, 2007 the case was transferred to United States District Court, in the Eastern District of Michigan. In December 2007, all the parties agreed to full resolution of this matter without any admission of liability by Kronos and without any payments by Kronos. Kronos obtained a full release from Allstate. In January 2008, the District Court dismissed the case as to Kronos with prejudice.

NOTE 10 - SUBSEQUENT EVENTS

In January 2008, we received an additional advance of $475,000 from AirWorks and Hilltop under the terms of the Funding Agreement and related notes.

In January 2008, we received an additional advance of $300,000 from AirWorks under the terms of the Funding Agreement, related notes and a supplemental bridge financing letter, pursuant to which Kronos is obligated to repay the applicable amounts to AirWorks, at their sole discretion, from the proceeds of a customer transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTORY STATEMENTS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS:(A) OUR PROJECTED SALES AND PROFITABILITY, (B) OUR GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN OUR INDUSTRY, (D) OUR FUTURE FINANCING PLANS, (E) OUR ANTICIPATED NEEDS FOR WORKING CAPITAL, AND (F) THE BENEFITS RELATED TO OUR OWNERSHIP OF KRONOS AIR TECHNOLOGIES, INC. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, THE RISKS OUTLINED UNDER "FACTORS AFFECTING KRONOS' BUSINESS AND PROSPECTS" AND MATTERS DESCRIBED IN THIS REPORT GENERALLY. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT WILL IN FACT OCCUR. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

GENERAL

Kronos is a product development and production company that continues to develop and patent technology that, among other things, fundamentally changes the way air is moved, filtered and sterilized. Kronos is pursuing commercialization of its proprietary technology in a limited number of markets; and if we are successful and funds are available, we intend to enter additional markets in the future. The Company currently has thirteen U.S. patents and six international patents. To date, our ability to execute our strategy has been restricted by our limited amount of capital.

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

                               Standalone Platform

Residential Products. In October 2007, Kronos executed a Letter of Intent for the development, manufacture and sale of air purification devices based upon Kronos' proprietary air movement and purification technology with a leading national retailer. It is expected that Kronos and the retailer would enter into a definitive purchase and supply agreement providing for the exclusive sale of private label residential standalone air purifiers through the retailer's distribution channels. Actual purchases of the products are dependent on the successful development of the product, the negotiation of a definitive purchase and supply agreement incorporating the terms of the letter of intent, other usual and customary terms and the retailers' discretion. Under the terms of the Letter of Intent, the retailer has paid Kronos $250,000 towards the development costs of the new products and will contribute marketing resources to assist in the product development process. The intent of the parties is for Kronos to lead and manage all development, production and manufacturing activities for the Kronos air purifier and for the retailer to actively market the Kronos air purifier through their distribution channels. In December 2007, Kronos completed design and developed of an Alpha Prototype for the customer. In January 2008, the parties initiated negotiations of a definitive Product Development and Purchase Agreement. During the six months ended December 31, 2007, Kronos earned $250,000 in product development fees.

Medical Products. In December 2005, the Company executed a non-exclusive license agreement with EOL LLC, a Russian Federation company ("EOL"), for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States. The initial medical products are currently being marketed in Russia and Ukraine and marketing plans are being implanted in, Kazakhstan, Moldova and Byelorussia. In November 2006, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate for the product that designates the product for medical use. During the fiscal year ended June 30, 2007, Kronos earned $104,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL. During the six months ended December 31, 2007, Kronos earned $35,000 in revenue from licensing fees.

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

The Company is in discussions to enter the U.S. medical market with one or more medical products distribution companies.

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

                                Embedded Platform

Residential Products. In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. This next generation range hood device represented the culmination of more than twelve months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006. In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer. In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation. In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos. During the year ended June 30, 2007, Kronos earned $37,000 in revenue from the development of prototype devices for the residential range hood market place. In October 2007, Kronos shipped the additional prototypes to the customer for testing and evaluation. During the six months ended December 31, 2007, Kronos earned $34,000 in product development fees.

Commercial Products. In June 2006, the Company executed its first license for embedded applications of Kronos technology with DESA LLC ("DESA"). The agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos. In January 2007, DESA committed additional funds for Kronos exploration of a second Kronos-based product application. By May 2007, various prototype configurations for each of the two product applications were under test and evaluation by Kronos and DESA. During the six months ended December 31, 2007, Kronos and DESA developed a plan for product commercialization. During the six months ended December 31, 2007, Kronos and DESA developed a plan for product commercialization, which the Company has not begun implementing pending the prioritization of resources.

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

Thermal management for microelectronics and MEMS systems is a challenge. Existing cooling devices aren't meeting increasing needs for energy consumption and heat dissipation. Kronos air handling technology is an emerging technology that uses an electric field to exert force on ionized gas. Kronos is attempting to develop an improved microchip air handling system that is smaller in size, has high speed airflow, allows more targeted delivery of cooling to areas of highest heat and is compatible with current processes. Patents and Intellectual Property

Kronos currently has thirteen registered patents with the United States Patent and Trademark Office and six international patents. These patents are considered utility patents which describe fundamental innovations in the generation, management and control of electrostatic fluids, including air movement, filtration and purification. Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products. The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.

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
2003                              Accelerator           producing ion discharge to
                                                        create air movement and
                                                        base level filtration

                              International Patents

Kronos has received formal notification from the Canadian Intellectual Property Office, the Mexican Institute of Industrial Property, Commonwealth of Australia Patent Office, the Intellectual Property Office of New Zealand and the Ukrainian Patent Office indicating that one or more patents have been examined and allowed for issuance as patents. There are a number of other patent applications corresponding to Kronos' thirteen U.S. Patents that have been filed and are pending outside of the United States.

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

RESULTS OF OPERATIONS

Consolidated Statement of Operations For the Quarter Ended December 31, 2007 Compared with the Quarter Ended December 31, 2006.

Our net losses for each of the six months ended December 31, 2007 and 2006 were $3,471,000 and $1,714,000, respectively. The $1,757,000, or 103%, increase in the net loss for the six months ended December 31, 2007, as compared to the prior year was principally the result of a $1,173,000 in accretion of note discount, a $585,000, or 37%, increase in operating costs to $2,155,000, and $145,000, or 83%, increase in interest expense, partially offset by a $146,000, or 487%, increase in gross profit to $175,000.

Revenue. Revenues are generated through sales of services for design and development of Kronos devices at Kronos Air Technologies, Inc. Revenues for the six months ended December 31, 2007 were $319,000 compared with $121,000 for the comparable period in the prior year, an increase of $198,000, or 164%. Revenues for the six months ended December 31, 2007 were from our agreements with a national retailer, global consumer products company and EOL. In comparison, revenues for the six months ended December 31, 2006 were from our agreements with EOL, GE and DESA.

Cost of Sales. Cost of sales for the six months ended December 31, 2007 was $144,000 compared with $92,000 for the prior year, and increase of $52,000, or 57%. Cost of sales for the six months ended December 31, 2007 were primarily product development costs associated with our national retailer and global consumer products company agreements. In comparison, cost of goods sold for the six months ended December 31, 2006 were primarily product development costs associated with our EOL, GE and DESA agreements.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the six months December 31, 2007 increased $585,000, or 37%, from the corresponding period of the prior year to $2,155,000. The increase was principally the result of a $405,000 increase in compensation and benefits primarily as a result of an increase in the expense of amortizing stock options that vested during the 2007 period and a $175,000, or 95%, increase in professional services as a result of an increase in advisory services from our majority shareholder and legal expenses.

Accretion of note discount. Accretion of note discount for the six months ended December 31, 2007 of $1,173,000 represented the amortization of the beneficial conversion feature of the AirWorks and Hilltop promissory notes.

Interest expense. Interest expenses for the six months ended December 31, 2007 was $319,000 compared to $174,000 for the corresponding period of the prior year. The $145,000, or 83%, increase in interest expense for the six months December 31, 2007, as compared to the prior year, was principally the result of the interest on promissory notes payable to AirWorks, Hilltop, Sands and Critical Capital.

Consolidated Balance Sheet as of December 31, 2007 Compared with June 30, 2007

Our total assets at December 31, 2007 were $1,999,000 compared with $2,111,000 at June 30, 2007. Total assets at December 31, 2007 and June 30, 2007 were comprised primarily of $1,719,000 and $1,723,000, respectively, of patents/intellectual property and $212,000 and $364,000, respectively, of cash. Total current assets at December 31, 2007 and June 30, 2007 were $270,000 and $381,000, respectively, while total current liabilities for such periods were $1,926,000 and $1,589,000, respectively. This created a working capital deficit of $1,656,000 and $1,208,000 at December 31, 2007 and June 30, 2007,
respectively. This working capital deficit is primarily due to short term borrowings from Sands Brothers.

Stockholders' deficit as of December 31, 2007 was $2,032,000. The $3,471,000 net loss for the six months ended December 31, 2007 was partially offset by the issuance of equity from the conversion of promissory notes into stock ($731,000), the issuance of stock options for services ($397,000), and the issuance of stock for services ($24,000).

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt and customer contracts for research and product development to finance our operations.

Net cash flow used in operating activities was $1,365,000 for the six months ended December 31, 2007. We were able to satisfy our cash requirements for this period from the proceeds of the convertible secured promissory notes with AirWorks and Hilltop and customer revenue from product development and licensing fees.

We estimate that achievement of our business plan will require substantial additional funding. We anticipate that the source of funding will be obtained pursuant to equity funding from the Funding Agreement described below. There are no assurances that these sources of funding will be available to the Company or adequate to meet our cash flow needs.

In June 2007, Kronos entered into a Funding Agreement with a group of lenders providing for a loan, at the discretion of the lenders, in the aggregate amount of up to $18,159,000. At the initial closing, the Company received an initial advance of $4,259,000. After payment in full of the amounts due under an outstanding convertible debenture issued to Cornell Capital Partners and the settlement agreement obligation to HoMedics and the expenses of the transaction, the remainder of $1,069,000 was used for working capital purposes. The initial new lenders under the Funding Agreement were: (i) AirWorks Funding LLLP, a newly-formed limited partnership; (ii) Critical Capital Growth Fund, L.P. and various Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co. (UK) Ltd. and (iii) RS Properties I LLC, a New York-based private investment company. Subsequently, RS Properties assigned to Hilltop its promissory note in the amount of $6,480,000, together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement. During the six months ended December 31, 2007, the Company received an additional $1,430,000 in funding under the terms of the Funding Agreement and related notes. In January 2008, we received an additional advance of $475,000 from AirWorks and Hilltop under the terms of the Funding Agreement and related notes and an additional advance of $300,000 from AirWorks under the terms of the Funding Agreement, related notes and a supplemental bridge financing letter, pursuant to which Kronos is obligated to repay the applicable amounts to AirWorks, at their sole discretion, from the proceeds of a customer transaction.

The loan is secured by all of the Company's assets and is convertible into shares of the Company's common stock at a conversion price of $0.003 per share, subject to adjustment under certain circumstances. Future installments under the Funding Agreement, up to $12,470,000, may be advanced at the discretion of the lenders, even if not requested by the Company. Under the Funding Agreement and related notes, the Company pays interest on the notes at the rate of 12% per annum. Of the total amount of the initial advance, monthly interest payments commenced on July 1, 2007 on principal of $859,000, which was initially due and payable on December 31, 2007. In December 2007, Critical Capital and Sands Brothers agreed to extend the maturity date until February 28, 2008. The outstanding amounts may be converted into Kronos common stock at the option of the holder at the $0.003 conversion price only if not paid in full by February 28, 2008. With respect to all other loan amounts, interest is paid quarterly starting January 1, 2008 and outstanding principal is due and payable June 19, 2010, unless earlier converted at the option of the lenders. Assuming payment when due of the $859,000, that the maximum loan amount is advanced under the Funding Agreement and related notes and that the lenders convert the entire amount of the loan into Kronos common stock at the noted conversion price, the lenders would own approximately 93.3% of the Company's total equity on a fully diluted, as converted basis. In December 2007, AirWorks and Hilltop converted $731,440 of their Secured Convertible Promissory Notes into 243,813,400 shares of Kronos common stock resulting in a change in control of Kronos.

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

At December 31, 2007 and June 30, 2007, we had a working capital deficit of $1,656,000 and $1,208,000, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2007, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise doubt about our ability to continue as a going concern. For the six months ended December 31, 2007 and the fiscal year ended June 30, 2007, we had an operating cash flow deficit of $1,365,000 and $3,029,000 and a cash balance of $212,000 and $364,000, respectively. Funding may be available to Kronos through AirWorks and Hilltop. However, Kronos has not determined if this funding will be sufficient, because the lenders, at their sole discretion, control the timing of and whether such funding will occur.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish any history of profitable operations. We incurred a net loss of $3,471,000 for the six months ended December 31, 2007 and a net loss of $2,351,000 for the fiscal year ended June 30, 2007. As a result, at December 31, 2007 and June 30, 2007, we had an accumulated deficit of $36,940,000 and $33,469,000, respectively. Our revenues and cash flows from operations have not been sufficient to sustain our operations. We have sustained our operations through the issuance of our common stock and the incurrence of debt. We expect that our revenues and cash flows from operations will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Kronos technologies. No assurances can be given that we will be able to successfully commercialize our Kronos technologies or that we will ever be profitable. If we do not achieve profitability we could be forced to curtail or cease our business operations.

Existing stockholders will experience significant dilution from our sale of shares under any equity financing.

The sale of shares pursuant to the conversion of the AirWorks and Hilltop Secured Convertible Promissory Note, the exercise of stock options and warrants or any other future equity financing transaction will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In December 2007, AirWorks and Hilltop converted $731,440 of their Secured Convertible Promissory Notes into 243,813,400 shares of Kronos common stock resulting in a change in control of Kronos and dilution to the Company's existing stockholders.

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

Our net intangible assets of approximately $1,719,000 as of December 31, 2007 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003 and capitalized legal costs for securing patents. Intangible assets comprise 86% of our total assets as of December 31, 2007. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale Kronos-based products. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

Our common stock is deemed to be "Penny Stock," subject to special requirements and conditions and may not be a suitable investment.

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks: (i) With a price of less than $5.00 per share; (ii) That are not traded on a "recognized" national exchange; or (iii) In issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

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

In October 2006, Thompson E. Fehr filed a complaint in the Second Judical District Court of Weber County in the state of Utah against Kronos with respect to prior services rendered to High Voltage Integrated, Inc. totaling $47,130 excluding claims for damages and legal costs. The Company is rigorously defending itself. As the Company believes this complaint is without merit, the Company believes a financial loss is remote and therefore has not recorded a contingent liability for this matter in its financial statements.

In March 2007, Allstate Insurance Company, as subrogee of David Buell, filed a complaint in the Circuit Court for the County of Oakland in the state of Michigan against HoMedics, Inc. and Kronos with respect to damages related to a fire in the home of Mr. Buell which resulted in $244,155 in damages. In May, 2007 the case was transferred to United States District Court, in the Eastern District of Michigan. In December 2007, all the parties agreed to full resolution of this matter without any admission of liability by Kronos and without any payments by Kronos. Kronos obtained a full release from Allstate. In January 2008, the District Court dismissed the case as to Kronos with prejudice.

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

In December 2007, we issued 243,813,400 shares of Kronos common stock to AirWorks and Hilltop who converted $731,440 under their Secured Convertible Promissory Notes. We believe the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 14, 2007, the Company's Board of Directors approved a reincorporation and recapitalization of the Company which will include (1) the Company being reincorporated in the State of Delaware via a reincorporation merger with a newly created subsidiary of the Company, (2) increasing the authorized share capital of the Company to 500,000,000,000 shares of common stock and 100,000,000 shares of preferred stock and (3) making certain other changes to the organizational documents of the Company. Effective December 31, 2007, and following the conversion of a portion of the AirWorks and Hilltop notes, a majority of the stockholders of the Company approved the reincorporation/ recapitalization by written consent. Prior to the effectiveness of the reincorporation/recapitalization, the Company will be distributing an information statement to its stockholders in accordance with Schedule 14C of the Securities and Exchange Act of 1934, as amended. Such information statement will include additional details regarding the reincorporation and recapitalization.

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

     3.1             Articles of Incorporation                   Incorporated by reference to
                                                                 Exhibit 3.1 to the Registration
                                                                 Statement

     3.2             Bylaws                                      Incorporated by reference to
                                                                 Exhibit 3.2 to the Registration
                                                                 Statement

     10.1            Amendment No.1 to Kronos Advanced           Incorporated by reference to
                     Technologies, Inc. Secured Convertible      Exhibit 10.1 to the Registrant's Form
                     Promissory Note with Sands, et. al.         8-K filed on January 7, 2008
                     dated December 31, 2007


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

DATED:   February 14, 2008             KRONOS ADVANCED TECHNOLOGIES, INC.

                              By: /s/ DANIEL R. DWIGHT
                                      --------------------------------------
                                      Daniel R. Dwight
                                      President, Chief Executive Officer and
                                      Chief Financial Officer