Form 10QSB
period 2008-03-31
KRONOS ADVANCED TECHNOLOGIES INC
filed 2008-05-15
CIK 1108248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ __, ____ to _____________ __, ____

Commission File Number: 000-30191

KRONOS ADVANCED TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0440410 (I.R.S. Employer Identification No.)

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

[X] Yes [_] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes [X] No

As of May 12, 2008, there were 487,626,791 shares outstanding of the issuer's common stock.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our (unaudited) consolidated financial statements for the nine months ended March 31, 2008.

KRONOS ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	June 30,
	(Unaudited)	2007
Assets

Current Assets
Cash	$3,579,377	$363,955
Accounts Receivable	10,000	5,027
Other Current Assets	12,138	12,138
Total Current Assets	3,601,515	381,120
Net Property and Equipment	8,083	6,548

Intangibles	1,450,433	1,723,150
Total Assets	$5,060,031	$2,110,818

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$277,894	$359,019
Accrued interest expenses	423,802	21,303
Accrued expenses	83,893	125,000
Deferred revenue	230,769	-
Notes payable, current portion	1,487,000	859,000
Notes payable to directors and officers	171,981	225,006
Total Current Liabilities	2,675,339	1,589,328

Long Term Liabilities
Notes payable	4,773,559	3,600,000
Discount for Beneficial Conversion Feature	(3,774,760)	(3,365,845)
Total Long Term Liabilities	998,799	234,155

Total Liabilities	3,674,138	1,823,483

Stockholders' Equity
(Common stock, authorized 500,000,000 shares of $0.001 par value; Issued and outstanding - 487,626,691 and 242,342,803, respectively)	487,627	242,343
Capital in excess of par value	36,705,794	33,513,598
Accumulated deficit	(35,807,528)	(33,468,606)
Total Stockholders' Equity	1,385,893	287,335
Total Liabilities and Stockholders' Equity	$5,060,031	$2,110,818

The accompanying notes are an integral part of these financial statements.

KRONOS ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$3,279,231	$34,902	$3,598,286	$156,384
Cost of revenues	257,797	1,754	401,469	93,373
Gross Profit	3,021,433	33,138	3,196,817	63,011

Selling, General and Administrative expenses
Compensation and benefits	588,135	379,314	1,705,987	1,092,306
(includes equity compensation of $541,444 and $148,394 for the nine months ended March 31, 2008 and 2007, respectively)
Research and development	106,654	3,104	228,447	38,101
Professional services	191,905	79,380	552,066	264,483
Depreciation and amortization	109,940	108,632	329,274	336,322
Insurance	63,157	18,272	122,691	112,819
Facilities	30,160	28,975	90,481	70,538
Other	95,993	114,410	312,013	387,855
Selling, General and Administrative expenses	1,185,944	732,086	3,340,959	2,302,423

Net Operating Gain (Loss)	1,835,490	(698,938)	(144,142)	(2,239,412)

Accreation of Note	(523,581)	-	(1,696,085)	-

Interest Expense	(179,784)	(87,981)	(498,694)	(261,936)

Net Gain (Loss)	$1,132,125	$(786,919)	$(2,338,921)	$(2,501,349)

Net Gain (Loss) Per Share
- Basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding
- Basic and diluted	487,626,691	226,619,118	325,658,791	185,967,097

The accompanying notes are an integral part of these financial statements.

KRONOS ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(2,338,921)	$(2,501,349)
Adjustments to reconcile net loss to net cash used in operations:
Accreation of note discount	1,696,084	-
Stock options granted for compensation/services	577,513	240,942
Depreciation and amortization	329,274	336,322
Change provided (used) in:
Accounts receivable	(4,973)	9,067
Prepaid expenses and other assets	-	26,232
Transfer of patents	257,797	-
Deferred revenue	230,769	(20,000)
Accounts payable	(81,125)	240,515
Accrued expenses and other liabilities	344,100	108,205
Net cash Provided (Used) in Operations	1,010,518	(1,560,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases on property & equipment	(5,396)	(2,194)
Investment in patent protection	(310,488)	(83,087)
Net cash Used in Investing Activities	(315,884)	(85,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	754,967	1,379,938
Proceeds from short-term borrowings	628,000	-
Repayments of short-term borrowings	(35,739)	130,476
Proceeds from long-term borrowings	1,905,000	(438,237)
Repayments of long term debt	(731,440)	-
Net cash Provided by Financing Activities	2,520,788	1,072,217

NET INCREASE (DECREASE) IN CASH	3,215,422	(573,170)

CASH
Beginning of period	363,954	598,323
End of period	$3,579,376	$25,153

Supplemental schedule of non-cash investing and financing activities:
Interest paid in cash	$59,573	$194,000
Accounts payable/accrued expenses converted to notes payable	$731,440	$130,476

The accompanying notes are an integral part of these financial statements.

KRONOS ADVANCED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Kronos Advanced Technologies, Inc. ("Kronos" or the "Company") is a Nevada corporation. The Company's shares began trading on the over-the-counter bulletin board exchange on August 28, 1996 under the symbol "TSET." Effective January 12, 2002, the Company began doing business as Kronos Advanced Technologies, Inc. and, as of January 18, 2002, it changed the Company ticker symbol to "KNOS." On March 31, 2008, AirWorks Funding LLLP ("AirWorks") and Hilltop Holding Company, LP ("Hilltop") converted $731,440 of their Secured Convertible Promissory Notes into 243,813,400 shares of Kronos common stock resulting in a change of control of Kronos (refer to Note 9 - Commitments and Contingencies).

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Kronos have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2008.

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

NOTE 3 - REALIZATION OF ASSETS AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations in recent years, and such losses have continued through the year ended June 30, 2007. Prior to the nine months ended March 31, 2008, the Company had used more cash than that provided from cash in its operations. The Company is currently using its resources to commercialize its technology and develop viable commercial products, and to provide for its working capital needs.

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

Management has taken the following steps with respect to its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

Tessera. In March 2008, Kronos executed an Intellectual Property Transfer and License Agreement with Tessera Technologies, Inc. (“Tessera”) for the transfer and license of certain intellectual property (“IP”) rights related to Kronos proprietary technologies to Tessera.  Kronos received $3.5 million from Tessera in exchange for the transfer of select Kronos patents covering micro-cooling applications and for an exclusive license to the Kronos technology for ionic micro-cooling of integrated circuit devices or discrete electrical components. Kronos retained the rights to use these patents for all applications outside of the field of micro-cooling. Tessera further has the right to acquire additional Kronos IP relating to micro-cooling applications for four quarterly payments of $0.5 million each beginning in July 1, 2008.

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

Retailer. In October 2007, Kronos executed a Letter of Intent for the development, manufacture and sale of air purification devices based upon Kronos' proprietary air movement and purification technology with a leading national retailer. It is expected that Kronos and the retailer would enter into a definitive purchase and supply agreement providing for the exclusive sale of private label residential standalone air purifiers through the retailer's distribution channels. Actual purchases of the products are dependent on the successful development of the product, the negotiation of a definitive purchase and supply agreement incorporating the terms of the letter of intent, other usual and customary terms and the retailers' discretion. Under the terms of the Letter of Intent, the retailer has paid Kronos $250,000 towards the development costs of the new products and will contribute marketing resources to assist in the product development process. The intent of the parties is for Kronos to lead and manage all development, production and manufacturing activities for the Kronos air purifier and for the retailer to actively market the Kronos air purifier through their distribution channels. In December 2007, Kronos completed design and developed of an Alpha Prototype for the customer. In January 2008, the parties initiated negotiations of a definitive Product Development and Purchase Agreement. In February 2008, the retailer filed for bankruptcy, which could negatively impact the Company’s ability to finalize a definitive agreement and receive additional funds from the retailer. In March 2008, Kronos’ contract manufacturing partner completed development of a Beta Prototype.  During the nine months ended March 31, 2008, Kronos received $250,000 in product development fees.

EOL. In December 2005, Kronos executed a non-exclusive License Agreement with EOL LLC, a Russian Federation corporation ("EOL"), based in Korolev, Moscow Region. EOL is leveraging the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices in select Commonwealth of Independent States. The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria. Under the terms of the five-year agreement, EOL is providing Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees. The initial medical products are currently being marketed in Russia and Ukraine and marketing plans are being put in place in, Kazakhstan, Moldova and Byelorussia. During the fiscal year ended June 30, 2007, Kronos earned $104,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL. During the nine months ended March 31, 2008, Kronos earned $45,000 in licensing fees.

Global Appliance Manufacturers. In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. This next generation range hood device represented the culmination of more than twelve months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006. In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer. In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation. In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos. During the fiscal year ended June 30, 2007, Kronos earned $37,000 in revenue from the development of prototype devices for the residential range hood market place. In October 2007, Kronos shipped the additional prototypes to the customer for testing and evaluation. During the nine months ended March 31, 2008, Kronos earned $34,000 in product development fees.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method. The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 fiscal year end.

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and its subsidiary for the periods in which the subsidiary was owned by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. At March 31, 2008, the Company had only one subsidiary, Kronos Air Technologies, Inc.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with a remaining maturity when purchased of three months or less, to be cash equivalents. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At March 31, 2008 the cash balances held at financial institutions were in excess of federally insured limits.

Accounts Receivable. The Company provides an allowance for potential losses, if necessary, on trade accounts receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of allowances for doubtful accounts of $0 at March 31, 2008 and June 30, 2007. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.

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

License Revenue. Nonrefundable, up-front perpetual license fees with standalone value that are not dependent on any future performance by the Company under the arrangements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if we have continuing performance obligations. Term license fees are recognized over the term of the license.

Stock, Options and Warrants Issued for Services. Issuances of shares of the Company's stock to employees or third-parties for compensation or services is valued using the closing market price on the date of grant for employees and the date services are completed for non-employees. Issuances of options and warrants of the Companies stock are valued using the Black-Scholes option model.

Stock Options. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R"). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Kronos elected to implement the provisions of SFAS No. 123R in the fiscal year ended June 30, 2005.

Recent Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This statement applies to all entities, including not-for-profit organizations. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. Management believes this statement will have no impact on the financial statements of the Company once adopted.

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

In December 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which was an amendment of ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) the ownership interests in subsidiaries held by parties other than he parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this statement requires that they be accounted for similarly, as equity transactions, (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This statement shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except, for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this statement will have no impact on the financial statements of the Company once adopted. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 5 – TESSERA TRANSACTION

On March 31, 2008, Kronos executed an Intellectual Property Transfer and License Agreement with Tessera Technologies, Inc. (“Tessera”) for the transfer and license of certain intellectual property (“IP”) rights related to Kronos proprietary technologies to Tessera.  Kronos received an upfront and nonrefundable fee of $3.5 million from Tessera in exchange for the transfer of select Kronos patents covering micro-cooling applications, an exclusive license to Kronos’ additional U.S. Patents and patents pending  and related foreign patent applications for ionic micro-cooling of integrated circuit devices or discrete electrical components (“Ionic Micro-cooling”); as well as a twelve month term option license  to acquire additional Kronos’ U.S. Patents and related foreign patents for Ionic Micro-cooling..  Tessera further has the right to acquire this additional Kronos IP relating to micro-cooling applications for $2 million payable in four quarterly payments of $0.5 million each beginning in July 1, 2008. Kronos retained the rights to use all its patents for all applications outside of the field of micro-cooling. Upon the receipt of the $3.5 million from Tessera, Kronos recognized $3,269,231 as revenue for the nonrefundable, up-front license and IP transfer granted to Tessera and $230,769 as deferred revenue for term license granted to Tessera. The deferred revenue will be recognized over the twelve month term of the license.

NOTE 6 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects at March 31, 2008 and June 30, 2007 were as follows:

	March 31, 2008
	(unaudited)	June 30, 2007
Benefit from carryforward of capital
and net operating losses	$(7,687,000)	$(7,698,000)

Other temporary differences	(157,000)	(157,000)

Options issued for services	(208,000)	(551,000)
Less:
Valuation allowance	8,052,000	8,406,000
Net deferred tax asset	$-	$-

The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation. The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

	March 31, 2008
	(Unaudited)		June 30,2007
		% of		% of
	Amount	Pre-Tax Loss	Amount	Pre-Tax Loss
Benefit for income tax at:
Federal statutory rate	$266,000	34.0%	$(799,000)	(34.0)%
State statutory rate	16,000	2.0%	(47,000)	(2.0)%
Non-deductible expenses	72,000	2.4%	24,000	1.0%
Increase in valuation allowance	(354,000)	(33.6)%	822,000	35.0%
	$-	0.0%	$-	0.0%

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At March 31, 2008, the Company has approximately $20.3 million of unused Federal net operating losses, $2.3 million of capital losses and $16.1 million of state net operating losses available for carryforward to future years. As a result of the conversion of certain of the Secured Convertible Promissory Notes in December 2007, the Company has had a "change of ownership" as defined under section 382 of the Internal Revenue Code. Due to this change of ownership, the Company's net operating losses, as of the date of change, are subject to an annual limitation. This limitation is equal to the value of the Company's stock at the date of change, multiplied by an interest factor (approximately 4.5%). Any losses incurred after the date of change are not subject to limitation.

NOTE 7 - SEGMENTS OF BUSINESS

The Company has only one reportable segment, which consists of developing, licensing, manufacturing and distributing air movement and purification devices utilizing the Kronos technology. For the nine months ended March 31, 2008 and the fiscal year ended June 30, 2007 the Company operated only in the U.S.

NOTE 8 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 325,658,791 and 185,967,097 for the nine months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there were outstanding options to purchase 90,259,775 shares of the Company's common stock and outstanding warrants to purchase 15,792,342 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of March 31, 2007, there were outstanding options to purchase 25,499,538 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive.

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

The Company had the following obligations as of as of March 31, 2008 and June 30, 2007:

	March 31, 2008
	(Unaudited)	June 30, 2007
Obligations to AirWorks Funding LLLP (1)	$3,928,535	$2,480,000
Obligations to Hilltop Holding Company, LP (1)	1,273,024	920,000
Obligations to Sands Brothers (2)	859,000	859,000
Obligations to Gumbinner and Sun (1)	200,000	200,000
Obligation to current employees (3)	166,572	202,307
Discount for beneficial conversion feature (4)	(3,774,760)	(3,365,845)
	2,652,371	1,295,462
Less: Current portion	1,653,572	1,061,307
Total long term obligations, net of current portion	$998,799	$234,155

(1) These notes bear interest at the rate of 12%, are secured by the assets of the Company and are convertible into shares of Kronos common stock at $0.003 or are payable in full on June 19, 2010.  On April 1, 2008, the Company made a $628,000 principle payment on the notes to AirWorks and Hilltop.  Under the terms of a Letter Agreement between AirWorks, Hilltop and the Company dated April 22, 2008 amending the Funding Agreement and Letter Agreement between Sun, Gumbinner and the Company dated April 30, 2008, AirWorks, Hilltop, Sun and Gumbinner may not convert prior to June 30, 2008 any outstanding principal amount of their respective notes, or any accrued and unpaid interest thereon, to the extent such conversion would require the Company to issue shares of Common Stock in excess of Kronos’ authorized and unissued shares of Common Stock.
(2) These notes bear interest at the rate of 12%, are secured by the assets of the Company and are payable in full on April 30, 2008.  The notes were paid in full by the Company on April 1, 2008.
(3) These notes bear interest at the rate of 12%. They represent obligations to current employees of the Company, which are currently due in full.
(4) Under GAAP, the Company recorded a discount for the beneficial conversion feature ("BCF") on the amount of the convertible debt issued to AirWorks, Hilltop, Sun and Gumbinner. The amount of BCF discount was calculated using the Black-Scholes model. Because the maximum value of the BCF discount can not exceed the full value of the issued debt, the Company recorded the discount at the full value of the debt. The Company is amortizing the BCF discount over the three year life of the debt. For the nine months ended March 31, 2008, the Company recorded a BCF discount amortization of $1,696,085.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In June 2007, Kronos entered into a Funding Agreement with a group of lenders providing for a loan, at the discretion of the lenders, in the aggregate amount of up to $18,159,000. At the initial closing, the Company received an initial advance of $4,259,000. After payment in full of the amounts due under a convertible debenture issued to Cornell Capital Partners and the settlement agreement obligation to HoMedics and payment of the expenses of the transaction, the remainder of $1,069,000 was used for working capital purposes. The initial new lenders were: (i) AirWorks Funding LLLP, a newly-formed limited partnership; (ii) Critical Capital Growth Fund, L.P. and various Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co. (UK) Ltd. and (iii) RS Properties I LLC, a New York-based private investment company. RS Properties assigned to Hilltop Holding Company, LP, a Delaware limited partnership, ("Hilltop") its promissory note together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement. During the nine months ended March 31, 2008, the Company received an additional $2,533,000 in funding under the terms of the Funding Agreement and related notes.

The loan is secured by all of the Company's assets and is convertible into shares of the Company's common stock at a conversion price of $0.003 per share, subject to adjustment under certain circumstances.  The Company recorded a discount for BCF on the amount of the convertible debt. The amount of BCF discount was calculated using the Black-Scholes model. Because the maximum value of the BCF discount can not exceed the full value of the issued debt, the Company recorded the discount at the full value of the debt. The Company is amortizing the BCF discount over the three year life of the debt. A Under the terms of a Letter Agreement between AirWorks, Hilltop and the Company dated April 22, 2008 amending the Funding Agreement, AirWorks and Hilltop may not convert prior to June 30, 2008 any outstanding principal amount of the Airworks Note or the Hilltop Note, or any accrued and unpaid interest thereon, to the extent such conversion would require the Company to issue shares of Common Stock in excess of Kronos’ authorized and unissued shares of Common Stock. Future installments under the Funding Agreement, up to $11,995,000, may be advanced at the discretion of the lenders, even if not requested by the Company. Under the Funding Agreement and related notes, the Company pays interest on the notes at the rate of 12% per annum. Of the total amount of the initial advance, monthly interest payments commenced on July 1, 2007 on $859,000, which represented the Critical Capital and Sands note. On March 13, 2008, Critical Capital and Sands Brothers agreed to extend the maturity date of their note until April 30, 2008. On April 1, 2008, the Company repaid Critical Capital and Sands Brothers the full principal amount and interest on the note.  With respect to all other loan amounts, interest is paid quarterly starting January 1, 2008 and outstanding principal is due and payable June 19, 2010, unless earlier converted at the option of the lenders. The interest owed had been accrued but not paid by the Company.  On May 13, 2008, the Company paid the interest ($107,442) owed through March 31, 2008 to Hilltop.  The maximum loan amount is advanced under the Funding Agreement and related notes and the lenders convert the entire amount of the loan into Kronos common stock at the noted conversion price, the lenders would own approximately 93.3% of the Company's total equity on a fully diluted, as converted basis. On December 31, 2007, AirWorks and Hilltop converted $731,440 of their Secured Convertible Promissory Notes into 243,813,400 shares of Kronos common stock resulting in a change of control of Kronos. On April 1, 2008, the Company repaid $628,000 of the AirWorks and Hilltop notes.

In April 2007, Kronos entered into Convertible Promissory Notes with two accredited investors, Fred R. Gumbinner and Richard A. Sun. The Company received $200,000 in funding.  In June 2007, the terms of the Convertible Promissory Notes were modified to match the funding terms of the AirWorks and Hilltop notes.  The loan is secured by all of the Company's assets and is convertible into shares of the Company's common stock at a conversion price of $0.003 per share, subject to adjustment under certain circumstances. The Company recorded a discount for BCF on the amount of the convertible debt. The amount of BCF discount was calculated using the Black-Scholes model. Because the maximum value of the BCF discount can not exceed the full value of the issued debt, the Company recorded the discount at the full value of the debt. The Company is amortizing the BCF discount over the three year life of the debt. Under the terms of Letter Agreements between Gumbinner, Sun and the Company dated April 30, 2008, Gumbinner and Sun may not convert prior to June 30, 2008 any outstanding principal amount of their notes, or any accrued and unpaid interest thereon, to the extent such conversion would require the Company to issue shares of Common Stock in excess of Kronos’ authorized and unissued shares of Common Stock. Interest is paid quarterly starting January 1, 2008 and outstanding principal is due and payable June 19, 2010, unless earlier converted at the option of the lenders.

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

NOTE 11 - SUBSEQUENT EVENTS

On April 1, 2008, the Company repaid $859,000 plus all the interest and fees ($59,487) owed on the Critical Capital and Sands Brothers Note and made a partial principal payment of $628,000 on the AirWorks and Hilltop Notes.

On May 13, 2008, the Company paid the interest ($107,442) owed on the Hilltop Note through March 31, 2008 to Hilltop.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTORY STATEMENTS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS: (A) OUR PROJECTED SALES AND PROFITABILITY, (B) OUR GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN OUR INDUSTRY, (D) OUR FUTURE FINANCING PLANS, (E) OUR ANTICIPATED NEEDS FOR WORKING CAPITAL, AND (F) THE BENEFITS RELATED TO OUR OWNERSHIP OF KRONOS AIR TECHNOLOGIES, INC. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, THE RISKS OUTLINED UNDER "FACTORS AFFECTING KRONOS' BUSINESS AND PROSPECTS" AND MATTERS DESCRIBED IN THIS REPORT GENERALLY. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT WILL IN FACT OCCUR. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

GENERAL

Kronos is a product development, production and licensing company that continues to develop and patent technology that, among other things, fundamentally changes the way air is moved, filtered and sterilized. Kronos is pursuing commercialization of its proprietary technology in a limited number of markets; and if we are successful and funds are available, we intend to enter additional markets in the future. The Company currently has been issued thirteen U.S. patents and six international patents. To date, our ability to execute our strategy has been restricted by our limited amount of capital.

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

Technology Description and Benefits

The proprietary Kronos technology involves the management of corona discharge by applying high voltage management across paired electrical grids to create an ion exchange. Applications for efficient high voltage management, efficient corona discharge and ion exchange include but are not limited to:

•	air movement, including dielectric fluid movement and propulsion;

•	air purification, including particulate removal, bacteria and viral removal, biohazard destruction, and odor removal;

•	temperature and environmental management, including space heating and cooling;

•	microchip, MEMS and other electronics devices and components cooling;

•	air management, including sorting and separation of air streams by particle content;

•	sound generation, including high fidelity sound recreation and active noise cancellation;

•	high voltage management, including development of high voltage power supplies and control of energy surges and electrical discharges;

•	control of water and moisture content in air streams, including dehumidification and humidification; and

•	water treatment, including water purification, ionization and water desalination.

Independent Testing - Product Claims Platform

A number of the scientific claims of the Kronos technology have been tested by the U. S. and foreign governments, multi-national companies and independent testing facilities. To date, independent laboratory testing has verified the filtration and sterilization capability of the Kronos technology.  Summary results from select independent testing facilities are provided below.  The tests were conducted in the U.S. unless otherwise indicated.

Filtration Testing Results:

•
Environmental Health and Engineering - reduced particle matter by up to 47% compared to days when the Kronos air purifiers were not operating in the waiting room of a pediatric office while patients were present.

•	Aerosol and Air Quality Research Laboratory - up to 99.8% filtration of 0.02 to 0.20 micron (20 to 200 nanometers) size particles;

•	LMS Industries - removal of over 99.97% of 0.10 micron (100 nanometers) and above size particles using HVAC industry's ASHRAE 52.2 testing standard for filtration;

•	MicroTest Laboratories - HEPA Clean Room Class 1000 quality particulate reduction; and

•
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

Sterilization Testing Results:

•	Environmental Health and Engineering (viral analysis by the University of Wisconsin Department of Pediatrics and Medicine):
-
collection and removal of a wide range of respiratory viruses, including influenza A,  influenza B, human rhinoviruses, human coronavirus, respiratory syncytial virus, adenovirus, and bocavirus, from the waiting room of a pediatric office while patients were present.

•	Scientific Institution of Health Care, Central Clinical Hospital #2 in Moscow (clinical trial):
-	100% decontamination of bacteria (Staphylococcus aureus) in under one hour and 80% decontamination of general bacteria in under 24 hours from a 48m(3) hospital room while people were present.

•	Pulmonary Department of Municipal Hospital #2 in Moscow (clinical trial):
-	100% decontamination of bacteria (Staphylococcus aureus) in under five hours from a 66m(3) hospital room while four patients were present; and
-	100% decontamination of mildew fungi in under two hours from a 113.2m(3) hospital room.

•	Disinfection Research Institute Sterilization Laboratory in Moscow:
-	disinfected a room completely contaminated with Bacteriophage
-
a microorganism which lives in the E. Coli bacteria. (Bacteriophage is widely used in virus testing because the microorganism's biological structure and size share many functional similarities with a wide range of viruses); and

-	100% decontamination of room infected with bacteria (Staphylococcus aureus strain 906 (S. aureus) and Bacillus cereus strain 96 (B. cereus)
-	S. aureus is a known cause of hospital-acquired infections, including skin lesions such as boils and furunculosis and more serious infections such as pneumonia and meningitis.

•	Institute for Veterinary Medicine in the Ukraine - destroy and sterilize air which had been inseminated with Anthrax and E.coli spores;

•	New Hampshire Materials Laboratory - up to 95% reduction of hazardous gases, including numerous carcinogens found in cigarette smoke;

•	Battelle PNNL - 95% destruction of Bg (anthrax simulant); and

•	Dr. Sergey Stoylar, a bacteriologist from the American Bacteriological Society - 100% destruction of Bacillus subtilis 168 (bacteria simulant).

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

Market Segmentation

Kronos' initial business development strategy is to develop and produce products based on the Kronos technology to six distinct air quality market segments: (1) air movement and purification (residential, health care, hospitality, and commercial facilities); (2) embedded cooling and cleaning (electronic devices and medical equipment); (3) air purification for unique spaces (clean rooms, airplanes, automotive, and cruise ships); (4) specialized military (naval vessels, closed vehicles and mobile facilities); (5) industrial scrubbing (produce storage and diesel and other emissions); and (6) hazardous gas destruction (incineration and chemical facilities).

Kronos' current focus is on the first three of these market segments, which are described in more detail below:

•
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

•
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

•
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

Kronos is currently developing products for the air movement and purification and air purification for unique spaces markets through specific customer contracts. Kronos has granted an exclusive license to Tessera for ionic micro-cooling of integrated circuit devices or discrete electrical components. These contracts are described in more detail in the Technology Application and Product Development section of this filing.

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

Standalone Platform

Residential Products. In October 2007, Kronos executed a Letter of Intent for the development, manufacture and sale of air purification devices based upon Kronos' proprietary air movement and purification technology with a leading national retailer. It is expected that Kronos and the retailer would enter into a definitive purchase and supply agreement providing for the exclusive sale of private label residential standalone air purifiers through the retailer's distribution channels. Actual purchases of the products are dependent on the successful development of the product, the negotiation of a definitive purchase and supply agreement incorporating the terms of the letter of intent, other usual and customary terms and the retailers' discretion. Under the terms of the Letter of Intent, the retailer has paid Kronos $250,000 towards the development costs of the new products and will contribute marketing resources to assist in the product development process. The intent of the parties is for Kronos to lead and manage all development, production and manufacturing activities for the Kronos air purifier and for the retailer to actively market the Kronos air purifier through their distribution channels. In December 2007, Kronos completed design and developed of an Alpha Prototype for the customer. In January 2008, the parties initiated negotiations of a definitive Product Development and Purchase Agreement. In February 2008, the retailer filed for bankruptcy, which could negatively impact the Company’s ability to finalize a definitive agreement and receive additional funds from the retailer. In March 2008, Kronos’ contract manufacturing partner completed development of a Beta Prototype.  During the nine months ended March 31, 2008, Kronos earned $250,000 in product development fees.

Medical Products. In December 2005, the Company executed a non-exclusive license agreement with EOL LLC, a Russian Federation company ("EOL"), for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States. The initial medical products are currently being marketed in Russia and Ukraine and marketing plans are being implanted in, Kazakhstan, Moldova and Byelorussia. In November 2006, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate for the product that designates the product for medical use. During the fiscal year ended June 30, 2007, Kronos earned $104,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL. During the nine months ended March 31, 2008, Kronos earned $35,000 in revenue from licensing fees.

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

In March 2008, Kronos executed an Intellectual Property Transfer and License Agreement with Tessera Technologies, Inc. (“Tessera”) for the transfer and license of certain intellectual property (IP) rights related to Kronos proprietary technologies to Tessera.  Kronos received $3.5 million from Tessera in exchange for the transfer of select Kronos patents covering micro-cooling applications and for an exclusive license to the Kronos technology for the field of ionic micro-cooling of integrated circuit devices or discrete electrical components. Kronos retained the rights to use these patents for applications outside of the field of micro-cooling. Tessera has the further right to acquire additional Kronos IP relating to micro-cooling applications for four quarterly payments of $0.5 million each beginning in July 1, 2008. The two companies have the option to continue to jointly develop new technologies in this field.

Residential Products. In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product. This next generation range hood device represented the culmination of more than twelve months of product design and development effort by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006. In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer. In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation. In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos. During the year ended June 30, 2007, Kronos earned $37,000 in revenue from the development of prototype devices for the residential range hood market place. In October 2007, Kronos shipped the additional prototypes to the customer for testing and evaluation. During the nine months ended March 31, 2008, Kronos earned $34,000 in product development fees.

Commercial Products. In June 2006, the Company executed its first license for embedded applications of Kronos technology with DESA LLC ("DESA"). The agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters. In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos. In January 2007, DESA committed additional funds for Kronos exploration of a second Kronos-based product application. By May 2007, various prototype configurations for each of the two product applications were under test and evaluation by Kronos and DESA. During the nine months ended March 31, 2008, Kronos and DESA developed a plan for product commercialization. During the nine months ended March 31, 2008, Kronos and DESA developed a plan for product commercialization, which the Company has not begun implementing pending the prioritization of resources.

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

Patents and Intellectual Property

Kronos has been issued thirteen patents by the United States Patent and Trademark Office and six international patents. These patents are considered utility patents which describe fundamental innovations in the generation, management and control of electrostatic fluids, including air movement, filtration and purification. Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products. The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.

Date	U.S. Patent #	Patent Title	Description	Protection
August	7,262,564	Alternative	geometry, voltage ratios	2024
2007		Geometries and	and power requirements
		Voltage Supply	for improved operational
		Management	performance

July	7,248,003	Electric Field	effective electric field	2025
2007		Management	management for reduced
			sparking

October	7,122,070	Method of and	inertialess power supply for	2025
2006		Apparatus for	safe operation and spark
		Electrostatic Fluid	prevention
		Acceleration

August	7,157,704	Corona Discharge	method of generating air	2023
2006		Electrode and Method	flow and air cleaning with
		of Operating	reduced amount of ozone by-
			product and with extended
			life-span of the electrodes

July	7,150,780	Electrostatic Air	method for improving the	2024
2006		Cleaning Device	efficiency of electrodes for
			filtering micron and sub-
			micron size particles

May	7,053,565	Electrostatic Fluid	effective powering of the	2024
2006		Accelerator - Power	electrodes for high level of
		Management	air velocity

November	6,963,479	Electrostatic Fluid	advanced voltage management	2023
2005		Accelerator -	impacts air filtration and
		Advanced Geometries	sterilization, air flow and
ozone as well as safe operation
and spark prevention

August	6,937,455	Spark Management	analysis, detection and	2022
2005		Method and Device	prevention of sparks in a
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
create air movement and
base level filtration

International Patents

Kronos has received formal notification from the Canadian Intellectual Property Office, the Mexican Institute of Industrial Property, Commonwealth of Australia Patent Office, the Intellectual Property Office of New Zealand and the Ukrainian Patent Office indicating that six patents have been examined and allowed for issuance as patents. There are a number of other patent applications corresponding to Kronos' thirteen U.S. Patents that have been filed and are pending outside of the United States.

Kronos intends to continue to aggressively file patent applications in the U.S. and internationally. A number of additional patent applications have been filed for, among other things, the control and management of electrostatic fluid acceleration. These additional patent applications are either being examined or are awaiting examination by the Patent Office

Intellectual Property Transfer

In March 2008, Kronos transferred U.S. Patents 6,919,698 and 7,157,704 and related foreign patents and patent applications to Tessera in conjunction with the execution of the Intellectual Property Transfer and License Agreement and the receipt of $3.5 million from Tessera.  The Agreement provides Tessera the additional right to acquire U.S. Patents 6,504,308 and 6,888,314 and related foreign patents upon the payment of an additional $2.0 million.

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

RESULTS OF OPERATIONS

Consolidated Statement of Operations For the Nine Months Ended March 31, 2008 (“2008”) Compared with the Nine Months Ended March 31, 2007 (“2007”).

Our net losses for 2008 and 2007 were $2,339,000 and $2,501,000, respectively. The $162,000, or 6%, decrease in the net loss for 2008, as compared to 2007 was principally the result of a $3,134,000 increase in gross profit, partially offset by a $1,696,000 in accretion of note discount, a $1,039,000, or 45%, increase in operating costs to $3,341,000, and $237,000, or 91%, increase in interest expense to $499,000.

Revenue. Revenues are generated through the licensing of Kronos technology and through sales of services for design and development of Kronos devices at Kronos Air Technologies, Inc. Revenues for 2008 were $3,598,000 compared with $156,000 for 2007, an increase of $3,442,000. Revenues for 2008 were from our agreements with Tessera, a national retailer, global consumer products company and EOL. In comparison, revenues for 2007 were from our agreements with EOL, GE and DESA.

Cost of Sales. Cost of sales for 2008 was $401,000 compared with $93,000 for 2007, an increase of $308,000, or 331%. Cost of sales for 2008 primarily consisted of the cost of the patents transferred to Tessera and the product development costs associated with our national retailer and global consumer products company agreements. In comparison, cost of goods sold for 2007 primarily consisted of product development costs associated with our EOL, GE and DESA agreements.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for 2008 increased $1,039,000, or 45%, to $3,341,000. The increase was principally the result of a $614,000, or 56%, increase in compensation and benefits primarily as a result of a $393,000, or 266%, increase in the expense for amortization of stock options that vested, a $288,000, or 109%, increase in professional services as a result of an increase in advisory services from our majority shareholder, as well as legal expenses and a $190,000, or 500%, increase in product development costs.

Accretion of Note Discount. Accretion of note discount for 2008 of $1,696,000 represented the amortization of the beneficial conversion feature of the AirWorks, Hilltop, Sun and Gumbinner promissory notes.

Interest Expense. Interest expense for 2008 was $499,000 compared to $262,000 for the corresponding period of the prior year. The $237,000, or 90%, increase in interest expense for 2008, as compared to 2007, was principally the result of the increase in the debt outstanding in 2008 primarily to AirWorks, Hilltop, Sands and Critical Capital compared with debt outstanding in 2007 primarily to HoMedics.

Consolidated Balance Sheet as of March 31, 2008 Compared with June 30, 2007

Our total assets at March 31, 2008 were $5,060,000 compared with $2,111,000 at June 30, 2007. Total assets at March 31, 2008 and June 30, 2007 were comprised primarily of $3,579,000 and $364,000, respectively, of cash and $1,450,000 and $1,723,000, respectively, of patents/intellectual property. Total current assets at March 31, 2008 and June 30, 2007 were $3,602,000 and $381,000, respectively, while total current liabilities for such periods were $2,675,000 and $1,589,000, respectively. This created a working capital surplus of $927,000 at March 31, 2008 and a working capital deficit of $1,208,000 at June 30, 2007.

Stockholders' surplus as of March 31, 2008 was $1,386,000.  The recording of the discount on the beneficial conversion feature on AirWorks, Hilltop, Sun and Gumbinner promissory notes ($2,079,000), the issuance of equity from the conversion of promissory notes into stock ($731,000), the issuance of stock options for services ($604,000), and the issuance of stock for services ($24,000) were partially offset by the $2,339,000 net loss for 2008.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt, customer contracts for research and product development and licensing royalties to finance our operations.

Net cash flow generated from operating activities was $1,011,000 for the nine months ended March 31, 2008 principally as a result of the Tessera transaction. We estimate that achievement of our business plan will require additional funding. We anticipate that the source of funding will be obtained pursuant to equity funding from the Funding Agreement and the potential for Tessera to exercise their option to acquire additional IP from Kronos, which are described below. There are no assurances that these sources of funding will be available to the Company or adequate to meet our cash flow needs.

In March 2008, Kronos executed an Intellectual Property Transfer and License Agreement with Tessera Technologies, Inc. (“Tessera”) for the transfer and license of certain intellectual property (“IP”) rights related to Kronos proprietary technologies to Tessera.  Kronos received $3.5 million from Tessera in exchange for the transfer of select Kronos patents covering micro-cooling applications and for an exclusive license to the Kronos technology for ionic micro-cooling of integrated circuit devices or discrete electrical components. Kronos retained the rights to use these patents for all applications outside of the field of micro-cooling. Tessera further has the right to acquire additional Kronos IP relating to micro-cooling applications for four quarterly payments of $0.5 million each beginning in July 1, 2008. The two companies have the option to continue to jointly develop new technologies in this field.

In June 2007, Kronos entered into a Funding Agreement with a group of lenders providing for a loan, at the discretion of the lenders, in the aggregate amount of up to $18,159,000. At the initial closing, the Company received an initial advance of $4,259,000. After payment in full of the amounts due under a convertible debenture issued to Cornell Capital Partners and the settlement agreement obligation to HoMedics and payment of the expenses of the transaction, the remainder of $1,069,000 was used for working capital purposes. The initial new lenders were: (i) AirWorks Funding LLLP, a newly-formed limited partnership; (ii) Critical Capital Growth Fund, L.P. and various Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co. (UK) Ltd. and (iii) RS Properties I LLC, a New York-based private investment company. RS Properties assigned to Hilltop Holding Company, LP, a Delaware limited partnership, ("Hilltop") its promissory note together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement. During the nine months ended March 31, 2008, the Company received an additional $2,533,000 in funding under the terms of the Funding Agreement and related notes.

The loan is secured by all of the Company's assets and is convertible into shares of the Company's common stock at a conversion price of $0.003 per share, subject to adjustment under certain circumstances. Under the terms of a Letter Agreement between AirWorks, Hilltop and the Company dated April 22, 2008 amending the Funding Agreement, AirWorks and Hilltop may not convert prior to June 30, 2008 any outstanding principal amount of the Airworks Note or the Hilltop Note, or any accrued and unpaid interest thereon, to the extent such conversion would require the Company to issue shares of Common Stock in excess of Kronos’ authorized and unissued shares of Common Stock. Future installments under the Funding Agreement, up to $11,995,000, may be advanced at the discretion of the lenders, even if not requested by the Company. Under the Funding Agreement and related notes, the Company pays interest on the notes at the rate of 12% per annum. Of the total amount of the initial advance, monthly interest payments commence on July 1, 2007 on $859,000, which was initially due and payable on March 31, 2008. On March 13, 2008, Critical Capital and Sands Brothers agreed to extend the maturity date of their note until April 30, 2008. On April 1, 2008, the Company repaid Critical Capital and Sands Brothers the full principal amount and interest on the note.  With respect to all other loan amounts, interest is paid quarterly starting January 1, 2008 and outstanding principal is due and payable June 19, 2010, unless earlier converted at the option of the lenders. The interest owed had been accrued but not paid by the Company.  On May 13, 2008, the Company paid the interest ($107,442) owed on the Hilltop Note through March 31, 2008 to Hilltop.  The maximum loan amount is advanced under the Funding Agreement and related notes and the lenders convert the entire amount of the loan into Kronos common stock at the noted conversion price, the lenders would own approximately 93.3% of the Company's total equity on a fully diluted, as converted basis. On December 31, 2007, AirWorks and Hilltop converted $731,440 of their Secured Convertible Promissory Notes into 243,813,400 shares of Kronos common stock resulting in a change of control of Kronos. On April 1, 2008, the Company repaid $628,000 of the AirWorks and Hilltop notes.

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

We do not have sufficient cash to continue operations and to support our debt obligations and will require additional financing to sustain our operations.

At March 31, 2008, we had a working capital surplus of $927,000.  However, Kronos historically has had working capital deficits, including a working capital deficit of $1,208,000, at June 30, 2007. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2007, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise doubt about our ability to continue as a going concern. Funding may be available to Kronos through AirWorks and Hilltop and through the acquisition of IP by Tessera. However, Kronos has not determined if this funding will be sufficient, because the lenders, at their sole discretion, control the timing of and whether such funding will occur and Tessera has, at their sole discretion, the option to acquire additional Kronos IP.

We have a limited operating history with significant losses.

We have only recently begun implementing our plan to prioritize and concentrate our management and financial resources to fully capitalize on our investment in Kronos Air Technologies and have yet to establish a history of profitable operations. We incurred a net loss of $2,339,000 for the nine months ended March 31, 2008 and a net loss of $2,351,000 for the fiscal year ended June 30, 2007. As a result, at March 31, 2008 and June 30, 2007, we had an accumulated deficit of $35,508,000 and $33,469,000, respectively. We have sustained our operations through the issuance of our common stock, the incurrence of debt and the licensing of our technology. Our profitability will require the successful commercialization of our Kronos technologies. No assurances can be given that we will be able to successfully commercialize our Kronos technologies or that we will ever be profitable. If we do not achieve profitability we could be forced to curtail or cease our business operations.

Existing stockholders will experience significant dilution from our sale of shares under any equity financing.

The sale of shares pursuant to the conversion of the AirWorks, Hilltop Sun and Gumbinner Secured Convertible Promissory Notes, the exercise of stock options and warrants or any other future equity financing transaction will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In December 2007, AirWorks and Hilltop converted $731,440 of their Secured Convertible Promissory Notes into 243,813,400 shares of Kronos common stock resulting in a change in control of Kronos and dilution to the Company's existing stockholders.

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

A significant part of our success depends on our ability to obtain and defend our intellectual property, including patent protection for our products and processes, preserve our trade secrets, defend and enforce our rights against infringement and operate without infringing the proprietary rights of third parties, both in the United States and in other countries. Our limited amount of capital impedes our current ability to protect and defend our intellectual property. The validity and breadth of our intellectual property claims in ion wind generation and electrostatic fluid acceleration and control technology involve complex legal and factual questions and, therefore, may be highly uncertain. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future. If we are unable to enforce protection of our intellectual property, we could be forced to curtail or cease our business operations.

Possible future impairment of intangible assets would have a material adverse effect on our financial condition.

Our net intangible assets of approximately $1,450,000 as of March 31, 2008 consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003 and capitalized legal costs for securing patents. Intangible assets comprise 29% of our total assets as of March 31, 2008. Intangible assets are subject to periodic review and consideration for potential impairment of value. Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale Kronos-based products. Should an impairment occur, we would be required to recognize it in our financial statements. A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Officer/Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, the Company's management, including the Company's Principal Executive Officer/Principal Financial Officer, concluded that the Company's disclosure controls and procedures were ineffective at this reasonable assurance level as of March 31, 2008.

Changes in Internal Controls over Financial Reporting. In connection with the evaluation of the Company's internal controls over financial reporting during the Company's three months ended March 31, 2008, the Company's Principal Executive Officer/Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting during the quarter that have materially affected or is reasonably likely to affect the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Articles of Merger for Technology Selection, Inc. with the Nevada Secretary of State	Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 filed on August 7, 2001 (the "Registration Statement")

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registration Statement

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Registration Statement

10.1	Amendment No.1 to Kronos Advanced Technologies, Inc. Secured Convertible Promissory Note with Sands, et. al. dated December 31, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 7, 2008

10.2	Amendment No.2 to Kronos Advanced Technologies, Inc. Secured Convertible Promissory Note with Sands, et. al. dated March 13, 2008	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 14, 2008

10.3	Intellectual Property Transfer and License Agreement between Kronos Advanced Technologies, Inc. and Tessera Technologies, Inc. dated March 31, 2008	Provided herewith

10.4	Letter Agreement amending the Funding Agreement between Kronos Advanced Technologies, Inc. AirWorks Funding LLLP and Hilltop Holding Company, LP dated April 22, 2008	Provided herewith

31	Certification of Chief Executive Officer pursuant to U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRONOS ADVANCED TECHNOLOGIES, INC.

DATED: May 14, 2008	By:	/s/ DANIEL R. DWIGHT
Daniel R. Dwight President, Chief Executive Officer and Chief Financial Officer