Form 10KSB
period 2008-06-30
KRONOS ADVANCED TECHNOLOGIES INC
filed 2009-01-26
CIK 1108248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Common Stock, Par Value $0.001
Traded Pink Sheets

(Title of class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for in the past ninety days.  Yes [X] No [  ]

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State issuer's revenues for its most recent fiscal year:  $3,665,977.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past sixty days (see definition of affiliate in Rule 12b-2 of the Exchange Act.) $97,525 on an average bid price of $.0002.

Note:  If determining whether a person if an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [  ] No [X]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  The Registrant had 487,626,691 shares of Common Stock, par value $0.001 per share, outstanding on January 9, 2009.

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

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.  THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS: (A) OUR PROJECTED SALES AND PROFITABILITY, (B) OUR GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN OUR INDUSTRY, (D) OUR FUTURE FINANCING PLANS, (E) OUR ANTICIPATED NEEDS FOR WORKING CAPITAL, AND (F) THE BENEFITS RELATED TO OUR OWNERSHIP OF KRONOS AIR TECHNOLOGIES, INC.  IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES“, "ANTICIPATES“. "INTENDS“. "IN ANTICIPATION OF“, "EXPECTS“, AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS.  THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, THE RISKS OUTLINED UNDER "FACTORS AFFECTING KRONOS' BUSINESS AND PROSPECTS" AND MATTERS DESCRIBED IN THIS FILING GENERALLY.  IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR.  WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

OUR COMPANY

We are a Nevada corporation.  Our principal executive offices are located at 464 Common Street, Suite 301, Belmont, Massachusetts, 02478. Our telephone number is (617) 364-5089.  The address of our website is www.kronosati.com.  Information on our website is not part of this filing.

CORPORATE HISTORY

Kronos Advanced Technologies, Inc. (”Kronos” or the “Company”) was originally incorporated under the laws of the State of Utah on September 17, 1980, as Penguin Petroleum, Inc.  Penguin Petroleum Inc.'s stockholders approved a name change on October 6, 1982, to Petroleum Corporation of America, Inc. On December 29, 1996, stockholders approved a reorganization whereby they exchanged their stock on a one-for-one basis with Technology Selection, Inc., a Nevada corporation.  Technology Selection, Inc.'s shares began trading on the Over-the-Counter Bulletin Board on August 28, 1996, under the symbol "TSET“.  On November 19, 1998, Technology Selection, Inc. changed its name to TSET, Inc.  Effective January 12, 2001, we began doing business as Kronos Advanced Technologies, Inc.; and, as of January 18, 2002, we changed our ticker symbol to "KNOS“.  Our recent activities have been focused on capitalizing on our investment in Kronos Air Technologies, Inc., a wholly owned subsidiary of Kronos, and we have not, to date, generated significant operating revenues.  We have never been party to any bankruptcy, receivership, or similar proceedings and, other than noted above, have not been party to any material reclassification, merger, or consolidation not in the ordinary course of our business.

RECENT DEVELOPMENTS REGARDING KRONOS’ SECURED LENDERS

On September 29, 2008, Kronos received a notice of event of default from AirWorks Funding LLLP (“AirWorks”) with respect to the Secured Convertible Promissory Note (the “Promissory Note”) due June 19, 2010, issued by the Company to AirWorks.  The notice stated that (1) an Event of Default under Section 2.1(a) of the Promissory Note has occurred due to the failure of the Company to make interest payments on the Promissory Note and (2) the entire principal amount of, and the interest on, the Promissory Note is declared immediately due and payable in the principal amount of $3,551,735 plus interest.  The Company requested funding from the senior lenders but was declined.  The Company is evaluating the status of the alleged default.

As previously disclosed, in June 2007, the Company entered into a Funding Agreement with a group of lenders providing for a secured loan, at the discretion of the lenders, in the aggregate amount of up to $18,159,000.  At the initial closing, the Company received an initial advance of $4,259,000 from AirWorks, RS Properties I LLC (“RS Properties”) and various other lenders (the “Other Lenders”).  RS Properties assigned to Hilltop Holding Company, LP, a Delaware limited partnership, (“Hilltop”) its promissory note together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement.  Following the initial closing, the Company received an additional $2,533,000 in funding from AirWorks and Hilltop under the terms of the Funding Agreement and related notes, including the Promissory Note.  Interest on the AirWorks and Hilltop notes became payable quarterly starting January 1, 2008. See “Secured Convertible Debt Transaction” below.

On December 31, 2007, AirWorks and Hilltop converted $731,440 of their promissory notes into shares of the Company’s common stock.  On April 1, 2008, the Company repaid (1) an aggregate of $628,000 of the principal of the AirWorks and Hilltop promissory notes and (2) the entire principal amount ($859,000) of the promissory notes issued to the Other Lenders.  As a result of the foregoing, as of December 1, 2008, (a) the outstanding principal amount of the AirWorks Promissory Note was $3,426,135 and there was $567,035 of accrued interest and (b) the outstanding principal amount of the Hilltop promissory note was $1,147,425 and there was $60,022 of accrued interest.  The Company has not received a notice of event of default with respect to the Hilltop promissory note.

The Company has been, and continues to be, in discussions with its secured lenders regarding the outstanding obligations under the AirWorks and Hilltop promissory notes, the alleged occurrence of an event of default, and the future operational plan of the Company.  In connection with the foregoing and in light of the Company’s financial condition (including with respect to certain other obligations of the Company), the Board of Directors has appointed an independent committee, consisting of James P. McDermott and M. J. Segal, to investigate the alleged event of default, analyze the current status of the Company, and review alternatives for maximizing the value of the Company’s assets including the sale or license of such assets or the liquidation of the Company. The Company has a limited time to authorize a sale, as the period for forbearance by the secured lenders is under discussion. If a sale is not authorized and the secured lenders exercise their rights under their promissory notes, the secured lenders would receive the assets of the Company.  Further, if the Company is able to consummate a strategic transaction or if the secured lenders foreclose on the Company’s assets, there can be no assurance that there will be any assets or proceeds remaining after repayment of all amounts due to the secured lenders.  The terms of the promissory notes to the secured lenders do not allow the Company to raise new funding to cure the alleged occurrence of an event of default without the consent of the secured lenders.

The Company received notification from James P. McDermott and M.J. Segal on the dates of December 22, 2008 and December 23, 2008 respectively, that Mr. McDermott and Mr. Segal have resigned from the Kronos Board of Directors.

In addition, the Company received correspondence from Frederic R. Gumbinner and Richard A. Sun, as second secured lien holders, concerning claims for late payments and subsequent related penalties with respect to outstanding loans by Mr. Gumbinner and Mr. Sun.  The Company has responded that the obligation to its senior secured lien holders supercedes and takes priority to the claims of the second secured lien holders and the existing intercreditor agreements among the secured lenders sets for the applicable rights, obligations and responsibilities between the lenders.

BUSINESS STRATEGY

Kronos Advanced Technologies, Inc. was a product development and production company that attempted to develop and patent technology that among other things fundamentally change the way air is moved, filtered and sterilized.  Fourteen of the Company's U.S. patent applications and three international patent applications have been allowed for issuance.  To date, our ability to execute our strategy has been restricted by our limited amount of capital.

The Kronos technology has numerous valuable characteristics for applications in the indoor air quality market, including moving air and gases at high velocities while filtering odors, smoke and particulates and sterilizing air from bacteria and virus contamination.  A number of the scientific claims of the Kronos technology have been tested by the U. S. and foreign governments, multi-national companies and independent testing facilities (see “Independent Testing – Product Claims Platform”).

Effective June 20, 2008, the Employment Agreement of Daniel R. Dwight, the Company’s former President and Chief Executive officer, was terminated pursuant to terms of the Severance Agreement and Advisory Agreement, dated May 16, 2008.  Richard F. Tusing, the Company’s Chief Operating Officer, was appointed acting president, Chief Financial Officer, Treasurer and Secretary of the Company.

On October 24, 2008, the Company terminated the employment of all of its employees except for Mr. Tusing and Igor Krichtafovitch, its Chief Technology Officer.  As a result of the Company’s financial condition, it has temporarily ceased substantially all of its operating activities.  Kronos is focused on prioritizing its limited resources on either selling or licensing the Company’s technology or liquidating the assets of the Company.

The Company did not file the Form 10-KSB within required deadlines, has filed a Form 12b-25 extension and is currently listed with trading on the Pink Sheets.

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

Market Segmentation

Kronos had an initial business development strategy to attempt to develop and produce products based on the Kronos technology to six distinct air quality market segments: (1) air movement and purification (residential, health care, hospitality, and commercial facilities); (2) embedded cooling and cleaning (electronic devices and medical equipment); (3) air purification for unique spaces (clean rooms, airplanes, automotive, and cruise ships); (4) specialized military (naval vessels, closed vehicles and mobile facilities); (5) industrial scrubbing (produce storage and diesel and other emissions); and (6) hazardous gas destruction (incineration and chemical facilities).

Kronos has granted an exclusive license to Tessera for ionic micro-cooling of integrated circuit devices or discrete electrical components. These contracts are described in more detail in the “Technology Application and Product Development” below.

Technology Application and Product Development

To best serve Kronos' targeted market segments, the Company was developing specific product applications across two distinct product application platforms.  A Kronos device can be either used as a standalone product or can be embedded.  Standalone products are self-contained and only require the user to plug the Kronos device into a wall outlet to obtain air movement and filtration for their home, office or hotel room.  Embedded applications of the Kronos technology require the technology be added into another system, such as a building ventilation system for more efficient air movement and filtration or into an electrical device such as computer or medical equipment to replace the cooling fan or heat sink.

Standalone Platform

Residential Products.  In October 2007, Kronos executed a Letter of Intent for the development, manufacture and sale of air purification devices based upon Kronos' proprietary air movement and purification technology with a leading national retailer.  Under the terms of the Letter of Intent, the retailer has paid Kronos $250,000 towards the development costs of the new products and would contribute marketing resources to assist in the product development process.  In December 2007, Kronos completed design and developed an Alpha Prototype for the customer.  In January 2008, the parties initiated negotiations of a definitive Product Development and Purchase Agreement.  In February 2008, the retailer filed for bankruptcy.  In March 2008, Kronos’ contract manufacturing partner completed development of a Beta Prototype.  During the fiscal year ended June 30, 2008, Kronos earned $250,000 in product development fees.

Medical Products.  In December 2005, the Company executed a non-exclusive license agreement with EOL LLC, a Russian Federation company ("EOL"), for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States.  The initial medical products are currently being marketed in Russia and Ukraine and marketing plans are being implanted in Kazakhstan, Moldova and Byelorussia.  In November 2006, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate for the product that designates the product for medical use.  During the fiscal year ended June 30, 2007, Kronos earned $104,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL.  During the fiscal year ended June 30, 2008, Kronos earned $55,000 in revenue from licensing fees.

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

Embedded Platform

Microelectronics Cooling Products.  In December 2004, Kronos and the University of Washington were awarded a Phase I grant for a research and technology development project entitled "Heat Transfer Technology for Microelectronics and MEMS" by the Washington Technology Center (the "WTC").  The objective of the project was to develop a novel energy-efficient heat transfer technology for cooling microelectronics.  In January 2006, Kronos and the University of Washington conducted a successful bench scale demonstration of micron cooling of a MEMS chip.  In June 2006, the Company and the University of Washington were awarded a Phase II grant for continued funding in its novel cooling system for microelectronics and computer chips.  The WTC contributed $100,000 as a Phase II grant for the project. Kronos provided $35,000 in funding and $38,000 in in-kind services, including use of the Kronos Research and Product Development Facility. In June 2007, the Company and the University of Washington were awarded a Phase III grant for continued funding.  This additional funding was utilized to support the development of prototype products and all Phase III deliverables were completed.

In March 2008, Kronos executed an Intellectual Property Transfer and License Agreement with Tessera Technologies, Inc. (“Tessera”) for the transfer and license of certain intellectual property (IP) rights related to Kronos proprietary technologies to Tessera.  Kronos initially received $3.5 million from Tessera in exchange for the transfer of select Kronos patents covering micro-cooling applications and for an exclusive license to the Kronos technology for the field of ionic micro-cooling of integrated circuit devices or discrete electrical components.  Kronos retained the rights to use these patents for applications outside of the field of micro-cooling.  Tessera has exercised its further right to acquire additional Kronos IP relating to micro-cooling applications for four quarterly payments of $0.5 million each beginning in July 1, 2008. Kronos received a payment of $0.5 million on July 1, 2008, a payment of $0.5 million on October 1, 2008, and an accelerated payment of $1.0 million on November 21, 2008, for the remaining payments due on January 1, 2009 and April 1, 2009.  The receipt of this $2.0 million constitutes payment in full for the remaining micro-cooling related patents subject to the agreement with Tessera.  The Company and Tessera have the option to continue to jointly develop new technologies in this field.

Residential Products.  In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product.  This next generation range hood device represented the culmination of more than twelve months of product design and development effort by Kronos to apply our technology to this unique embedded residential application.  The product was shipped to the customer in October 2006.  In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer.  In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation.  In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos.  During the year ended June 30, 2007, Kronos earned $37,000 in revenue from the development of prototype devices for the residential range hood market place.  In October 2007, Kronos shipped the additional prototypes to the customer for testing and evaluation.  During the year ended June 30, 2008, Kronos earned $34,000 in product development fees.  Due to a lack of funding, Kronos is no longer working on this project.

Commercial Products. In June 2006, the Company executed its first license for embedded applications of Kronos technology with DESA LLC ("DESA").  The agreement provides DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters.  In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos.  In January 2007, DESA committed additional funds for Kronos exploration of a second Kronos-based product application.  By May 2007, various prototype configurations for each of the two product applications were under test and evaluation by Kronos and DESA. During the year ended June 30, 2008, Kronos and DESA developed a plan for product commercialization.  Due to a lack of funding, Kronos is no longer working on this project.

In addition, Kronos has developed an air filtration and purification mechanism capable of performing to HEPA quality standards, while eliminating bacteria and viruses.  The Company believes that Kronos devices could replace current HEPA filters with a permanent, easily cleaned, low-cost solution.  Among the technical advantages of the Kronos technology over HEPA filters is the ability of the Kronos-based devices to eliminate the energy burden on air handling systems, which must generate high levels of backpressure necessary to move air through HEPA-based systems.  Kronos-based devices enhance the air flow, while providing better than HEPA level filtration and purification.  Kronos was seeking one or more strategic partners to commercialize, market and distribute Kronos based commercial embedded air filtration and purification devices; however, due to a lack of funding, the Company is no longer working on this project.

Market Segmentation

Kronos' initial business development strategy was to develop and produce products based on the Kronos technology to six distinct air quality market segments: (1) air movement and purification (residential, health care, hospitality, and commercial facilities); (2) embedded cooling and cleaning (electronic devices and medical equipment); (3) air purification for unique spaces (clean rooms, airplanes, automotive, and cruise ships); (4) specialized military (naval vessels, closed vehicles and mobile facilities); (5) industrial scrubbing (produce storage and diesel and other emissions); and (6) hazardous gas destruction (incineration and chemical facilities).

Patents and Intellectual Property

Kronos has received notification that fourteen of its patent applications have been allowed for issuance by the United States Patent and Trademark Office and six of its international patent applications have been allowed for issuance by the Canadian Intellectual Property Office, the Commonwealth of Australia Patent Office and the Mexican Institute of Industrial Property.  These patents are considered utility patents which describe fundamental innovations in the generation, management and control of electrostatic fluids, including air movement, filtration and purification.  Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products.  The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.

U.S. Patents

Date	U.S. Patent #	Patent Title	Description	Protection

August	7,410,531	Method of Controlling	an electrode array corona	2025
2008		Fluid Flow	including an array of corona
			electrodes discharge electrodes
			and an array of acceleration flow

August	7,262,564	Alternative	geometry, voltage ratios	2024
2007		Geometries and	and power requirements
		Voltage Supply	for improved operational
		Management	performance

July	7,248,003	Electric Field	effective electric field	2025
2007		Management	management for reduced
			sparking

October	7,122,070	Method of and	inertialess power supply for	2025
2006		Apparatus for	safe operation and spark
		Electrostatic Fluid	prevention
		Acceleration

August	7,157,704	Corona Discharge	method of generating air	2023
2006		Electrode and Method	flow and air cleaning with
		of Operating	reduced amount of ozone by-
			product and with extended
			life-span of the electrodes

July	7,150,780	Electrostatic Air	method for improving the	2024
2006		Cleaning Device	efficiency of electrodes for
			filtering micron and sub-
			micron size particles

May	7,053,565	Electrostatic Fluid	effective powering of the	2024
2006		Accelerator - Power	electrodes for high level of
		Management	air velocity

November	6,963,479	Electrostatic Fluid	advanced voltage management	2023
2005		Accelerator -	impacts air filtration and
		Advanced Geometries	sterilization, air flow and
			ozone as well as safe operation
			and spark prevention

August	6,937,455	Spark Management	analysis, detection and	2022
2005		Method and Device	prevention of sparks in a
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
			create air movement and
			base level filtration

International Patents

Kronos has received formal notification from the Canadian Intellectual Property Office, the Mexican Institute of Industrial Property, Commonwealth of Australia Patent Office, the Intellectual Property Office of New Zealand and the Ukrainian Patent Office indicating that six patents have been examined and allowed for issuance as patents.  There are a number of other patent applications corresponding to Kronos' fourteen U.S. Patents that have been filed and are pending outside of the United States.

Kronos intends to continue to aggressively file patent applications in the U.S. and internationally.  A number of additional patent applications have been filed for, among other things, the control and management of electrostatic fluid acceleration.  These additional patent applications are either being examined or are awaiting examination by the Patent Office.

Intellectual Property Transfer

In March 2008, Kronos transferred U.S. Patents 6,919,698 and 7,157,704 and related foreign patents and patent applications to Tessera in conjunction with the execution of the Intellectual Property Transfer and License Agreement and the receipt of $3.5 million from Tessera.  The Agreement provided Tessera the additional right to acquire U.S. Patents 6,504,308 and 6,888,314 and related foreign and patent applications upon the payment of an additional $2.0 million, which purchase was completed on November 21, 2008.

MILESTONES

Our primary business objectives have been to secure the funding to support the Company’s effort to commercialize its proprietary technology while continuing to expand its research into new product applications.  In the fiscal year ended June 30, 2008, the Company received $2.6 million in funding and bridge loan financing from investors with an investor option to fund an additional $14.0 million. .  On April 1,2008 the Company repaid $0.6 million of the bridge loan from funds received from the initial Tessera purchase transaction to Airworks and Hilltop. Also on April 1, 2008 the Company repaid $0.9 million of principle and interest to Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co. (UK) Ltd. (collectively “Critical Capital”)See “Recent Development Regarding Kronos’ Secured Lenders” for a discussion of additional developments regarding the financial condition of the Company and its secured financing arrangements.

Our second objective was to launch Kronos-based standalone consumer products.  During the fiscal year ended June 30, 2008, despite the success of the Company in developing and testing a viable consumer product, the Company was not able to achieve its objective of having its residential, retail consumer products partner bring that product to market. The identified partner was unable to perform its obligation under the terms of the agreement.

Our third objective was to continue on our agreements with EOL.  The Company provided technical services and electronics to EOL as EOL completed development of a medical air purifier and began selling the product into the hospital marketplace.  The Company generated $55,000 in revenue during the fiscal year ended June 30, 2008, through the sale of Kronos proprietary electronics and from royalties from EOL sale of Kronos-based air purification devices in Russia and other select Commonwealth of Independent States.  The Company provided technical support for embedded applications of Kronos technology with DESA by designing and building prototype devices for DESA in the embedded residential fireplace market.

In addition, during the year the Company:

(i)
executed in March 2008, an Intellectual Property Transfer and License Agreement with Tessera Technologies, Inc. (“Tessera”) for the transfer and license of certain intellectual property (IP) rights related to Kronos proprietary technologies to Tessera.  Kronos initially received $3.5 million from Tessera in exchange for the transfer of select Kronos patents covering micro-cooling applications and for an exclusive license to the Kronos technology for the field of ionic micro-cooling of integrated circuit devices or discrete electrical components.  Kronos retained the rights to use these patents for applications outside of the field of micro-cooling.  Tessera has exercised its further right to acquire additional Kronos IP relating to micro-cooling applications for four quarterly payments of $0.5 million each beginning in July 1, 2008. Kronos received a payment of $0.5 million on July 1, 2008, a payment of $0.5 million on October 1, 2008, and an accelerated payment of $1.0 million on November 21, 2008, for the remaining payments due on January 1, 2009 and April 1, 2009.  The receipt of this $2.0 million constitutes payment in full for the remaining micro-cooling related patents subject to the agreement with Tessera.  The Company and Tessera have the option to continue to jointly develop new technologies in this field;

(ii)
executed on a Phase II award and a Phase III award from the Washington Technology Center in conjunction with the University of Washington and Intel Corporation for a research and development project based on a novel cooling system for microelectronics and computer chips;

(iii)	continued to serve as a member and an industrial partner in the Federal Aviation Administration's (FAA) Air Transportation Airliner Cabin Environment Research Center of Excellence (ACER CoE); and

(iv)
pursued new opportunities initiated by several leading global home appliance manufacturers for the development of select residential applications of our technology, including silent kitchen range hoods.  These opportunities generated $37,000 in revenue during the fiscal year ended June 30, 2007, and an additional $34,000 in revenue in fiscal 2008.

The Company on June 20, 2008, terminated the Employment Agreement for Daniel R. Dwight, its former President and Chief Executive officer, pursuant to terms of the Severance Agreement, as attached.  Additionally Kronos terminated all employees as of October 24, 2008, except for R. Tusing, its acting president, and Igor Krichtafovitch, the Company’s Chief Technology Officer.

On September 29, 2008, Kronos received a notice of event of default from AirWorks Funding LLLP (“AirWorks”) with respect to the Secured Convertible Promissory Note (the “Promissory Note”) due June 19, 2010, issued by the Company to AirWorks.  The notice stated that (1) an Event of Default under Section 2.1(a) of the Promissory Note has occurred due to the failure of the Company to make interest payments on the Promissory Note and (2) the entire principal amount of, and the interest on, the Promissory Note is declared immediately due and payable in the principal amount of $3,551,735 plus interest.  The Company requested funding from the senior lenders but was declined.  The Company is evaluating the status of the alleged default.

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

The lenders are:  (i) AirWorks Funding LLLP, a newly-formed limited partnership (“AirWorks”); (ii) Critical Capital Growth Fund, L.P. and various Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co. (UK) Ltd. (collectively “Critical Capital”) and (iii) Hilltop Holding Company, LP, a Delaware limited partnership, (‘Hilltop”).

The loan is secured by all of the Company's assets and is convertible into shares of the Company's common stock at a conversion price of $0.003 per share, subject to adjustment under certain circumstances.  Future installments under the Funding Agreement, up to $13,900,000, may be advanced at the discretion of the lenders, even if not requested by the Company.  Under the Funding Agreement and related notes, the Company pays interest at the rate of 12% per annum.  On March 13, 2008, Critical Capital agreed to extend the maturity date of their note until April 30, 2008 and on April 1, 2008, the Company repaid Critical Capital the full principal amount and interest on the note.  With respect to all other loan amounts, interest is payable quarterly starting January 1, 2008, and outstanding principal is due and payable June 19, 2010, unless earlier converted at the option of the lenders.  Airworks, effective as of January 1, 2008, in agreement with the Company, agreed to defer payment of quarterly interest expenses for an unspecified period, until the Company received of Notice of Default by Airworks on September 29, 2008.

Also in connection with the Funding Agreement, several Kronos option and warrant holders delivered standstill agreements pursuant to which such holders agreed not to exercise their options or warrants before December 31, 2007.  Several stockholders also entered into Voting Agreements with the lenders pursuant to which they agreed to vote, if and when proposed to shareholders, in favor of certain corporate governance and other matters specified therein.

On December 31, 2007, the Company issued 243,813,400 shares of Kronos Common Stock to Airworks and Hilltop following conversion of $731,440 of debt pursuant to terms of the Funding Agreements.

In accordance with the Funding Agreement, on April 14, 2008, the lenders exercised their right to designate a majority of the members of the Company's Board of Directors and five new additional Board members were appointed to the Kronos Board of Directors:  Richard Perlman, Jack Silver, James Price, Marc Kloner and Barry Salzman.  The Funding Agreement contains usual and customary representations and warranties and also contains certain covenants that prohibit the Company from undertaking certain actions without the consent of AirWorks, including additional funding.

On September 29, 2008, Kronos received a notice of event of default from AirWorks Funding LLLP (“AirWorks”) with respect to the Secured Convertible Promissory Note (the “Promissory Note”) due June 19, 2010, issued to by the Company to AirWorks.  The notice states that (1) an Event of Default under Section 2.1(a) of the Promissory Note has occurred due to the failure of the Company to make interest payments on the Promissory Note and (2) the entire principal amount of, and the interest on, the Promissory Note is declared immediately due and payable in the amount of $3,551,735 plus interest.

The Kronos Board of Directors appointed an Independent Board Committee to address the Notice of Default.  The Independent Board Committee, whose members are James McDermott and M. J. Segal continues to work with the lenders to determine an appropriate course of action in response to the receipt of the Notice of Default.

The Company received correspondence from Frederic R. Gumbinner and Richard A. Sun, as second secured lien holders, concerning claims for late payments and subsequent related penalties with respect to outstanding loans by Mr. Gumbinner and Mr. Sun.  The Company has responded that the obligation to its senior secured lien holders supercedes and takes priority to the claims of the second secured lien holders and the existing intercreditor agreements among the secured lenders sets for the applicable rights, obligations and responsibilities between the lenders.

EMPLOYEES

As of October 24, 2008, Kronos and its subsidiaries had reduced it’s staffing from fourteen to two full-time employees.  Of the two full-time employees, one works in general management, and one in product development and research.  None of the employees are represented by unions.  There has been no disruption of operations due to a labor dispute.

FACTORS AFFECTING KRONOS' BUSINESS AND PROSPECTS

We are subject to various risks, which may have a material adverse effect on our business, financial condition and results of operations, and may result in a decline in our stock price.  Certain risks are discussed below:

We do not have sufficient cash to continue operations and require significant additional financing to sustain our operations, and are exploring alternatives to sell, license or liquidate the assets of the Company.

At June 30 2008, and June 30, 2007, we had a working capital deficit of $2.1 million and $1.2 million, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2008, includes an explanatory paragraph stating that our recurring losses from operations and working capital deficiency raise doubt about our ability to continue as a going concern.  For the fiscal years ended June 30, 2008, and 2007, we had an operating cash flow deficit of $0.2 million and $3.0 million and a cash balance of $872,000 and $364,000, respectively.  Kronos is seeking alternatives to sell, license or liquidate partial or all of the Company’s assets to satisfy secured lenders’ obligations.

We do not have funds to satisfy secured loans and if the alleged event of default is enforced, the Company will have all assets foreclosed.

On September 29, 2008, Kronos received a notice of event of default from AirWorks Funding LLLP (“AirWorks”) with respect to the Secured Convertible Promissory Note (the “Promissory Note”) due June 19, 2010, issued by the Company to AirWorks.  The notice stated that (1) an Event of Default under Section 2.1(a) of the Promissory Note has occurred due to the failure of the Company to make interest payments on the Promissory Note and (2) the entire principal amount of, and the interest on, the Promissory Note is declared immediately due and payable in the principal amount of $3,551,735 plus interest.  The Company requested funding from the senior lenders but was declined.  The Company is evaluating the status of the alleged default.

The Funding Agreement with the Company’s secured lenders provides that in the event of default, the lenders have the right to seek foreclosure of all of the assets of the Company, including all intellectual property and patent rights, all physical goods and equipment and all contractual rights including license Agreements.  In light of the Company’s financial condition, if the Company is unable to negotiate an agreement with its secured lenders or is unable to consummate a strategic transaction, the secured lenders may enforce their rights under the Funding Agreement and all of the Company’s remaining assets will be foreclosed and transferred to AirWorks and Hilltop.

We have a limited operating history with significant losses and have terminated our operations.

We have a limited operating history and have not been able to establish any history of profitable operations.  We incurred a net loss of $4.4 million for the fiscal year ended June 30, 2008, and a net loss of $2.35 million for the fiscal year ended June 30, 2007. As a result, at June 30, 2008, and June 30, 2007, we had an accumulated deficit of $37.8 million and $33.5 million, respectively.  Our revenues and cash flows from operations have not been sufficient to sustain our operations.  On October 24, 2008, the Company terminated all but two of its employees and ceased substantially all of its operating activities.

Existing stockholders will experience significant dilution from the issuance of shares under our secured financing or any equity financing.

The issuance of shares pursuant to the conversion of the AirWorks and Hilltop Secured Convertible Promissory Note, the exercise of stock options and warrants or any other future equity financing transaction will have a dilutive impact on our stockholders.  As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline.

Our failure to enforce protection of our intellectual property would have a material adverse effect on our business.

A significant part of our success depends in part on our ability to obtain and defend our intellectual property, including patent protection for our products and processes, preserve our trade secrets, defend and enforce our rights against infringement and operate without infringing the proprietary rights of third parties, both in the United States and in other countries.  Our limited amount of capital impedes our current ability to protect and defend our intellectual property.  The validity and breadth of our intellectual property claims in ion wind generation and electrostatic fluid acceleration and control technology involve complex legal and factual questions and, therefore, may be highly uncertain. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.  Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights.  Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future.  We do not have sufficient funds to enforce protection of our intellectual property.

Possible future impairment of intangible assets would have a material adverse effect on our financial condition.

Our net intangible assets of approximately $1.5 million as of June 30, 2008, consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003 and capitalized legal costs for securing patents.  Intangible assets comprise 58% of our total assets as of June 30, 2008.  Intangible assets are subject to periodic review and consideration for potential impairment of value.  Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets.  In the case of our intangible assets, specific factors that could give rise to impairment would be, but are not limited to, an inability to obtain patents, the untimely death or other loss of Dr. Igor Krichtafovitch, the lead inventor of the Kronos technology and Kronos Air Technologies Chief Technology Officer, or the ability to create a customer base for the sale Kronos-based products.  Should an impairment occur, we would be required to recognize it in our financial statements.  A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

Our common stock is deemed to be "penny stock," subject to special requirements and conditions and may not be a suitable investment.

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934.  Penny stocks are stocks:

-	with a price of less than $5.00 per share;

-	that are not traded on a national stock exchange;

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

ITEM 2. PROPERTIES

Our principal executive office is located at 464 Common Street, Suite 301, Belmont, Massachusetts.  The Company’s Research and Product Development facility is located at 15241 NE 90th Street, Redmond, Washington.  Kronos is committed through September 30, 2009, to annual lease payments on operating leases for 6,000 square feet of office/research and product development premises.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company may be subject to lawsuits in the normal course of business.

Thompson E. Fehr has filed a complaint in the state of Utah, in the Second Judicial District Court in Weber County, against Kronos with respect to prior services rendered to High Voltage Integrated, Inc. (HVI), based on unpaid patent counsel services totaling $47,130 by Fehr to HVI.  Fehr has filed total damages claims of $444,900.00.  The Company believes this complaint is without merit and is vigorously defending itself.

Daniel R. Dwight filed a lawsuit on October 17, 2008, in the state of Massachusetts, in Suffolk County Superior Court, against Kronos for lack of payments pursuant to the Severance Agreement dated May 16, 2008 for claims of $187, 437 plus interest and attorney fees.. The Company believes its obligations to its Secured Lenders supercede the payment obligations to Mr. Dwight and will vigorously defend itself.

Allstate Insurance Company, as subrogee of David Buell, filed a complaint in the state of Michigan against HoMedics, Inc. and Kronos with respect to damages related to a fire in the home of Mr. Buell, which resulted in $244,155 in damages.  Under the terms of the Company’s general liability insurance policy, this matter was addressed by the Company's insurance carrier, Argonaut Group, and settled during the year. Kronos executed a full release of this matter on December 12, 2007.

In addition, the Company received correspondence from Frederic R. Gumbinner and Richard A. Sun, as second secured lien holders, concerning claims for late payments and subsequent related penalties with respect to outstanding loans by Mr. Gumbinner and Mr. Sun.  The Company has responded that the obligation to its senior secured lien holders supercedes and takes priority to the claims of the second secured lien holders and the existing intercreditor agreements among the secured lenders sets for the applicable rights, obligations and responsibilities between the lenders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "KNOS."  Our high and low bid prices by quarter during fiscal 2008 and 2007 are presented as follows:

	FISCAL YEAR 2008
	HIGH	LOW
First Quarter (July 2007 to September 2007)	$0.0195	$0.012
Second Quarter (October 2007 to December 2007)	$0.020	$0.013
Third Quarter (January 2008 to March 2008)	$0.019	$0.012
Fourth Quarter (April 2008 to June 2008)	$0.0145	$0.005

	FISCAL YEAR 2007
	HIGH	LOW
First Quarter (July 2006 to September 2006)	$0.048	$0.019
Second Quarter (October 2006 to December 2006)	$0.024	$0.012
Third Quarter (January 2007 to March 2007)	$0.021	$0.006
Fourth Quarter (April 2007 to June 2007)	$0.028	$0.008

On January 9, 2008, the closing price of our common stock as reported on the Pink Sheets was $0.0002 per share. On January 9, 2008, we had approximately 2,500 beneficial stockholders of our common stock and 487,626,791 shares of our common stock were issued and outstanding.

DIVIDENDS

We have not declared or paid dividends on our common stock during fiscal 2008 or 2007 and do not plan to declare or pay dividends on our common stock during fiscal 2009.  Our dividend practices are determined by our Board of Directors and may be changed from time to time. We will base any issuance of dividends upon our earnings (if any), financial condition, capital requirements, acquisition strategies, and other factors considered important by our Board of Directors.  Nevada law and our Articles of Incorporation do not require our Board of Directors to declare dividends on our common stock.  We expect to retain any earnings generated by our operations for the development and expansion of our business and do not anticipate paying any dividends to our stockholders for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Except as otherwise noted, all of the following shares were issued and options and warrants granted pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering“. Each such issuance was made pursuant to individual contracts, which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about Kronos to make an informed investment decision.  Among this information was the fact that the securities were restricted securities.

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

On April 27, 2007, we issued three year Convertible Promissory Notes to two accredited investors for $200,000 convertible into shares of Kronos common stock at $0.003 per share.

On June 18, 2007, we issued 80 million stock options to employees and directors.  The ten-year options vest two-thirds upon issuance and one- third over the following twelve months and convert into shares of Kronos common stock at $0.016 per share.

On June 19, 2007, we issued three year Secured Convertible Promissory Notes to a group of institutional investors for up to $17.3 million convertible into shares of Kronos common stock at $0.003 per share.  As of June 30, 2007, $3.4 million of the $17.3 million had been funded.  As of December 31, 2007, an additional $1.430 million had been funded. On December 31, 2007, the Company issued 243,813,400 shares of Kronos Common Stock to Airworks and Hilltop following conversion of $731,440 of debt pursuant to terms of the Funding Agreements. As of March 31, 2008, an additional $.475 million had been funded.  A bridge loan in the amount of $.628 million was issued between January 31, 2008 and March 31, 2008, which was repaid in full on April 1, 2008.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this filing.  Certain statements within this Item and throughout this Annual Report on Form 10-KSB and the documents incorporated herein are "forward-looking statements“.

GENERAL

On September 29, 2008, Kronos Advanced Technologies, Inc. (“Kronos” or the “Company”) received a notice of event of default from AirWorks Funding LLLP (“AirWorks”) with respect to the Secured Convertible Promissory Note (the “Promissory Note”) due June 19, 2010, issued by the Company to AirWorks.  The notice states that (1) an Event of Default under Section 2.1(a) of the Promissory Note has occurred due to the failure of the Company to make interest payments on the Promissory Note and (2) the entire principal amount of, and the interest on, the Promissory Note is declared immediately due and payable in the principal amount of $3,551,735 plus interest.

The Company has been, and continues to be, in discussions with its secured lenders regarding the outstanding obligations under the AirWorks and Hilltop promissory notes, the alleged occurrence of an event of default, and the future operational plan of the Company.  In connection with the foregoing and in light of the Company’s financial condition (including with respect to certain other obligations of the Company), the Board of Directors has appointed an independent committee, consisting of James P. McDermott and M. J. Segal, to investigate the alleged event of default, analyze the current status of the Company, and review alternatives for maximizing the value of the Company’s assets including the sale or license of such assets or the liquidation of the Company. If a sale is not authorized and the secured lenders exercise their rights under their promissory notes, the secured lenders would have the right to foreclose upon the assets of the Company.  Further, if the Company is unable to consummate a strategic transaction or if the secured lenders foreclose upon the Company’s assets, there can be no assurance that there will be any assets or proceeds remaining after repayment of all amounts due to the secured lenders.  The terms of the promissory notes to the secured lenders do not allow the Company to raise new funding to cure the alleged occurrence of an event of default without the consent of the secured lenders.

The Company received notification from James P. McDermott and M.J. Segal on the dates of December 22, 2008 and December 23, 2008 respectively, that Mr. McDermott and Mr. Segal have resigned from the Kronos Board of Directors.

Kronos Advanced Technologies, Inc. was a product development and production company that has developed and patented technology that fundamentally changes the way air is moved, filtered and sterilized.  Among the achievements of the Company over the past twelve months included the following:

•	Business Development, Marketing and Sales:

-	earned $3,326,927 in revenue from Tessera for the transfer and license of certain intellectual property (IP) rights related to Kronos proprietary technologies to Tessera;

-	earned $339,000 in revenue from the sale of electronics, royalties from the sale of finished products and development contracts for embedded product applications;

-
initiated discussions with residential distributors of standalone air purifiers to consumers and health care product distributors to medical practitioners as the Company’s seeks to secure orders for the sale of Kronos developed and produced air purification products;

-	awarded a Washington Technology Center Phase III grant for developing a novel approach to cooling micro chips and completed all deliverables pursuant to the award.

•	Operations:

-	expanded our product development resources, including the recruitment of a senior product development and engineering leader;

-	completed testing of efficient consumer standalone air purification products;

-	developed a viable standalone air purifier for the medical market with the Company’s strategic partner, EOL;

-	developed prototype range hoods for two leading global appliance manufacturers;

-	developed prototype products with Company’s strategic partner, DESA, for the embedded heater market;

-	completed design of a residential air purifier product and began negotiations with manufacturing and product distributors.

•	Technology and Intellectual Property:

-	secured additional U.S. and international patents for our proprietary technology and made additional patent filings;

-
expanded our product claims platform to include independent verification of Kronos' technology's ability to decontaminate rooms infected with bacteria and viruses and sterilize air flows contaminated with anthrax and E.coli spores and Staphylococcus aureus and Bacillus cereus bacteria.

Recent Developments

AirWorks and Hilltop Secured Financing.  In June 2007, Kronos entered into a Funding Agreement with AirWorks, RS Properties I LLC and various other lenders providing for a loan, at the discretion of the lenders, in the aggregate amount of up to $18,159,000.  At the initial closing, the Company received an initial advance of $4,259,000.  After the initial closing RS Properties assigned to Hilltop its promissory note together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement.  Following the initial closing, the Company received an additional $2,533,000 in funding from AirWorks and Hilltop under the terms of the Funding Agreement and related notes, including the Promissory Note.  Interest on the AirWorks and Hilltop notes became payable quarterly starting January 1, 2008.

On December 31, 2007, AirWorks and Hilltop converted $731,440 of their promissory notes into shares of the Company’s common stock.  On April 1, 2008, the Company repaid (1) an aggregate of $628,000 of the principal of the AirWorks and Hilltop promissory notes and (2) the entire principal amount ($859,000) of the promissory notes issued to the other lenders.  As a result of the foregoing, as of December 1, 2008, (a) the outstanding principal amount of the AirWorks Promissory Note was $3,426,135 and there was $567,037 of accrued interest and (b) the outstanding principal amount of the Hilltop promissory note was $1,147,425 and there was $60,022 of accrued interest.

Kronos received notice of alleged event of default by Airworks LLLP on September 29, 2008.  The Company has formed an Independent Board Committee to address the actions the Company must make in response.  The Independent Board Committee members are James McDermott and M. J. Segal.  The Independent Board Committee has engaged the services of K&L Gates as independent counsel.  See Part 1. Item 1. Business—Recent Developments Regarding Kronos’ Secured Lenders.

The Company received notification from James P. McDermott and M.J. Segal on the dates of December 22, 2008 and December 23, 2008 respectively, that Mr. McDermott and Mr. Segal have resigned from the Kronos Board of Directors.

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

Valuation of Goodwill, Intangible and Other Long Lived Assets.  We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill.  The criteria used for these evaluations include management's estimate of the asset's ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, the strategic significance of any identifiable intangible asset in our business objectives, as well as the market capitalization of Kronos.  We have used certain key assumptions in building the cash flow projections required for evaluating the recoverability of our intangible assets.  We have assumed revenues from the following applications of the Kronos technology:  consumer stand-alone devices, assisted care/skilled nursing stand-alone devices, embedded devices in the hospitality industry and in specialized military applications.  Expenses/cash out flows in our projections include sales and marketing, production, distribution, general and administrative expenses, research and development expenses and capital expenditures.  These expenses are based on management estimates and have been compared with industry norms (relative to sales) to determine their reasonableness.  We use the same key assumptions for our cash flow evaluation as we do for internal budgeting, lenders and other third parties; therefore, they are internally and externally consistent with financial statement and other public and private disclosures.  We are not aware of any negative implications resulting from the projections used for purposes of evaluating the appropriateness of the carrying value of these assets.  If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by Kronos.  Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives and utilization of the asset.

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

Share-Based Compensation. We adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the Modified Prospective Approach. Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted before but not yet vested based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (ii) compensation cost for all share-based payments granted or modified based on the estimated fair value at the date of grant or subsequent modification date in accordance with the provisions of SFAS No. 123R.

RESULTS OF OPERATIONS

Consolidated Statements of Operations For the Years Ended June 30, 2008 and 2007.

Our net losses for each of the fiscal years ended June 30, 2008, and June 30, 2007, were $4,357,000 and $2,351,000 respectively.  The increase in the net loss for the year ended June 30, 2008, as compared to the prior year, was principally the result of an increase in the accretion of amortization of note discount of $2,156,000 for the period ended June 30, 2008, compared to $34,000 for the period ended June 30, 2007, the gain on extinguishment of debt and warrant cancellation of $2,856,000 in Fiscal Year 2007 and additional interest in Fiscal Year 2007 of $247,000, is partially offset by the increase in revenues of $3,666,00, which includes revenues from Tessera of $3,327,000.

Revenue.  Revenues were generated through sales of Patents and Patent rights, sales of electronics, royalties from the sale of finished Kronos-based products and sale of services for design and development of Kronos devices at Kronos Air Technologies, Inc.  Revenues for the year ended June 30, 2008, were $3,666,000 compared with $160,000 in the prior year.  Revenues in the fiscal year ended June 30, 2008, were primarily from our Tessera agreement.

Cost of Sales.  Cost of sales for the year ended June 30, 2008, was $341,000 compared with $93,000 for the prior year.  Cost of sales in the year ended June 30, 2008, primarily consisted of costs associated with the sale of intellectual property to Tessera.

Selling, General and Administrative Expenses.  Selling, General and Administrative expenses for the year ended June 30, 2008, decreased $30,000 from the prior year to $4,877,000.  The decrease was principally the result of a $842,000 decrease in equity compensation as the result of a decrease in non-cash compensation associated with the expensing of stock options and a decrease of $164,000 in general expenses, partially offset by a $551,000 increase in compensation and benefits due to additional staff added during the year. The Company also incurred $253,000 in restructuring costs during the year for expenses associated with the severance cost to the Company’s former chief executive officer, and a research and development increase of $168,000, as the Company prioritized its limited resources on product development.

Gain on Extinguishment of Debt and Warrant Cancellation.  The Company did not record a gain on extinguishment of debt and warrants during the year ended June 30, 2008.  The non-cash gain on debt and warrant cancellation for the year ended June 30, 2007, was $2,856,000 and represented the settlement of the HoMedics debt and cancellation of 26.5 million warrants issued to HoMedics under the terms of the Settlement Agreement and General Release (refer to Note 13 to the Consolidated Financial Statements- Commitments and Contingencies).

Interest expense.  Interest expenses for the year ended June 30, 2008, increased by $281,000 to $649,720 from $368,000 for the year ended June 30, 2007, as a result of the increase in principal outstanding to AirWorks and Hilltop.

Consolidated Balance Sheets as of June 30, 2008

Our total assets at June 30, 2008, were $2,580,000 compared with $2,111,000 at June 30, 2007.  Total assets at June 30, 2008, and June 30, 2007, were comprised primarily of $1,547,000 and $1,723,000, respectively, of patents/intellectual property and $872,000 and $364,000, respectively, of cash.  Total current assets at June 30, 2008, and 2007 were $1,023,000 and $381,000, respectively, while total current liabilities for those same periods were $3,080,000 and $1,589,000, respectively, creating a working capital deficit of $2,058,000 and $1,208,000 at each respective period end.  Liabilities were reclassified from long term to short term debt as a result of the receipt of the notice of default. The working capital deficit at June 30, 2008, was primarily due to notes payable and accrued interest and at June 30, 2007, due to short term borrowings from Sands Brothers, accounts payable and notes payable to employees.  Due to the alleged default of the Company’s Note Payable, all related debt has been reclassified to current liabilities.

Stockholders' deficit as of June 30, 2008, was $500,000.  The beneficial conversion feature associated with the issuance of convertible debt ($2,105,000), the sale and issuance of common stock for repayment of debt and services ($755,000) and the issuance of common options for compensation and services ($710,000) was partially offset by the $4,357,000 net loss for the twelve months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt and customer contracts for research and product development to finance our operations.

Net cash flow used in operating activities was $0.17 million for the year ended June 30, 2008.  We were able to satisfy most of our cash requirements for this period from the proceeds of the convertible secured promissory notes with AirWorks, Hilltop and other lenders and the proceeds from the sale of intellectual property assets and patents to Tessera, Inc.

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

The lenders are:  (i) AirWorks Funding LLLP, a newly-formed limited partnership (“AirWorks”); (ii) Critical Capital Growth Fund, L.P. and various Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co. (UK) Ltd. (collectively “Sands”) and (iii) RS Properties I LLC, a New York-based private investment company (“RS Properties”).  Subsequently, RS Properties assigned to Hilltop Holding Company, LP, a Delaware limited partnership, (‘Hilltop”) its promissory note together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement.

The loan is secured by all of the Company's assets and is convertible into shares of the Company's common stock at a conversion price of $0.003 per share, subject to adjustment under certain circumstances. Future installments under the Funding Agreement, up to $13,900,000, may be advanced at the discretion of the lenders, even if not requested by the Company.  Under the Funding Agreement and related notes, the Company pays interest at the rate of 12% per annum.  Of the total amount of the initial advance, interest is paid monthly starting July 1, 2007, on $859,000, which principal amount is due and payable December 31, 2007.  Such amount may be converted into Kronos common stock at the option of the holder at the $0.003 conversion price only if not paid in full by December 31, 2007.  On March 13, 2008, Critical Capital and Sands Brothers agreed to extend the maturity date of their note until April 30, 2008.  On April 1, 2008, the Company repaid Critical Capital and Sands Brothers the full principal amount and interest on the note.  With respect to all other loan amounts, interest is paid quarterly starting January 1, 2008, and outstanding principal is due and payable June 19, 2010, unless earlier converted at the option of the lenders.  Assuming that the maximum loan amount is advanced under the Funding Agreement and related notes and that the lenders convert the entire amount of the loan into Kronos common stock at the noted conversion price, the lenders would own approximately 93.3% of the Company's total equity on a fully diluted, as converted basis.

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

On September 29, 2008, the Company received a notice of event of default from AirWorks with respect to the Secured Convertible Promissory Note due June 19, 2010 (the “Promissory Note”), issued to by the Company to AirWorks.  The notice states that (1) an Event of Default under Section 2.1(a) of the Promissory Note has occurred due to the failure of the Company to make interest payments on the Promissory Note, and (2) the entire principal amount of, and the interest on, the Promissory Note is declared immediately due and payable in the amount of $3,551,735 plus interest.

The Company has been, and continues to be, in discussions with its secured lenders regarding the outstanding obligations under the AirWorks and Hilltop promissory notes, the alleged occurrence of an event of default, and the future operational plan of the Company.  In connection with the foregoing and in light of the Company’s financial condition (including with respect to certain other obligations of the Company), the Board of Directors has appointed an independent committee, consisting of James P. McDermott and M. J. Segal, to investigate the alleged event of default, analyze the current status of the Company, and review alternatives for maximizing the value of the Company’s assets including the sale or license of such assets or the liquidation of the Company. The Company has a limited time to authorize a sale, as the period for forbearance by the secured lenders is under discussion. If a sale is not authorized and the secured lenders exercise their rights under their promissory notes, the secured lenders would receive the assets of the Company.  Further, if the Company is able to consummate a strategic transaction or if the secured lenders foreclose on the Company’s assets, there can be no assurance that there will be any assets or proceeds remaining after repayment of all amounts due to the secured lenders.  The terms of the promissory notes to the secured lenders do not allow the Company to raise new funding to cure the alleged occurrence of an event of default without the consent of the secured lenders.

GOING CONCERN OPINION

The Report of Independent Registered Public Accounting Firm includes an explanatory paragraph to their audit opinions issued in connection with our 2008 and 2007 financial statements that states that we do not have significant cash or other material assets to cover our operating costs and debt obligations.  Our receipt of the notice of event of default from Airworks and our inability to obtain additional funding will largely determine our ability to continue in business.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As a result of the Company’s financial condition, it has discontinued substantially all of its operating activities.  Kronos is focused on prioritizing its limited resources on either selling or licensing the Company’s technology or liquidating the assets of the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements appear beginning at page F-1.

KRONOS ADVANCED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Kronos Advanced Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Kronos Advanced Technologies, Inc. and Subsidiary as of June 30, 2008, and 2007 and the related consolidated statements of operations, stockholders' equity/(deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kronos Advanced Technologies, Inc. and Subsidiary as of June 30, 2008, and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

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

/s/ Sherb & Co., LLP
Sherb & Co., LLP

New York, New York
December 15, 2008

KRONOS ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2008	2007
Assets
Current Assets
Cash	$871,970	$363,955
Accounts receivable, net of allowance of $20,000 at June 30, 2008	-	5,027
Other Current Assets	151,044	12,138
Total Current Assets	1,023,014	381,120

Property and Equipment	63,793	53,949
Less: Accumulated Depreciation	(52,550)	(47,401)
Net Property and Equipment	11,243	6,548

Other Assets
Intangibles, net	1,546,493	1,723,150
Total Other Assets	1,557,736	1,723,150
Total Assets	$2,580,750	$2,110,818

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$577,028	$359,019
Accrued expenses	323,751	125,000
Accrued expenses and payables to officers	6,303	22,699
Accrued interest expense	431,300	21,303
Notes payable, current portion	4,773,559	859,000
Notes payable to officers	110,484	202,307
Discount for Beneficial Conversion Feature	(3,314,620)	-
Deferred revenue	173,074	-
Total Current Liabilities	3,080,879	1,589,328

Long Term Liabilities
Notes payable	-	3,600,000
Discount for Beneficial Conversion Feature	-	(3,365,845)
Total Long Term Liabilities	-	234,155
Total Liabilities	3,080,879	1,823,483

Stockholders' Equity(Deficit)
Common stock, authorized 500,000,000 shares of $.001 par value Issued and outstanding – 487,626,691 and 242,342,803, respectively	487,627	242,343
Capital in excess of par value	36,837,962	33,513,598
Accumulated deficit	(37,825,718)	(33,468,606)
Total Stockholders' Equity(Deficit)	(500,129)	287,335
Total Liabilities and Stockholders' Equity(Deficit)	$2,580,750	$2,110,818

The accompanying notes are an integral part of these financial statements.

KRONOS ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2008	2007
Sales	$3,665,977	$160,478
Cost of sales	340,994	93,373
Gross Profit	3,324,983	67,105

Selling, General and Administrative expenses

Compensation and benefits (includes $688,514 and $1,530,764 of equity compensation)	2,220,575	2,512,365
Restructuring	253,262	-
Professional services	958,851	948,212
Depreciation and amortization	448,257	479,282
Research and development	356,827	188,101
Insurance	113,456	112,819
Facilities	125,385	100,538
Other selling general and administrative expenses	400,537	565,485
Total Selling, General and Administrative expenses	4,877,150	4,906,802

Net Operating Loss	(1,552,167)	(4,839,697)

Other Income (Expense)

Gain on Extinguishment of Debt and Warrant Cancellation	-	2,856,194
Accretion of Note Discount	(2,156,225)	-
Other Income	-	-
Interest Expense	(648,720)	(367,944)

Net Loss	$(4,357,112)	$(2,351,447)

Basic and Diluted Loss Per Share:
Net Loss	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	366,819,276	200,022,410

The accompanying notes are an integral part of these financial statements.

KRONOS ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

			Capital in		Total
	Common Stock		Excess of Par	Accumulated	Stockholders'
	Shares	Amount	Value	Deficit	Equity/(Deficit)
Balance at June 30, 2006	144,499,657	$144,500	$27,828,241	$(31,117,159)	$(3,144,418)
Shares issued for cash	97,843,146	97,843	1,282,094		1,379,937
Stock options issued for employee services	-	-	1,268,600	-	1,268,600
Stock options issued for Board Service	-	-	22,137	-	22,137
Stock options issued for consulting services	-	-	240,027	-	240,027
Value of warrants issued during debt restructuring	-	-	(527,501)	-	(527,501)
Value of discount on beneficial conversion feature	-	-	3,400,000	-	3,400,000
Net loss for the year ended June 30, 2007	-	-	-	(2,351,447)	(2,351,447)
BALANCE at June 30, 2007	242,342,803	242,343	33,513,598	(33,468,606)	287,335

Shares issued for repayment of debt	243,813,000	243,813	487,628	-	731,441
Shares issued for services	1,470,888	1,471	22,056	-	23,527
Stock options issued for employee services	-	-	688,514	-	688,514
Stock options issued for Board Service	-	-	4,500	-	4,500
Stock options issued for consulting services	-	-	16,666	-	16,666
Value of discount on beneficial conversion feature	-	-	2,105,000	-	2,105,000
Net loss for the year ended June 30, 2008	-	-	-	(4,357,112)	(4,357,112)
BALANCE at June 30, 2008	487,626,691	$487,627	$36,837,962	$(37,825,718)	$(500,129)

The accompanying notes are an integral part of these financial statements.

KRONOS ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,357,112)	$(2,351,446)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	448,257	479,282
Gain on debt restructuring	-	(2,856,222)
Accretion of Note Discount	2,156,225	-
Stock based compensation	709,681	1,530,765
Provision for Doubtful Accounts	20,000	-
Change In:
Accounts receivable	(14,973)	4,973
Prepaid expenses and other assets	(138,906)	35,890
Deferred revenue	173,074	(20,000)
Accounts payable	241,536	252,132
Accrued expenses and other liabilities	592,352	(104,121)
Net cash used in Operating Activities	(169,866)	(3,028,747)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(9,844)	(2,194)
Disposition of Patents	197,322	-
Investment in patent protection	(463,774)	(173,127)
Net cash used in Investing Activities	(276,296)	(175,321)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash		1,379,937
Proceeds from short-term borrowings	628,000	989,476
Repayments of short-term borrowings	(1,578,823)	(1,999,713)
Proceeds from long-term borrowings	1,905,000	3,600,000
Retirement and repayment of long-term debt	-	(1,000,000)
Net cash provided by Financing Activities	954,177	2,969,700

NET (DECREASE) INCREASE IN CASH	508,015	(234,368)
CASH
Beginning of year	363,955	598,323
End of year	$871,970	$363,955

Supplemental schedule:
Interest paid in cash	$262,342	$289,140
Taxes paid in cash	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Notes convertible into common stock	$731,440	$384,000
Discount related to notes payable –
Beneficial Conversion Feature	$2,105,000	$3,400,000

Accounts payable converted to common stock	$23,527	$-

The accompanying notes are an integral part of these financial statements.

KRONOS ADVANCED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Kronos Advanced Technologies, Inc. ("Kronos") is a Nevada corporation (the "Company").  The Company's shares began trading on the over-the-counter bulletin board exchange on August 28, 1996, under the symbol "TSET." Effective January 12, 2002, the Company began doing business as Kronos Advanced Technologies, Inc. and, as of January 18, 2002, it changed the Company ticker symbol to "KNOS“ and is currently trading on the Pink Sheets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method.  The Company's consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a June 30 fiscal year end.

Principles of Consolidation.  The consolidated financial statements of the Company include those of the Company and its subsidiary for the periods in which the subsidiary was owned/held by the Company.  All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.  At June 30, 2008, the Company had only one subsidiary, Kronos Air Technologies, Inc.

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

Cash and Cash Equivalents.  The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents.  The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At June 30, 2008, the cash balances held at financial institutions were in excess of federally insured limits.

Accounts Receivable.  The Company provides an allowance for potential losses, if necessary, on trade accounts receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts.  Accounts receivable are shown net of allowances for doubtful accounts of $20,000 and $0 at June 30, 2008, and June 30, 2007, respectively.  The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectable.

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

Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company’s short-term financial instruments, including cash, other current assets, accounts payable, accrued expenses and notes payable approximate fair value at June 30, 2008 due to the relatively short period to maturity for these instruments.

Intangibles.  The Company uses assumptions in establishing the carrying value, fair value and estimated lives of the Company’s long-lived assets and goodwill.  The criteria used for these evaluations include management's estimate of the assets’ continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, the strategic significance of any identifiable intangible asset in its business objectives, as well as the market capitalization of the Company.  Cash flow projections used for recoverability and impairment analysis use the same key assumptions and are consistent with projections used for internal budgeting, and for lenders and other third parties. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Useful lives and related amortization or depreciation expense are based on the Company’s estimate of the period that the assets will generate revenues or otherwise be used by Kronos.  Factors that would influence the likelihood of a material change in the Company’s reported results include significant changes in the assets’ ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in the Company’s strategic business objectives, and utilization of the asset.

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

Stock, Options and Warrants Issued for Services.  Issuances of shares of the Company's stock to employees or third parties for compensation or services is valued using the closing market price on the date of grant for employees and the date services are completed for non-employees. Issuances of options and warrants of the Companies stock are valued using the Black-Scholes option model.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements; however, for some entities, the application of this statement will change current practices.  This statement is effective for financial statements for fiscal years beginning after November 15, 2007.  Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year.  Management believes this statement will have no impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  This statement applies to all entities, including not-for-profit organizations.  Most of the provisions of this statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  Some requirements apply differently to entities that do not report net income. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company is currently assessing the impact that SFAS 141(R) will have on its results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133“, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009.  The Company believes that, for the foreseeable future, this statement will have no impact on its financial statements once adopted.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

NOTE 3 - REALIZATION OF ASSETS AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has sustained losses from operations in recent years, and such losses have continued through the current year ended June 30, 2008.  In addition, the Company has used, rather than provided, cash in its operations.  The Company has attempted during the period to use its resources to commercialize its technology and develop viable commercial products and to provide for its working capital needs.

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

Management has taken the following steps with respect to its operating and financial requirements:

Tessera. In March 2008, Kronos executed an Intellectual Property Transfer and License Agreement with Tessera Technologies, Inc. (“Tessera”) for the transfer and license of certain intellectual property (IP) rights related to Kronos proprietary technologies to Tessera.  Kronos initially received $3.5 million from Tessera in exchange for the transfer of select Kronos patents covering micro-cooling applications and for an exclusive license to the Kronos technology for the field of ionic micro-cooling of integrated circuit devices or discrete electrical components.  Kronos retained the rights to use these patents for applications outside of the field of micro-cooling.  Tessera has exercised its further right to acquire additional Kronos IP relating to micro-cooling applications for four quarterly payments of $0.5 million each beginning in July 1, 2008. Kronos received a payment of $0.5 million on July 1, 2008, a payment of $0.5 million on October 1, 2008, and an accelerated payment of $1.0 million on November 21, 2008, for the remaining payments due on January 1, 2009 and April 1, 2009.  The receipt of this $2.0 million constitutes payment in full for the remaining micro-cooling related patents subject to the agreement with Tessera.  The Company and Tessera have the option to continue to jointly develop new technologies in this field.

EOL.  In December 2005, Kronos executed a non-exclusive License Agreement with EOL LLC, a Russian Federation corporation ("EOL"). Based in Korolev, Moscow Region, Russia.  EOL is leveraging the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices in select Commonwealth of Independent States.  The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria.  Under the terms of the five-year agreement, EOL is providing Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees.  The initial medical products are currently being marketed in Russia and marketing plans are being implanted in Ukraine, Kazakhstan, Moldova and Byelorussia.  During the fiscal year ended June 30, 2008, Kronos earned $55,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL.

Global Appliance Manufacturers. In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product.  This next generation range hood device represented the culmination of more than twelve months of product design and development efforts by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006.  In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer.  In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation.  In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos for testing and evaluation.  During the years ended June 30, 2008, Kronos earned $34,055 in revenue from the development of prototype devices for the residential range hood market place.

DESA.  In June 2006, the Company executed its first license for embedded applications of Kronos technology with DESA LLC ("DESA").  The agreement provided DESA the opportunity to embed the Kronos electrostatic air movement technology within fireplaces, hearth systems, zone heaters and mounted electric fans and heaters for minimum license payments.  In October 2006, DESA approved Kronos' designs for the first Kronos-based product and committed to the funding of the product development by Kronos.  In January 2007, DESA committed additional funds for Kronos exploration of a second Kronos-based product application.  By May 2007, various prototype configurations for each of the two product applications were under test and evaluation by Kronos and DESA.  Kronos does not have the funds to continue to pursue DESA applications.

Washington Technology Center.  In June 2007, the Washington Technology Center awarded the Company in conjunction with the University of Washington and Intel Corporation continued funding for a research and development project based on a novel cooling system for microelectronics and computer chips.  This Phase III award follows the Company’s Phase 1 and Phase II awards in December 2005 and June 2006, respectively.

NOTE 4 - OTHER CURRENT ASSETS

Other current assets consisted of the following at June 30,

	2008	2007
Lease deposits	$7,138	$7,138
Prepaid insurance	138,906	-
Prepaid Other	5,000	5,000
Prepaid and other current assets	$151,044	$12,138

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30,

	2008	2007
Office furniture and fixtures	$55,537	$45,694
Machinery and equipment	8,255	8,255
	63,793	53,949
Less accumulated depreciation	(52,549)	(47,401)

Net property and equipment	$11,243	$6,548

Depreciation expense for the years ended June 30, 2008, and 2007 was $5,148 and $1,273 respectively.

NOTE 6 - INTANGIBLES

Intangible assets consisted of the following at June 30,

	2008	2007
Marketing intangibles	$587,711	$587,711
Purchased patent technology	2,669,355	2,669,355
Developed patent technology	1,205,980	939,528
	4,463,046	4,196,594
Less accumulated amortization	(2,916,553)	(2,473,444)
Net intangible assets	$1,546,493	$1,723,150

Purchased patent technology includes property that was acquired in the Kronos acquisition.

Intangible assets are being amortized on a straight line basis over 10 years.  Amortization expense for the years ended June 30, 2008, and 2007 was $443,109 and $433,885, respectively.

Amortization of the Company's Intangible Assets shown above for the fiscal years ended June 30,

	2009	2010	2011	2012	2013
Marketing intangibles	$587,711	$587,711	$587,711	$587,711	$587,711
Purchased patent technology	2,669,355	2,669,355	2,669,355	2,669,355	2,669,355
Developed patent technology	1,205,980	1,205,980	1,205,980	1,205,980	1,205,980
	4,463,046	4,463,046	4,463,046	4,463,046	4,463,046
Less accumulated amortization	(3,362,856)	(3,720,212)	(3,899,581)	(4,078,950)	(4,236,142)
Net intangible assets	$1,100,190	$742,843	$563,465	$384,096	$226,904

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30,

	2008	2007
Accrued professional services	$35,000	$75,390
Accrued compensation and other (1)	288,751	49,610
	$323,751	$125,000
Accrued interest on notes
and to officers	437,603	44,002
	$761,354	$169,002

(1)	Includes $243,750 of restructuring costs expensed in the fourth quarter 2008 for severance to Mr. Dwight under terms of the agreement with the Company, see Note 14 Legal Proceedings.

NOTE 8 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

The Company had the following obligations as of June 30,

	2008	2007
Obligations to AirWorks Funding LLLP (1)	$3,426,135	$2,480,000
Obligations to Hilltop LLP/RS Properties LP(1)	1,147,425	920,000
Discount for Beneficial Conversion Feature (2)	(3,314,620)	(3,365,845)
Obligations to Sands Brothers (3)	-	859,000
Obligations to Gumbinner and Sun (1)	200,000	200,000
Obligation to current employees (4)	110,484	202,307
	1,569,424	1,295,462
Less:
Current portion	1,569,424	1,061,307
Total long term obligations net of
current portion	$-	$234,155

(1)  These notes bear interest at the rate of 12% are secured by the assets of the Company and convertible into shares of Kronos Common Stock at $0.0028 or are payable in full on June 19, 2010. On September 29, 2008, Kronos Advanced Technologies, Inc. (the “Company”) received a notice of event of default from AirWorks Funding LLLP (“AirWorks”) with respect to the Secured Convertible Promissory Note due June 19, 2010 (the “Promissory Note”), issued to by the Company to AirWorks, see Note 20 Subsequent Events.

(2)  Under Generally Accepted Accounting Principles, the Company recorded a discount for the Beneficial Conversion Feature (“BCF”) on the convertible debt issued to AirWorks and Hilltop LLP/RS Properties.  The amount of the BCF discount was calculated using the Black-Scholes model.  Because the maximum value of the BCF discount can not exceed the full value of the issued debt, the Company recorded the discount at the full value of the debt of $3,400,000 in 2007 and an additional BCF of $2,105,000 in 2008.  The BCF recognized  during 2008 was calculated for additional amounts of the notes received from Airworks and Hilltop, $1,905,000,  along with the note to Gumbinner and Sun, $200,000. The Company is amortizing the BCF discount over the three year life of the debt.  For the fiscal years ended June 30, 2008, and June 30 2007, the Company recorded a discount amortization of $2,156,225 and $34,155 respectively.

(3)  These notes bear interest at the rate of 12% are secured by the assets of the Company and were paid in full on April 1, 2008.

(4)  These notes bear interest at the rate of 12%. They represent obligation to current employees of the Company, which are due in full.

Payout of the Company's Notes Payable obligations listed above consisted of the following for the fiscal years ended June 30,

2009
Obligations to AirWorks Funding LLLP	$3,426,135
Obligations to Hilltop LLP	1,147,425
Obligation to current employees	110,484
Obligations to Gumbinner and Sun	200,000
$4,884,044

NOTE 9 - LEASES

The Company has entered into a non-cancelable operating lease for facilities.  Rental expense was approximately $83,400 and $73,128 for years ended June 30, 2008, and 2007 respectively.  Effective October 1, 2005, Kronos is committed through September 30, 2009, to annual lease payments on operating leases for 6,000 square feet of office/research and product development premises.

2009
Lease payments	$83,400

NOTE 10 - NET LOSS PER SHARE

As of June 30, 2008, there were outstanding options to purchase 90,259,775 shares of the Company's common stock and outstanding warrants to purchase 15,792,342 shares of the Company's common stock.  These options and warrants have been excluded from the loss per share calculation, as their effect is anti-dilutive.  As of June 30, 2007, there were outstanding options to purchase 89,065,771 shares of Kronos common stock and outstanding warrants to purchase 15,792,342 shares of Kronos common stock.  These options and warrants have been excluded from the loss per share calculation, as their effect is anti-dilutive.

NOTE 11 - INCOME TAXES

The composition of deferred tax assets and the related tax effects are as follows at June 30:

	2008	2007
Benefit from carryforward of capital
and net operating losses	$(8,138,840)	$(7,698,000)

Other temporary differences	(157,000)	(157,000)

Options issued for services	(806,000)	(551,000)
Less:
Valuation allowance	9,101,840	8,406,000
Net deferred tax asset	$-	$-

The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation.  The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

	June 30,
	2008		2007
	Amount	% of pre-tax Loss	Amount	% of pre-tax Loss
Benefit for income tax at:
Federal statutory rate	$(1,481,000)	(34.0)%	$(1,360,000)	(34.0)%
State statutory rate	(87,000)	(2.0)%	(80,000)	(2.0)%
Non-deductible expenses	872,160	1.4%	105,000	1.46%
Increase in valuation allowance	695,840	34.6%	1,335,000	34.64%
	$-	0.0%	$-	0.0%

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

At June 30, 2008, the Company has approximately $19.4 million of unused Federal net operating losses, $2.3 million capital losses and $15.2 million state net operating losses available for carryforward to future years.  The benefit from carryforward of such losses will expire in various years through 2026 and could be subject to limitations if significant ownership changes occur in the Company.

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

The Company granted non-qualified stock options totaling 1,383,333 and 85,426,320 shares in the years ended June 30, 2008, and 2007, respectively.  As of June 30, 2008 the Company currently had 88,462,000 stock options exercisable.  The Company does not have sufficient authorized shares currently available to fulfill the exercise of these non-qualified stock options.

The Company has obtained Standstill Letter Agreements from most of the option and warrant holders.  These agreements prevent the holders from exercising their right to convert said options or warrants until such time that the Company increases its number of authorized shares in order to be able to fulfill the exercise of these options or warrants.  The balance of the options and warrants the Company cannot control the exercise of are subject to a derivative liability at the fair market value of these instruments.  However, the fair market value of the said instruments was not material to the Company’s financial statements at December 31, 2007, March 31, 2008 and June 30, 2008. As a result, no such derivative liability was recorded.

A summary of the Company's stock option activity and related information for the years ended June 30, 2008 and 2007 is as follows (in thousands, except per share amounts):

		Weighted
		Average
	Shares	Exercise Price
Outstanding at June 30, 2006	22,783	0.240
Granted	85,426	0.018
Exercised	-	-
Cancelled	(19,144)	0.073
Outstanding as June 30, 2007	89,065	$0.063

Granted	1,384	0.021
Exercised	-	-
Cancelled	(189)	0.255
Outstanding as June 30, 2008	90,260	$0.063

A summary of options outstanding and exercisable at June 30, 2008 and 2007 is follows (in thousands, except per share amounts and years):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted
Range of		Life (in	Average	Range of
Exercise Prices	Options	years)	Exercise Price	Exercise Prices	Options
June 30, 2008
$0.71-$1.12	648	2.8	$0.82	$0.71-$1.12	648
$0.21-$0.70	1,030	3.4	$0.43	$0.21-$0.70	1,030
$0.00-$0.20	88,581	8.4	$0.02	$0.00-$0.20	86,784

June 30, 2007
$0.71-$1.12	648	3.8	$0.82	$0.71-$1.12	648
$0.21-$0.70	1,157	4.0	$0.43	$0.21-$0.70	1,157
$0.00-$0.20	87,260	9.4	$0.02	$0.00-$0.20	20,845

A summary of the Company's stock warrant activity and related information for the years ended June 30, 2008, and 2007 is as follows (in thousands, except per share amounts):

		Weighted Average
	Warrants	Exercise Price
Outstanding at June 30, 2006	42,300	$0.12
Granted	-	-
Exercised	-	-
Cancelled	(26,508)	$0.10
Outstanding as June 30, 2007	15,792	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as June 30, 2008	15,792	$0.15

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

The new lenders are:  (i) AirWorks Funding LLLP, a newly-formed limited partnership (“AirWorks”); (ii) Critical Capital Growth Fund, L.P. and various Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co. (UK) Ltd. (collectively “Sands”) and (iii) RS Properties I LLC, a New York-based private investment company (“RS Properties”).  Subsequently, RS Properties assigned to Hilltop Holding Company, LP, a Delaware limited partnership, (‘Hilltop”) its promissory note together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement.

The loan is secured by all of the Company's assets and is convertible into shares of the Company's common stock at a conversion price of $0.003 per share, subject to adjustment under certain circumstances.  Future installments under the Funding Agreement, up to $13,900,000, may be advanced at the discretion of the lenders, even if not requested by the Company.  Under the Funding Agreement and related notes, the Company pays interest at the rate of 12% per annum.  Of the total amount of the initial advance, interest is paid monthly starting July 1, 2007, on $859,000, which principal amount is due and payable December 31, 2007.  Such amount may be converted into Kronos common stock at the option of the holder at the $0.003 conversion price only if not paid in full by December 31, 2007.  On March 13, 2008, Critical Capital and Sands Brothers agreed to extend the maturity date of their note until April 30, 2008.  On April 1, 2008, the Company repaid Critical Capital and Sands Brothers the full principal amount and interest on the note.  With respect to all other loan amounts, interest is paid quarterly starting January 1, 2008, and outstanding principal is due and payable June 19, 2010, unless earlier converted at the option of the lenders. Assuming that the maximum loan amount is advanced under the Funding Agreement and related notes and that the lenders convert the entire amount of the loan into Kronos common stock at the noted conversion price, the lenders would own approximately 93.3% of the Company's total equity on a fully diluted, as converted basis.

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

The Funding Agreement also gives the lenders the right to designate a majority of the members of the Company's Board of Directors In accordance with the Funding Agreement, on April 14, 2008, the lenders exercised their right to designate a majority of the members of the Company's Board of Directors and five new additional Board members were appointed to the Kronos Board of Directors:  Richard Perlman, Jack Silver, James Price, Marc Kloner and Barry Salzman.  The Funding Agreement also contains usual and customary representations and warranties and covenants that prohibit the Company from undertaking certain actions without the consent of AirWorks.

Airworks, effective as of January 1, 2008, in agreement with the Company, agreed to defer payment of quarterly interest expenses for an unspecified period, until the Company received a Notice of Default by Airworks on September 29, 2008.

On September 29, 2008, Kronos received a notice of event of default from AirWorks with respect to the Secured Convertible Promissory Note due June 19, 2010 (the “Promissory Note”), issued to by the Company to AirWorks.  The notice states that (1) an Event of Default under Section 2.1(a) of the Promissory Note has occurred due to the failure of the Company to make interest payments on the Promissory Note and (2) the entire principal amount of, and the interest on, the Promissory Note is declared immediately due and payable in the amount of $3,551,735 plus interest.

Daniel R. Dwight, former President and Chief Executive Officer, and the Company entered into an employment agreement effective as of November 15, 2001, and was terminated June 20, 2008. The Company and Mr. Dwight entered into a Severance Agreement dated May 16, 2008, in which the Company recorded $243,750 as a restructuring cost in the results for the year ended June 30, 2008.  Richard F. Tusing, as of June 20, 2008, was appointed Acting President, Acting Chief Executive Officer, Chief Operating Officer, Secretary, Treasurer and Chief Financial Officer.  The Company entered into an employment agreement with Mr. Tusing effective as of January 1, 2003.  The initial term of Mr. Tusing's employment agreement is for two years and will automatically renew for successive one year terms unless Kronos or Mr. Tusing provide the other party with written notice within three months of the end of the initial term or any subsequent renewal term.  The Board of Directors renewed Mr. Tusing's employment agreement on October 1, 2004, October 1, 2005, October 1, 2006, October 1, 2007, and October 1, 2008.  Mr. Tusing's employment agreement provides for base cash compensation of $160,000 per year.  Mr. Tusing will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance and other similar plans and benefits of employment.

NOTE 14 – LEGAL PROCEEDINGS

Thompson E. Fehr has filed a complaint in the state of Utah, in the Second Judicial District Court in Weber County, against Kronos with respect to prior services rendered to High Voltage Integrated, Inc. (HVI), based on unpaid patent counsel services totaling $47,130 by Fehr to HVI.  Fehr has filed total damages claims of $444,900.  The Company believes this complaint is without merit and has completed actions to defend itself.

Daniel R. Dwight filed a lawsuit on October 17, 2008, in the state of Massachusetts, in Suffolk County Superior Court, against Kronos for lack of payments pursuant to the Severance Agreement dated May 16, 2008 for claims of $187, 437 plus interest and attorney fees. As of June 30, 2008, the Company has accrued $243,750 related to the severance payments due Mr. Dwight in accordance with the May 16, 2008 Severance Agreement.  The Company believes its obligations to its Secured Lenders supercede the payment obligations to Mr. Dwight.

Allstate Insurance Company, as subrogee of David Buell, filed a complaint in the state of Michigan against HoMedics, Inc. and Kronos with respect to damages related to a fire in the home of Mr. Buell, which resulted in $244,155 in damages.  Under the terms of the Company’s general liability insurance policy, this matter was addressed by the Company's insurance carrier, Argonaut Group, and settled during the year. Kronos executed a full release of this matter on December 12, 2007.

In addition, the Company received correspondence from Frederic R. Gumbinner and Richard A. Sun, as second secured lien holders, concerning claims for late payments and subsequent related penalties with respect to outstanding loans by Mr. Gumbinner and Mr. Sun.  The Company has responded that the obligation to its senior secured lien holders supercedes and takes priority to the claims of the second secured lien holders and the existing intercreditor agreements among the secured lenders sets for the applicable rights, obligations and responsibilities between the lenders.

NOTE 15 - MAJOR CUSTOMERS

As of June 30, 2008, the Company had four major customers:  Tessera, EOL, Bosch, and Sharper Image.  Of the $3,665, 997 in revenue recorded in the year ended June 30, 2008, $3,326,922 or 91% was derived from Tessera.

NOTE 16 - SEGMENTS OF BUSINESS

The Company operates principally in one segment of business:  the Kronos segment licenses, manufactures and distributes air movement and purification devices utilizing the Kronos technology. In the year ended June 30, 2008, the Company operated only in the United States of America.

NOTE 17 - RELATED PARTIES

As of June 30, 2008, the Company has outstanding obligations for past compensation to management of $110,484. These unpaid amounts currently accrue interest at the rate of 12% per annum.

NOTE 18 - STOCKHOLDERS' EQUITY/(DEFICIT)

During the fiscal year ended June 30, 2008, we issued 243,813,400 shares of Kronos Common Stock to Airworks and Hilltop following conversion of a portion of the promissory notes issued in connection with the related Funding Agreements and 1,470,488 shares of common stock to another party for services.

During the year ended June 30, 2008, we recorded the remaining one-third expense associated with the 80 million stock options issued to employees and directors on June 18, 2007.  The ten year options vested two thirds upon issuance on June 18, 2007 and one third during the following twelve month period. Options convert into shares of Kronos common stock at $0.016 per share.

During the year ended June 30, 2008, we issued 1.3 million stock options to employees and directors and others.  Of these ten year options, 550,000 options are fully vested and convert into shares of Kronos common stock at $0.016 per share.  The remaining options, 833,333, vest over three years and convert into shares of Kronos common stock at $0.016 per share.

During the year ended June 30, 2008, we incurred $2,105,000 million of additional convertible debt.  The beneficial conversion feature was valued at the full face value of the debt and recorded to the Company’s paid in capital.  The proceeds from this additional debt was used for working capital purposes.

During the fiscal ended June 30, 2007, we issued 97,843,146 shares of Kronos common stock to Cornell Capital Partners under our Standby Equity Distribution Agreement. The proceeds from the issuance of these shares were used for working capital purposes ($801,438) and to repay debt ($578,500).

On June 18, 2007, we issued 80 million stock options to employees and directors.  The ten year options vest two thirds upon issuance and one- third over the following twelve months and convert into shares of Kronos common stock at $0.016 per share.

On June 19, 2007, we cancelled 26,508,658 warrants issued to HoMedics.

On June 19, 2007, we issued $3,400,000 million in convertible debt.  The beneficial conversion feature was valued at the full face value of the debt and recorded to the Company’s paid in capital.

NOTE 19 - SUBSEQUENT EVENTS (Unaudited)

On September 29, 2008, Kronos received a notice of event of default from AirWorks with respect to the Secured Convertible Promissory Note due June 19, 2010 (the “Promissory Note”), issued to by the Company to AirWorks.  The notice states that (1) an Event of Default under Section 2.1(a) of the Promissory Note has occurred due to the failure of the Company to make interest payments on the Promissory Note and (2) the entire principal amount of, and the interest on, the Promissory Note is declared immediately due and payable in the amount of $3,551,735 plus interest.

The Company has been, and continues to be, in discussions with its secured lenders regarding the outstanding obligations under the AirWorks and Hilltop promissory notes, the alleged occurrence of an event of default, and the future operational plan of the Company.  In connection with the foregoing and in light of the Company’s financial condition (including with respect to certain other obligations of the Company), the Board of Directors has appointed an independent committee, consisting of James P. McDermott and M. J. Segal, to investigate the alleged event of default, analyze the current status of the Company, and review alternatives for maximizing the value of the Company’s assets including the sale, license or liquidation of any or all of the assets of the Company.

The Company received notification from James P. McDermott and M.J. Segal on the dates of December 22, 2008 and December 23, 2008 respectively, that Mr. McDermott and Mr. Segal have resigned from the Kronos Board of Directors.

In March 2008, Kronos executed an Intellectual Property Transfer and License Agreement with Tessera Technologies, Inc. (“Tessera”) for the transfer and license of certain intellectual property (IP) rights related to Kronos proprietary technologies to Tessera.  Kronos initially received $3.5 million from Tessera in exchange for the transfer of select Kronos patents covering micro-cooling applications and for an exclusive license to the Kronos technology for the field of ionic micro-cooling of integrated circuit devices or discrete electrical components.  Kronos retained the rights to use these patents for applications outside of the field of micro-cooling.  Tessera has exercised its further right to acquire additional Kronos IP relating to micro-cooling applications for four quarterly payments of $0.5 million each beginning in July 1, 2008. Kronos received a payment of $0.5 million on July 1, 2008, a payment of $0.5 million on October 1, 2008, and an accelerated payment of $1.0 million on November 21, 2008, for the remaining payments due on January 1, 2009 and April 1, 2009.  The receipt of this $2.0 million constitutes payment in full for the remaining micro-cooling related patents subject to the agreement with Tessera.  The Company and Tessera have the option to continue to jointly develop new technologies in this field.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer (one individual) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-KSB for the year ended June 30, 2008 our management, under the supervision of our Acting Chief Executive Officer and Chief Financial Officer (one individual), conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our Acting Chief Executive Officer and Chief Financial Officer (one individual) concluded that our disclosure controls and procedures were effective as of the filing date of this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, our Acting Chief Executive Officer and Chief Financial Officer (one individual) concluded that our internal control over financial reporting as of June 30, 2008 were effective.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their ages as of January 9, 2008 are as follows:

NAME	AGE	POSITION
Richard F. Tusing	51	Director; Acting President, Acting Chief Executive Officer, Chief Operating Officer, CFO, Secretary, Treasurer
Richard E. Perlman	62	Director
James K. Price	50	Director
Jack Silver	65	Director
Marc Kloner	62	Director
Barry Salzman	46	Director

Richard F. Tusing, 51, has served as a Director of Kronos since October 2000 and as a Director of Kronos Air Technologies since January 2001 and was appointed Chief Operating Officer and Secretary on January 1, 2002, and Acting President, Acting Chief Executive Officer, on June 20, 2008 and  Chief Financial Officer and Treasurer on January 9, 2009.  Mr. Tusing has had extensive experience in developing new enterprises, negotiating the licensing of intellectual property rights, and managing technical and financial organizations, and has more than twenty years of business development, operations, and consulting experience in the technology and telecommunications industries.  Prior to his services to Kronos, Mr. Tusing spent four years in executive management with several emerging technology companies, fourteen years in various managerial and executive positions with MCI Communications Corporation, and three additional years in managerial consulting.  From 1982-1996, Mr. Tusing held multiple managerial and executive positions with MCI Communications Corporation.  From 1994-1996, he served as MCI's Director of Strategy and Technology, managing MCI's emerging technologies division (having primary responsibility for evaluating, licensing, investing in, and acquiring third-party technologies deemed of strategic importance to MCI), and also oversaw the development of several early-stage and venture-backed software and hardware companies; in this capacity, Mr. Tusing managed more than 100 scientists and engineers developing state-of-the-art technologies.  From 1992-1994, Mr. Tusing founded MCI Metro, MCI's entree into the local telephone services business and, as MCI Metro's Managing Director, managed telecommunications operations, developed financial and ordering systems, and led efforts in designing its marketing campaigns.  From 1990-1992, he served as Director of Finance and Business Development for MCI's western region. From 1982-1990, Mr. Tusing held other management and leadership positions within MCI, including service as MCI's Pacific Division's Regional Financial Controller, Manager of MCI's Western Region's Information Technology Division, and led MCI's National Corporate Financial Systems Development Organization.  Mr. Tusing received B.S. degrees in business management and psychology from the University of Maryland in 1979.

Richard E. Perlman, 62, became a Director in Kronos in April 2008.  Mr. Perlman has been Chairman of the Board of Turbochef, Inc. since October 2003.  He was formerly chairman of PracticeWorks, Inc. from March 2001 until its acquisition by The Eastman Kodak Company in October 2003.  Mr. Perlman served as chairman and treasurer of AMICAS, Inc. (formerly VitalWorks Inc.) from January 1998 and as a director from March 1997 to March 2001, when he resigned from all positions with that company upon completion of the spin-off of PracticeWorks, Inc. from VitalWorks.  From December 1997 until October 1998, Mr. Perlman also served as VitalWorks’ chief financial officer.  Mr. Perlman is the founder of Compass Partners, L.L.C., a merchant banking and financial advisory firm specializing in corporate restructuring and middle market companies, and has served as its president since its inception in May 1995.  From 1991 to 1995, Mr. Perlman was executive vice president of Matthew Stuart & Co., Inc., an investment banking firm.  Mr. Perlman received a B.S. in Economics from the Wharton School of the University of Pennsylvania and a Masters in Business Administration from the Columbia University Graduate School of Business.

James K. Price, 50, became a Director of Kronos in April 2008.  Mr. Price has been the President and Chief Executive Officer and a director of Turbochef, Inc. since October 2003.  From March 2001 until its acquisition by The Eastman Kodak Company in October 2003, Mr. Price was the president and chief executive officer and a director of PracticeWorks, Inc.  Mr. Price was a founder of VitalWorks Inc. and served as its executive vice president and secretary from its inception in November 1996 to March 2001, when he resigned from all positions with VitalWorks upon completion of the spin-off of PracticeWorks from VitalWorks.  Mr. Price served as an executive officer of American Medcare from 1993 and co-founded and served as an executive officer of International Computer Solutions from 1985, in each instance until American Medcare and International Computer Solutions merged into VitalWorks in July 1997.  Mr. Price holds a B.A. in Marketing from the University of Georgia.

Jack Silver, 65, became a Director of Kronos in April 2008.  Mr. Silver is the principal investor and manager of SIAR Capital, LLC, an independent investment fund that invests primarily in undervalued, emerging growth companies, and is the trustee of Sherleigh.

Marc Kloner, 62, became a Director of Kronos in April 2008.  Mr. Kloner was an astronautical engineer with the NASA Jet Propulsion Laboratory prior to starting KComp, a microcomputer company in 1977.  KComp was one of the founding companies of Infocure that went public in 1997.  Mr. Kloner was instrumental in doing many mergers and acquisitions for Infocure and a spin off public dental computer company, Practiceworks.  Additionally, Mr. Kloner also had one of the most successful dealerships for EcoQuest selling many tens of millions of dollars of air purifiers in a nationwide direct response radio campaign.  Mr. Kloner received a Masters Degree in Aeronautical-Astronautical Engineering from Ohio State University.

Barry Salzman, 46, became a Director of Kronos in April 2008.  Mr. Salzman is a 1987 graduate of Brooklyn Law School and member of the New York State Bar Association.  From 1987 through 2007, Mr. Salzman worked in various roles for the Becker-Parkin Dental Supply Company.  He served as President and CEO of the company from 1996 through 2007.  In July 2007, Mr. Salzman lead the team that sold the company to the Henry Schein Corporation.  Since 2007, Mr. Salzman has been a consultant on various projects including Kronos Air Technologies.

The Company received notification from James P. McDermott and M.J. Segal on the dates of December 22, 2008 and December 23, 2008 respectively, that Mr. McDermott and Mr. Segal have resigned from the Kronos Board of Directors, but served as Directors until these dates.

James P. McDermott, 46, became a Director of Kronos in July 2001.  Mr. McDermott has over 25 years of financial and operational problem-solving experience. Mr. McDermott is a Managing Director at Alvarez & Marsal North American, LLC.  From 2000 until joining Alvarez & Marsal, Mr. McDermott was Managing Director of Eagle Rock Group, LLC, a business advisory firm he co-founded.  Mr. McDermott was also President and CEO of AF&L, Inc. and its subsidiaries. AF&L is a Senior Markets Insurer.  From 1992 through 2000, Mr. McDermott held various managerial and executive positions with PennCorp Financial Group, Inc. and its affiliates.  From 1998 through 2000, Mr. McDermott was Executive Vice-President and Chief Financial Officer of PennCorp Financial Group.  While serving in this position, Mr. McDermott was one-third of the executive management team that was responsible for developing and implementing operational stabilization, debt reduction and recapitalization plans for the company.  From 1995 through 1998, Mr. McDermott served as Senior Vice-President of PennCorp Financial Group. Mr. McDermott worked closely with the Audit Committee of the Board of Directors on evaluating the PennCorp's accounting and actuarial practices.  In addition, Mr. McDermott was responsible for developing a corporate-wide technology management program resulting in technology convergence and cost savings to the company's technology budget.  From 1994 through 1998, Mr. McDermott was a principal in Knightsbridge Capital Fund I, LP, a $92 million investment fund specializing in leverage-equity acquisitions of insurance and insurance-related businesses.  Mr. McDermott was also the founding Chairman of the e-business Internet service provider, Kivex.com, and a senior manager of one of the world's leading public accounting firms, KPMG. Mr. McDermott received a B.S. in Business Administration from the University of Wisconsin, Madison.

M. J. Segal, 63, became a Director of Kronos in September 2003.  Mr. Segal has over 35 years of corporate governance, entrepreneurial and investment banking expertise.  Mr. Segal founded the investment banking firm of M.J. Segal Associates in 1987.  Since 1992, the firm has specialized in researching private equity opportunities in both private and emerging growth public companies.  The Segal Group caters primarily to institutional clients, private investment partnerships and professional money managers.  After starting his career as a stockbroker and financial planner in 1966 with Philadelphia based New York Stock Exchange firm, Robinson & Company, Mr. Segal joined Josephthal & Co. Inc., a leading full-service investment banking and brokerage firm in New York.  Mr. Segal has served as senior vice president of the congressionally charted National Corporation for Housing Partnerships in Washington, D C, and president of its investment banking subsidiary and has qualified as a NASD broker/dealer financial principal. Originally from Philadelphia, Mr. Segal attended the Wharton School of the University of Pennsylvania and is a graduate of The New York Institute of Finance.

DIRECTORS

Our Board of Directors consists of eight members.  Directors serve for a term of one year and until their successors are elected and qualified.  Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

ADVISORY BOARD

We established an Advisory Board in July 2001 to assist management in the development of long-range business plans for our Company. Currently, William Poster and Charles Strang are the only Advisory Board Members.

Mr. Poster is a seasoned entrepreneur with a successful track record as a founder of several businesses which span five continents.  Mr. Poster has experience in developing business opportunities in the United States, Europe, Asia and the Middle East.  Mr. Poster recently stepped down as President of Computer Systems & Communications Corporation, a wholly-owned subsidiary of General Dynamics.  Computer Systems & Communications Corporation is a cutting-edge communications and technology company that Mr. Poster founded and later sold to General Dynamics.  Mr. Poster is currently a principal with Eagle Rock Advisors, LLC.

Mr. Strang is a former Kronos Director from January 2001 through December 2002.  Mr. Strang was named National Commissioner of NASCAR (National Association for Stock Car Auto Racing, Inc.) in 1998 and continues to serve in that capacity.  In 1989 Mr. Strang received President Bush's American Vocation Success Award; in 1992 was elected to the Hall of Fame of the National Marine Manufacturers Association; in 1990 was awarded the Medal of Honor of the Union for International Motorboating; and is a life member of the Society of Automotive Engineers.  He also currently serves as a Director of the American Power Boat Association (the U.S. governing body for powerboat racing) and Senior Vice-President of the Union for International Motorboating (the world governing body for powerboat racing, with approximately sixty member nations).

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

On  October 3, 2008, the Board of Directors established an independent committee, consisting of James P. McDermott and M. J. Segal, to investigate the alleged event of the default claimed by Airworks, analyze the current status of the Company and propose a strategy for maximizing the value of the Company’s ongoing operations and assets, including the sale of the Company or its assets.

COMPENSATION OF DIRECTORS

Cash Compensation.  Our Bylaws provide that, by resolution of the Board of Directors, each director may be reimbursed his expenses of attendance at meetings of the Board of Directors; likewise, each Independent director may be paid a fixed sum or receive a stated salary as a director.  Independent, non-executive directors are entitled to receive $4,500 per quarter as compensation for their services as members of our Board of Directors.  For the twelve month period ending June 30, 2008, Messrs. McDermott and Segal earned $18,000 each as cash compensation for their services as members of our Board of Directors.

Share Based Compensation.  During the fiscal year ended June 30, 2008, Messrs. McDermott and Segal received no additional stock options as compensation for their services as members of our Board of Directors.

DIRECTOR COMPENSATION

	Fees			Non-Equity	Non-Qualified
	Earned or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(j)
James P. McDermott (1)	$18,000	--	--	--	--	--	$18,000
M. J. Segal (2)	$18,000	--	--	--	--	--	$18,000

(1)  For the twelve months ended June 30, 2008, Mr. McDermott earned $18,000 as cash compensation.

(2)  For the twelve months ended June 30, 2008, Mr. Segal earned $18,000 as cash Compensation.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2008, all Section 16(a) filing requirements applicable to our officers and directors were complied with, except that due to administrative errors Mr. Silver, Mr. Perlman and AirWorks each were late in filing a Form 4.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation for the fiscal year ended June 30, 2008, and June 30,2007 for our two named executive officers:

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation

						Non-Equity
Name and				Stock	Option	Deferred	All Other	Total
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Fiscal Position	Year	$	$	$	$	#	$	$
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Daniel R.	2008	215,625	--	--	--	--	16,344	232,965
Dwight,	2007	225,000	--	--	520,000	--	16,344	761,344
Former President
And Former Chief
Executive
Officer(1)

Richard F.	2008	160,000	--	--	--	--	--	160,000
Tusing, Chief	2007	160,000	--	--	300,000	--	--	460,000
Operating
Officer,
acting Chief
Executive Officer,
acting President,
Chief Financial
Officer, Treasurer,
and Secretary (2)

(1)  Mr. Dwight became President and Chief Executive Officer of Kronos effective October 16, 2001.  He executed a two year employment contract on November 15, 2001.  His contract was renewed on August 13, 2003, and again on August 15, 2004, August 15, 2005, August 15, 2006 and August 15, 2007, by the Board of Directors.  Effective April 15, 2006, his annual salary is $225,000.  On June 20, 2008, the Company terminated Mr. Dwight’s employment.

(2)  Mr. Tusing became Chief Operating Officer and Secretary of Kronos effective January 1, 2002.  Mr. Tusing executed an employment contract effective January 1, 2003.  The Board of Directors renewed Mr. Tusing's employment agreement on October 1, 2004, and again on October 1, 2005, and October 1, 2006, October 1, 2007 and October 1, 2008.  His annual salary is $160,000.  On June 20, 2008, Mr. Tusing additionally became the acting President, acting Chief Executive Officer, and on January 9, 2009 became the Chief Financial Officer and Treasurer.

AGGREGATED OPTIONS/SAR EXERCISES
IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTIONS/SAR VALUES(1)

VALUE OF
			NUMBER OF SECURITIES	UNEXERCISED
			UNDERLYING UNEXERCISED	IN-THE-MONEY
	SHARES ACQUIRED		OPTIONS/SARS AT FISCAL	OPTIONS/SARS AT
NAME	ON EXERCISE	VALUE REALIZED	YEAR END(1)	FISCAL YEAR END(2)
Daniel R. Dwight, Former President and	-0-	-0-	Exercisable: 26,000,000	-0-
Chief Executive Officer(3)

Richard F. Tusing, Chief	-0-	-0-	Exercisable: 15,000,000	-0-
Operating Officer acting Chief
Executive Officer, acting President,
Chief Financial Officer,
Treasurer and Secretary (4)

(1)  These grants represent options to purchase common stock.  No SAR's have been granted.

(2)  The value of the unexercised in-the-money options were calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options as of June 30, 2007.

(3)  Mr. Dwight became President and Chief Executive Officer of Kronos effective October 16, 2001, and was terminated on June 20, 2008.

(4)  Mr. Tusing became Chief Operating Officer and Secretary of Kronos effective January 1, 2002, and became acting President and acting Chief Executive officer on June 20, 2008 and beacame the Chief Financial Officer and Treasurer on January 9, 2009.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

% TOTAL
	NO. OF	OPTIONS/SAR'S
	SECURITIES	GRANTED TO
	UNDERLYING	EMPLOYEES	EXERCISE OR
	OPTIONS/SAR'S	IN FISCAL	BASE PRICE	EXPIRATION
NAME	GRANTED (#)	YEAR (%)	($ PER SHARE)	DATE
Daniel R. Dwight	26,000,000	34.1%	$ 0.016	June 19, 2017
Former President and Chief Executive

Richard F. Tusing	15,000,000	19.7%	$ 0.016	June 19, 2017
Chief Operating Officer, acting Chief
Executive Officer, acting President,
Chief Financial Officer
Treasurer, and Secretary

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

Equity Compensation Plan Information

Number of securities remaining available for
	Number of securities to be issued	Weighted-average exercise	future issuance under equity compensation
	upon exercise of outstanding	price of outstanding	plans (excluding securities reflected in
Plan category	options, warrants and rights	options, warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans	--	--	--
approved by security
holders
Equity compensation plans	80,500,000	$0.016	19,800,000
not approved by security
holders
Total	80,500,000		19,800,000

EMPLOYMENT AGREEMENTS

Richard F. Tusing, our Acting President and Acting Chief Operating Officer, and our Company entered into an employment agreement effective as of January 1, 2003.  The initial term of Mr. Tusing's Employment Agreement is for two years and will automatically renew for successive one year terms unless Kronos or Mr. Tusing provide the other party with written notice within three months of the end of the initial term or any subsequent renewal term.  The Board of Directors renewed Mr. Tusing's Employment Agreement on October 1, 2004, and again on October 1, 2005, October 1, 2006, October 1, 2007 and October 1, 2008.  Mr. Tusing's employment agreement provides for base cash compensation of $160,000 per year.  Mr. Tusing will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance, and other similar plans and benefits of employment.

EXECUTIVE SEVERANCE AGREEMENTS

The employment agreement of Richard F. Tusing, our Chief Operating Officer and Acting President and Acting Chief Executive Officer, provides that, upon the occurrence of termination without cause or any transaction as defined as a “change of control” of Kronos that is not approved by the Board of Directors, Mr. Tusing shall receive his salary, pro-rata bonus and benefits for a period of time that is the greater of (i) one year or (ii) the remainder of Mr. Tusing’s employment term.

The Company executed a severance agreement and advisory agreement with Mr. Dwight dated May 16, 2008. Severance Agreement terms include payment of twenty-four bi-monthly payments of $9,375.00 and reimbursement of health, disability and life insurance premiums, for a twelve month period, Mr. Dwight provided a full release of “all known and unknown claims” that Mr. Dwight may have had “against the Company, all current and former parents, subsidiaries, related companies”. The Dwight Advisory Agreement enables the Company to engage Mr. Dwight for services, as may be mutually agreed, at a rate of $300 per hour plus pre-approved expenses. Mr. Dwight filed a lawsuit on October 17, 2008, in the state of Massachusetts, in Suffolk County Superior Court, against Kronos for lack of payments pursuant to the Severance Agreement dated May 16, 2008. The Company believes its obligations to its Secured Lenders supercede the payment obligations to Mr. Dwight.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at January 9, 2009 for each named executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock and our executive officers and directors as a group. The percentage ownership shown in such table is based upon the 487,626,690 common shares issued and outstanding at January 9, 2009, and ownership by these persons of options or warrants exercisable within sixty days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at January 9, 2009, as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

COMMON STOCK
BENEFICIALLY OWNED
	6/30/2008
NAME AND ADDRESS	Shares	Percent of Class

Hilltop Holding LP	97,525,360	20.00%
111 Broadway
New York, NY 10021

Richard E. Perlman	14,662,593	3.01%
655 Madison Avenue
New York, NY 10021

James K. Price	15,789,615	3.24%
655 Madison Avenue
New York, NY 10021

Jack Silver	0	0.00%
111 Broadway
New York, NY 10021

Marc Kloner	39,969,187	8.20%
655 Madison Avenue
New York, NY 10021

Barry Salzman	12,945,844	2.65%
655 Madison Avenue
New York, NY 10021

Daniel R. Dwight (1)	27,201,926	5.30%
464 Common Street
Suite 301
Belmont, MA 02478

Richard F. Tusing (2)	15,852,758	3.15%
464 Common Street
Suite 301
Belmont, MA 02478

James P. McDermott (3)	2,294,118	0.47%
464 Common Street
Suite 301
Belmont, MA 02478

M.J. Segal (4)	1,500,000	0.31%
464 Common Street
Suite 301
Belmont, MA 02478

(1) Includes options to purchase 26,000,000 shares of common stock that can be acquired up to June 16, 2017.
(2) Includes options to purchase 15,000,000 hares of common stock that can be acquired up to June 16, 2017.
(3) Includes options to purchase 2,000,000 hares of common stock that can be acquired up to June 16, 2017.
(4) Includes options to purchase 1,500,000 shares of common stock that can be acquired up to June 16, 2017.

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

On March 31, 2004, we entered into Promissory Notes with Richard F. Tusing in exchange for past due compensation, expenses and interest due for $485,883.  The Notes bear a simple interest rate of 1% per month and call for aggregate monthly principal and interest payments of  $8,989 for each month in which the Company's beginning cash balance equals or exceeds $200,000.  Subject to certain conditions, including default, these notes become payable in full.  In the event of a debt or equity financing, 20% of the proceeds derived from the financing will be used to pay down the outstanding interest and principal obligations.  The Notes are due and payable in full.

On April 14, 2008, Richard Perlman became a Board member of the Company, pursuant to terms of the Airworks Funding LLLP Agreements dated June 19, 2007.  Mr. Perlman is the principal for Airworks Funding, LLLP.

On April 14, 2008, Jack Silver became a Board member of the Company, pursuant to terms of the Hilltop Holding Company, LP  (formerly RS Properties I LLC) Funding Agreement dated June 19, 2007.  Mr. Silver is the principal for Hilltop Holding Company, LP.

On July 1, 2007, we entered into an Advisory Agreement with Barry Salzman for consulting services to the Company as related to general business matters, funding activities and customer relationship management.  Mr. Salzman was compensated $20,833./month until the Agreement was terminated with notice, effective September 30, 2008.

On June 1, 2008, we entered into an Advisory Agreement with Marc Kloner, for consulting services to the Company as related to Sales and Marketing support services.  Mr. Kloner was compensated $10,000.00/month for the period of June 1, 2008 through August 31, 2008, at which time the agreement was terminated.

ITEM 13. EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Articles of Merger for Technology	Incorporated by reference to
	Selection, Inc. with the Nevada	Exhibit 2.1 to the Registrant's
	Secretary of State	Registration Statement on Form
S-1 filed on August 7, 2001 (the
"Registration Statement")

3.1	Articles of Incorporation	Incorporated by reference to
Exhibit 3.1 to the Registration
Statement on Form S-1 filed on
August 7, 2001

3.2	Bylaws	Incorporated by reference to
Exhibit 3.2 to the Registration
Statement on Form S-1 filed on
August 7, 2001

4.1	2001 TSET Stock Option Plan	Incorporated by reference to
Exhibit 4.1 to Registrant's Form
10-Q for the quarterly period
ended March 31, 2002 filed on
May 15, 2002

4.2	2007 Kronos Stock Option Plan	Provided Herewith

10.21	Indemnification Agreement, dated May 1,	Incorporated by reference to
	2001, by and between TSET, Inc. and	Exhibit 10.38 to the
	Daniel R. Dwight	Registration Statement on Form
S-1 filed on August 7, 2001

10.22	Indemnification Agreement, dated May 1,	Incorporated by reference to
	2001, by and between TSET, Inc. and	Exhibit 10.39 to the
	Richard F. Tusing	Registration Statement on Form
S-1 filed on August 7, 2001

10.23	Employment Agreement, effective	Incorporated by reference to
	February 11, 2001 by and between	Exhibit 10.55 to the Registrant's
	TSET, Inc. and Daniel R. Dwight	Form 10-Q for the quarterly period
ended March 31, 2002 filed on
May 15, 2002

10.24	Master Loan and Investment	Incorporated by reference to
	Agreement, dated May 9, 2003,	the Registrant's 8-K filed on
	by and among Kronos Advanced	May 15, 2003
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
Venture Capital II LLC, , Sands Brothers
Venture Capital III LLC, and Sands Brothers
Venture Capital IV LLC, (collectively,
"Sands"); Critical Capital Growth Fund,
L.P., ("CCGF"); Airworks Funding LLLP,
("AirWorks") and RS Properties I LLC,
("RSP", and together with Sands, CCGF and
AirWorks, the "Lenders")

10.54	Registration Rights Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.2 to the Registrant's
	and the Lenders	Form 8-K filed on June 22, 2007

10.55	Security Agreement dated June 19, 2007	Incorporated by reference to
	by and among the Company and the Lenders	Exhibit 10.3 to the Registrant's
Form 8-K filed on June 22, 2007

10.56	Patent Security Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.4 to the Registrant's
	and the Lenders	Form 8-K filed on June 22, 2007

10.57	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.5 to the Registrant's
	and Daniel Dwight	Form 8-K filed on June 22, 2007

10.58	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.6 to the Registrant's
	and Richard Tusing	Form 8-K filed on June 22, 2007

10.59	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.7 to the Registrant's
	and James McDermott	Form 8-K filed on June 22, 2007

10.60	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.8 to the Registrant's
	and Eagle Rock Group LLC	Form 8-K filed on June 22, 2007

10.61	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.9 to the Registrant's
	and Milton Segal	Form 8-K filed on June 22, 2007

10.62	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.10 to the Registrant's
	and J. Alexander Chriss	Form 8-K filed on June 22, 2007

10.63	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.11 to the Registrant's
	and Igor Krichtafovitch	Form 8-K filed on June 22, 2007

10.64	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.12 to the Registrant's
	and Karl Winkler	Form 8-K filed on June 22, 2007

10.65	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.13 to the Registrant's
	and Maciej Ziomkowski	Form 8-K filed on June 22, 2007

10.66	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.14 to the Registrant's
	and Vladimir Gorobets	Form 8-K filed on June 22, 2007

10.67	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.15 to the Registrant's
	and Vladimir Bibikov	Form 8-K filed on June 22, 2007

10.68	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.16 to the Registrant's
	and Sergey Karpov	Form 8-K filed on June 22, 2007

10.69	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.17 to the Registrant's
	and Vladislov Korolyov	Form 8-K filed on June 22, 2007

10.60	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.18 to the Registrant's
	and Terence Tam	Form 8-K filed on June 22, 2007

10.61	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.19 to the Registrant's
	and Jacob Oharah	Form 8-K filed on June 22, 2007

10.62	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.20 to the Registrant's
	and Nels Jewell-Larsen	Form 8-K filed on June 22, 2007

10.63	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.21 to the Registrant's
	and Richard Sun	Form 8-K filed on June 22, 2007

10.64	Standstill Letter Agreement dated	Incorporated by reference to
	June 19, 2007 by and among the Company	Exhibit 10.22 to the Registrant's
	and Frederic R. Gumbinner	Form 8-K filed on June 22, 2007

10.65	US$859,000 SCCGF Note dated June 19, 2007	Incorporated by reference to
	issued by the Company to Sands and CCGF	Exhibit 10.23 to the Registrant's
Form 8-K filed on June 22, 2007

10.66	US$10,820,000 Note dated June 19, 2007	Incorporated by reference to
	issued by the Company to AirWorks	Exhibit 10.24 to the Registrant's
Form 8-K filed on June 22, 2007

10.67	US$6,480,000 Note dated June 19, 2007	Incorporated by reference to
	issued by the Company to RSP	Exhibit 10.25 to the Registrant's
Form 8-K filed on June 22, 2007

10.68	Proxy date June 19, 2007 by and among	Incorporated by reference to
	the Company, Daniel R. Dwight, James	Exhibit 10.25 to the Registrant's
	McDermott, Milton Segal, Richard Tusing	Form 8-K filed on June 22, 2007
Igor Krichtafovitch, Richard A. Sun and
Richard A. Sun, as attorney-in-fact
for Fredric R. Gumbinner

10.69	Salzman Advisory Agreement dated July 1,	Provided Herewith
2007

10.70	Dwight Severance Agreement, dated May 16,	Provided Herewith
2008

10.71	Kloner Advisory Agreement dated June 1,	Provided Herewith
2008

31.1	Certification of principal executive	Provided herewith
Officer pursuant to 15 U.S.C.
Section 7241, as adopted pursuant
to Section 302 of the Sarbanes-Oxley
Act of 2002

31.2	Certification of principal financial	Provided herewith
Officer pursuant to U.S.C. Section
7241, as adopted pursuant to Section
302 of the Sarbanes-Oxley Act of 2002

32	Certification by principal executive officer	Provided herewith
and principal accounting Officer
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT AND SERVICES

The firm Sherb & Co. LLP, independent registered public accounting firm, has audited our financial statements for the year ended June 30, 2008. The Board of Directors has appointed Sherb & Co. LLP to serve as our independent registered public accounting firm for the 2008 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2008.

The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. LLP for fiscal year 2008 and 2007.

	June 30, 2008	June 30, 2007
Audit Fees(1)	$75,000	$70,000
Tax & other
Related Fees	14,185	14,670
Total	$89,185	$84,670

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

Date: January 9, 2009.

KRONOS ADVANCED TECHNOLOGIES, INC.

By:	/s/ Richard F. Tusing

Richard F. Tusing acting President, acting Chief Executive Officer, acting Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Chief Operating Officer, Treasurer, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard F. Tusing	acting President,	January 9, 2009
acting Chief Executive
Officer, acting Principal
Executive Officer,
Chief Financial Officer,
Principal Financial Officer,
Chief Operating Officer,
Treasurer, Secretary,
and Director

/s/ Richard Perlman	Director	January 9, 2009
Richard Perlman

/s/ James Price	Director	January 9, 2009
James Price

/s/ Jack Silver	Director	January 9, 2009
Jack Silver

/s/ Marc Kloner	Director	January 9, 2009
Marc Kloner

/s/ Barry Salzman	Director	January 9, 2009
Barry Salzman