Form 10-Q
period 2008-09-30
KRONOS ADVANCED TECHNOLOGIES INC
filed 2009-02-12
CIK 1108248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                                                                                                                     Accelerated filer [  ]

Non-accelerated filer [  ]    (Do not check if a smaller reporting company)                                   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes [X] No

As of February 11, 2009, there were 487,626,691 shares outstanding of the issuer's common stock.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following comprise our (unaudited) consolidated financial statements for the three months ended September 30, 2008.

KRONOS ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$415,971	$871,970
Other Current Assets	109,372	151,044
Total Current Assets	525,343	1,023,014
Net Property and Equipment	10,298	11,244

Intangibles	1,473,885	1,546,493
Total Assets	$2,009,526	$2,580,750

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$404,575	$577,028
Accrued interest expenses	543,485	431,300
Accrued expenses	236,527	323,751
Accrued expenses and payables to officers	9,617	6,303
Deferred revenue	615,383	173,074
Notes payable, current portion	4,773,559	4,773,559
Discount for Beneficial Conversion Feature	-	(3,314,620)
Notes payable to officers	110,484	110,484
Total Current Liabilities	6,693,630	3,080,879

Total Liabilities	6,693,630	3,080,879

Stockholders' Deficit (Common stock,
authorized 500,000,000 shares of
$0.001 par value; Issued and outstanding -
487,626,691 and 487,626,691, respectively)	487,627	487,627
Capital in excess of par value	36,837,962	36,837,962
Accumulated deficit	(42,009,693)	(37,825,718)
Total Stockholders' Deficit	(4,684,104)	(500,129)
Total Liabilities and
Stockholders' Deficit	$2,009,526	$2,580,750

The accompanying notes are an integral part of these financial statements.

KRONOS ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues	$57,691	$25,000

Cost of revenues	-	-
Gross Profit	57,691	25,000

Selling, General and
Administrative expenses
Compensation and benefits
(includes equity compensation
of $0 and $132,833 for the
three months ended September 30,
2008 and 2007, respectively)	339,445	544,489
Research and development	41,108	108,794
Professional services	160,633	169,950
Depreciation and amortization	111,721	109,395
Insurance	41,153	30,000
Facilities	40,209	30,550
Other	51,480	60,626
Selling, General and
Administrative expenses	785,749	1,053,804
Net Operating Loss	(728,058)	(1,028,804)

Accretion of Note	(3,314,620)	(285,660)
Interest Expense, Net	(141,297)	(149,012)

Net Loss	$(4,183,975)	$(1,463,476)
Net Loss Per Share
- Basic and diluted	$(0.01)	$(0.01)

Weighted average
shares outstanding
- Basic and diluted	487,626,691	242,886,244

The accompanying notes are an integral part of these financial statements.

KRONOS ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(4,183,975)	$(1,463,476)
Adjustments to reconcile net loss to
net cash used in operations:
Accretion of note discount	3,314,620	285,660
Stock options granted for
compensation/services	-	198,516
Depreciation and amortization	111,722	109,395
Change provided (used) in:
Accounts receivable	-	(22,321)
Prepaid expenses and other assets	41,671	-
Transfer of patents	-	-
Deferred revenue	442,309	-
Accounts payable	(172,453)	(54,101)
Accrued expenses and other liabilities	28,275	70,430
Net cash Provided (Used) in Operations	(417,831)	(875,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases on property & equipment	-	(5,396)
Investment in patent protection	(38,168)	(62,769)
Net cash Used in Investing Activities	(38,168)	(68,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	23,527
Proceeds from short-term borrowings	-	650,466
Repayments of short-term borrowings	-	(12,059)
Proceeds from long-term borrowings	-	-
Repayments of long term debt	-	-
Net cash Provided by Financing
Activities	-	661,934
NET DECREASE IN CASH	(455,999)	(282,128)

CASH
Beginning of period	871,970	363,955
End of period	$415,971	$81,827
Supplemental schedule of non-cash
investing and financing activities:

Interest paid in cash	$31,021	$29,571
Taxes Paid in Cash	$-	$-

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Kronos have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2009.

These consolidated financial statements are those of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the Kronos Advanced Technologies, Inc. Form 10-KSB for the fiscal year ended June 30, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on January 6, 2009.

NOTE 3 - REALIZATION OF ASSETS AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has sustained losses from operations in recent years, and such losses have continued through the period ending September 30, 2008.  In addition, the Company has used, rather than provided, cash in its operations.  The Company has attempted during the period to use its resources to commercialize its technology and develop viable commercial products and to provide for its working capital needs.

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

On September 29, 2008, Kronos received a notice of event of default from AirWorks with respect to the Secured Convertible Promissory Note due June 19, 2010 (the “Promissory Note”), issued to by the Company to AirWorks.  The notice states that (1) an Event of Default under Section 2.1(a) of the Promissory Note has occurred due to the failure of the Company to make interest payments on the Promissory Note and (2) the entire principal amount of, and the interest on, the Promissory Note is declared immediately due and payable in the amount of $3,551,735 plus interest. Airworks and Hilltop are proceeding with the foreclosure of all of the collateralized assets of the Company, including all intellectual property and patent rights, all cash assets, all physical goods and equipment and all contractual rights including license Agreements.

During the period, Management has taken the following steps with respect to its operating and financial requirements:

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

EOL.  In December 2005, Kronos executed a non-exclusive License Agreement with EOL LLC, a Russian Federation corporation ("EOL"). Based in Korolev, Moscow Region, Russia.  EOL is leveraging the Kronos technology to produce, market, and distribute Kronos commercial air purification products, bacteriological and virus destruction devices in select Commonwealth of Independent States.  The agreement comes after successful completion of multiple tests in Eastern Europe, which found the Kronos technology capable of decontaminating rooms infected with airborne viruses and bacteria.  Under the terms of the five-year agreement, EOL is providing Kronos a fixed percentage royalty on every product sold, as well as upfront licensing and quarterly maintenance fees.  The initial medical products are currently being marketed in Russia and marketing plans are being implanted in Ukraine, Kazakhstan, Moldova and Byelorussia.  During the fiscal year ended June 30, 2008, Kronos earned $55,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL. No revenue was earned from EOL during the three month period ended, September 30, 2008.

Global Appliance Manufacturers. In October 2006, a leading global home appliance manufacturer committed to fund 20% of the cost for Kronos to manufacturer a silent kitchen range hood product.  This next generation range hood device represented the culmination of more than twelve months of product design and development efforts by Kronos to apply our technology to this unique embedded residential application. The product was shipped to the customer in October 2006.  In January 2007, the prototype design was modified based on customer input and a revised unit was shipped to the customer.  In addition to financial support, the customer has also provided Kronos with product components for Kronos testing and evaluation.  In February 2007, a second global appliance manufacturer committed to purchase additional prototypes from Kronos for testing and evaluation.  During the years ended June 30, 2008, Kronos earned $34,055 in revenue from the development of prototype devices for the residential range hood market place. No revenue was earned from a global appliance manufacturer during the three month period ended, September 30, 2008.

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

Principles of Consolidation.  The consolidated financial statements of the Company include those of the Company and its subsidiary for the periods in which the subsidiary was owned/held by the Company.  All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.  At June 30, and September 30, 2008, the Company had only one subsidiary, Kronos Air Technologies, Inc.

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

Cash and Cash Equivalents.  The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents.  The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At September 30, 2008 and June 30, 2008, the cash balances held at financial institutions were in excess of federally insured limits.

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

The carrying amounts of the Company’s short-term financial instruments, including cash, other current assets, accounts payable, accrued expenses and notes payable approximate fair value at September 30, 2008 due to the relatively short period to maturity for these instruments.

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

NOTE 5 – TESSERA TRANSACTION

On March 31, 2008, Kronos executed an Intellectual Property Transfer and License Agreement with Tessera Technologies, Inc. (“Tessera”) for the transfer and license of certain intellectual property (“IP”) rights related to Kronos proprietary technologies to Tessera.  Kronos received an upfront and nonrefundable fee of $3.5 million from Tessera in exchange for the transfer of select Kronos patents covering micro-cooling applications, an exclusive license to Kronos’ additional U.S. Patents and patents pending and related foreign patent applications for ionic micro-cooling of integrated circuit devices or discrete electrical components (“Ionic Micro-cooling”); as well as a twelve month term option license  to acquire additional Kronos’ U.S. Patents and related foreign patents for Ionic Micro-cooling.  As of November 20, 2008, Tessera further executed its right to acquire this additional Kronos IP relating to micro-cooling applications for $2.0 million with payments received. Kronos retained the rights to use all its patents for all applications outside of the field of micro-cooling. Upon the receipt of the $3.5 million from Tessera, Kronos recognized $3,269,231 as revenue for the nonrefundable, up-front license and IP transfer granted to Tessera and $230,769 as deferred revenue for term license granted to Tessera. The deferred revenue will be recognized over the twelve month term of the license. For the three month period ending, September 30, 2008, the Company recognized $57,691 in revenue from the initial deferred revenue associated with the first group of patents transferred.  The $2.0 million received from Tessera, in three installments between July 1, 2008 and November 20, 2008, will be recorded as revenue in a subsequent period.  The company deferred $500,000 received on July 1,2008   These payments are for the second group of patents included in the Tessera patent sales transaction.

NOTE 6 -- INCOME TAXES

The composition of deferred tax assets and the related tax effects are as follows:

	September 30, 2008	June 30, 2008
Benefit from carryforward of capital
and net operating losses	$(9,234,840)	$(8,138,840)

Other temporary differences	(157,000)	(157,000)

Options issued for services	-	(806,000)
Less:
Valuation allowance	9,391,840	9,101,840
Net deferred tax asset	$-	$-

The other temporary differences shown above relate primarily to impairment reserves for intangible assets, and accrued and deferred compensation.  The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

	September 30, 2008		June 30, 2008
	Amount	% of pre-tax Loss	Amount	% of pre-tax Loss
Benefit for income tax at:
Federal statutory rate	$(1,423,000)	(34.0)%	$(1,481,000)	(34.0)%
State statutory rate	(84,000)	(2.0)%	(87,000)	(2.0)%
Non-deductible expenses	1,217,000	29.1%	872,160	20.0%
(Decrease) Increase in valuation allowance	290,000	6.9%	695,840	16.0%
	$-	0.0%	$-	0.0%

The non-deductible expenses shown above related primarily to the amortization of intangible assets and to the accrual of stock options for compensation using different valuation methods for financial and tax reporting purposes.

As of September 30, 2008, the Company had approximately $20.2 million of unused Federal net operating losses, $1.3 million capital losses and $16 million state net operating losses available for carryforward to future years.  The benefit from carryforward of such losses will expire in various years through 2026 and could be subject to limitations if significant ownership changes occur in the Company.

NOTE 7 - SEGMENTS OF BUSINESS

The Company has only one reportable segment, which consists of developing, licensing, manufacturing and distributing air movement and purification devices utilizing the Kronos technology. For the three months ended September 30, 2008 and the fiscal year ended June 30, 2008 the Company operated only in the U.S.

NOTE 8 - EARNINGS PER SHARE

Weighted average shares outstanding used in the earnings per share calculation were 487,626,691 and 242,886,244 for the three months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, there were outstanding options to purchase 90,259,775 shares of the Company's common stock and outstanding warrants to purchase 15,792,342 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive. As of September 30, 2007, there were outstanding options to purchase 25,499,538 shares of the Company's common stock and outstanding warrants to purchase 42,300,000 shares of the Company's common stock. These options and warrants have been excluded from the earnings per share calculation as their effect is anti-dilutive.

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

The Company had the following obligations as of September 30, 2008 and June 30, 2008

	September 30 2008	June 30, 2008
Obligations to AirWorks Funding LLLP (1)	$3,426,135	$3,426,135
Obligations to Hilltop LLP/RS Properties LP(1)	1,147,425	1,147,425
Discount for Beneficial Conversion Feature (2)	-	(3,314,620)
Obligations to Gumbinner and Sun (1)	200,000	200,000
Obligation to current employees (3)	110,484	110,484
	4,884,044	1,569,424
Less:
Current portion	4,884,044	1,569,424
Total long term obligations net of
current portion	$-	$-

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

(2) Under Generally Accepted Accounting Principles, the Company recorded a discount for the Beneficial Conversion Feature (“BCF”) on the convertible debt issued to AirWorks and Hilltop LLP/RS Properties.  The amount of the BCF discount was calculated using the Black-Scholes model.  Because the maximum value of the BCF discount cannot exceed the full value of the issued debt, the Company recorded the discount at the full value of the debt of $3,400,000 for the period ended June 30, 2007, and an additional BCF of $2,105,000 for the period ended June 30, 2008.  The BCF recognized during 2008 was calculated for additional amounts of the notes received from Airworks and Hilltop, $1,905,000, along with the note to Gumbinner and Sun, $200,000. The Company is amortizing the BCF discount over the three year life of the debt.  For the fiscal years ended June 30, 2008 Company recorded a discount amortization of $2,156,225.  On September 29, 2008, Kronos received a notice of event of default from AirWorks Funding LLLP (“AirWorks”) with respect to the Secured Convertible Promissory Note (the “Promissory Note”) due June 19, 2010, issued by the Company to AirWorks.  As a result of the Company being served notice of default, the Company recorded $3,314,620 amortization expense to fully amortize the remaining portion of the discount.

 (3)  These notes bear interest at the rate of 12%. They represent obligations to current employees of the Company, which are due in full.

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

The lenders were:  (i) AirWorks Funding LLLP, a newly-formed limited partnership (“AirWorks”); (ii) Critical Capital Growth Fund, L.P. and various Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co. (UK) Ltd. (collectively “Sands”) and (iii) RS Properties I LLC, a New York-based private investment company (“RS Properties”).  Subsequently, RS Properties assigned to Hilltop Holding Company, LP, a Delaware limited partnership, (“Hilltop”) its promissory note together with certain other rights and agreements relating thereto, including, without limitation, its rights and obligations under the Funding Agreement.

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

Dr. Igor Krichtafovitch resigned effective January 9, 2009. Mr. Krichtafovitch has a two year severance provision in his Employment agreement, which will be recorded as an unsecured liability for $300,000.00.

Richard F. Tusing, as of June 20, 2008, was appointed Acting President, Acting Chief Executive Officer, Chief Operating Officer, Secretary, Treasurer and Chief Financial Officer.  The Company entered into an employment agreement with Mr. Tusing effective as of January 1, 2003.  The initial term of Mr. Tusing's employment agreement is for two years and will automatically renew for successive one year terms unless Kronos or Mr. Tusing provide the other party with written notice within three months of the end of the initial term or any subsequent renewal term.  The Board of Directors renewed Mr. Tusing's employment agreement on October 1, 2004, October 1, 2005, October 1, 2006, October 1, 2007, and October 1, 2008.  Mr. Tusing's employment agreement provides for base cash compensation of $160,000 per year.  Mr. Tusing will be entitled to fully participate in any and all 401(k), stock option, stock bonus, savings, profit-sharing, insurance and other similar plans and benefits of employment.  Mr. Tusing will resign effective as of close of business on February 13, 2009.  Mr. Tusing has a one year severance provision in his Employment agreement, which will be recorded as an unsecured liability for $160,000.00.  The Company has appointed Mr. Barry Salzman as the acting President, Secretary and Treasurer of the Company, effective February 13, 2009.

NOTE 11 - SUBSEQUENT EVENTS

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

In December 2008 and January 2009, Kronos made principal and interest payments to Airworks and Hilltop as follows:

Airworks Interest: $65,000 on December 31, 2008, $545,488 on January 09, 2009, and $1,089, January 13, 2009

Airworks principal: $48,750 on January 9, 2009 and $285,000 on February 4, 2009

Hilltop interest: $62,750 on January 9, 2009, and $12,188, January 13, 2009

Hilltop principal: $16,250 on January 9, 2009

Since the Company has not been able to locate a purchaser for its business or assets on satisfactory terms, or otherwise cured the defaults under the Airworks and Hilltop Promissory Notes, the Company is now in the process of transferring control of its assets to Airworks and Hilltop under peaceful possession procedures.

In addition, in light of the Company’s financial condition and the ongoing peaceful possession procedures with its creditors, the Company has determined that it is in its best interests to voluntarily deregister its stock with the SEC.  The Company is secured to deregister because it has fewer than 500 shareholders of record and its total assets have not exceeded $10 million on the last day of each of the three most recent fiscal years.  Upon filing the applicable forms with the SEC, the Company will no longer be obligated to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K.

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

On October 24, 2008, the Company terminated the employment of all of its employees except for Mr. Tusing and Igor Krichtafovitch, its Chief Technology Officer.  Mr Krichtafovitch resigned effective January 9, 2009.  Mr. Tusing is resigning effective close of business on February 13, 2009.  The Company has appointed  Mr. Barry Salzman as the acting President, acting Secretary and acting Treasurer for the Company as of February 13, 2009. As a result of the Company’s financial condition, it has ceased substantially all of its operating activities.  Kronos is focused on prioritizing its limited resources on either selling or licensing the Company’s technology or liquidating the assets of the Company.

On September 29, 2008, the Company received a notice of event of default from AirWorks with respect to the Secured Convertible Promissory Note due June 19, 2010, issued to by the Company to AirWorks.  The Company has been, and continues to be, in discussions with its secured lenders regarding the outstanding obligations under the AirWorks and Hilltop promissory notes, the alleged occurrence of an event of default, and the enforcement of the rights under the promissory notes.  Following the Board of Directors’ appointment of James P. McDermott and M. J. Segal to an independent committee to investigate the foregoing, Mr. McDermott and Mr. Segal resigned from the Board of Directors.  Since the Company was not able to locate a purchaser for its business or assets on satisfactory terms, the Company is now in the process of transferring control of its assets to AirWorks and Hilltop in accordance with peaceful possession procedures.

In addition, in light of the Company’s financial condition and the ongoing peaceful possession procedures with its creditors, the Company has determined that it is in its best interests to voluntarily deregister its stock with the SEC.  The Company is secured to deregister because it has fewer than 500 shareholders of record and its total assets have not exceeded $10 million on the last day of each of the three most recent fiscal years.  Upon filing the applicable forms with the SEC, the Company will no longer be obligated to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K

Technology Description and Benefits

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

Standalone Platform

Residential Products.  In October 2007, Kronos executed a Letter of Intent for the development, manufacture and sale of air purification devices based upon Kronos' proprietary air movement and purification technology with a leading national retailer.  Under the terms of the Letter of Intent, the retailer has paid Kronos $250,000 towards the development costs of the new products and would contribute marketing resources to assist in the product development process.  In December 2007, Kronos completed design and developed an Alpha Prototype for the customer.  In January 2008, the parties initiated negotiations of a definitive Product Development and Purchase Agreement.  In February 2008, the retailer filed for bankruptcy.  In March 2008, Kronos’ contract manufacturing partner completed development of a Beta Prototype.  During the fiscal year ended June 30, 2008, Kronos earned $250,000 in product development fees.   No fees have been earned since fiscal 2008.

Medical Products.  In December 2005, the Company executed a non-exclusive license agreement with EOL LLC, a Russian Federation company ("EOL"), for manufacturing and distributing Kronos-based commercial standalone products in Russia and other select Commonwealth of Independent States.  The initial medical products are currently being marketed in Russia and Ukraine and marketing plans are being implanted in Kazakhstan, Moldova and Byelorussia.  In November 2006, the Ministry of Health Care and Social Development of the Russian Federation issued a Registration Certificate for the product that designates the product for medical use.  During the fiscal year ended June 30, 2007, Kronos earned $104,000 in revenue from the sale of power supplies, other electrical components and engineering services and from the royalty from the sale of finished products by EOL.  During the fiscal year ended June 30, 2008, Kronos earned $55,000 in revenue from licensing fees. No additional revenues have been earned since fiscal 2008.

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

Patents and Intellectual Property

Kronos has received notification that fifteen of its patent applications have been allowed for issuance by the United States Patent and Trademark Office and six of its international patent applications have been allowed for issuance by the Canadian Intellectual Property Office, the Commonwealth of Australia Patent Office and the Mexican Institute of Industrial Property.  These patents are considered utility patents which describe fundamental innovations in the generation, management and control of electrostatic fluids, including air movement, filtration and purification.  Each of the patents contain multiple part claims for both general principles as well as specific designs for incorporating the Kronos technology into air movement, filtration and purification products.  The patents provide protection for both specific product implementations of the Kronos technology, as well as more general processes for applying the unique attributes and performance characteristics of the technology.

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
create air movement and
base level filtration

International Patents

Kronos has received formal notification from the Canadian Intellectual Property Office, the Mexican Institute of Industrial Property, Commonwealth of Australia Patent Office, the Intellectual Property Office of New Zealand and the Ukrainian Patent Office indicating that six patents have been examined and allowed for issuance as patents.  There are a number of other patent applications corresponding to Kronos' fifteen U.S. Patents that have been filed and are pending outside of the United States.

Kronos intends to continue to aggressively file patent applications in the U.S. and internationally.  A number of additional patent applications have been filed for, among other things, the control and management of electrostatic fluid acceleration.  These additional patent applications are either being examined or are awaiting examination by the Patent Office.

Intellectual Property Transfer

In March 2008, Kronos transferred U.S. Patents 6,919,698 and 7,157,704 and related foreign patents and patent applications to Tessera in conjunction with the execution of the Intellectual Property Transfer and License Agreement and the receipt of $3.5 million from Tessera.  The Agreement provided Tessera the additional right to acquire U.S. Patents 6,504,308 and 6,888,314 and related foreign and patent applications upon the payment of an additional $2.0 million, which purchase was completed and transferred on November 21, 2008.

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

RESULTS OF OPERATIONS

Consolidated Statement of Operations For the Three  Months Ended September 30, 2008 (“2008”) Compared with the Three  Months Ended September 30, 2007 (“2007”).

Our net losses for 2008 and 2007 were $4,184,000 and $1,463,000, respectively. The $2,721,000, or 186%, increase in the net loss for 2008, as compared to 2007 was principally the result of a $3,029,000 increase in accretion of note discount, partially offset by decreases in compensation  of $206,000 and research and development expenses of $68,000 and an increase in revenue for the previous year’s period of $33,000.

Revenue. Revenues are generated through the licensing of Kronos technology and through sales of services for design and development of Kronos devices at Kronos Air Technologies, Inc. Revenues for 2008 were $57,000 compared with $25,000 for 2007, an increase of $32,000. Revenues for 2008 were from our agreements with Tessera.  In comparison, revenues for 2007 were from our agreements with EOL.

Cost of Sales. Cost of sales consists of the cost of the patents transferred and the product development costs associated with our transfer and development agreements.  The company incurred no costs associated with patent transfers or product development  for the periods ended September 30 ,2008 or 2007, revenue for these periods was derived from licensing of technologies to Tessera and EOL respectively, and not cost was attributed to these revenues.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for 2008 decrease $268,000, or 25%, to $786,000. The decrease was principally the result of a $206,000, or 37%, decrease in compensation and benefits primarily as a result of a $393,000, or 266%, increase in the expense for amortization of stock options that vested, a $288,000, or 109%, increase in professional services as a result of an increase in advisory services from our majority shareholder, as well as legal expenses and a $190,000, or 500%, increase in product development costs.

Accretion of Note Discount. Accretion of note discount for 2008 of $3,341,000 and 2007 of $286,000, represented the amortization of the remaining beneficial conversion feature of the AirWorks, Hilltop, Sun and Gumbinner promissory notes during the period ending September 30, 2008.

Interest Expense. Interest expense for 2008 was $141,000 compared to $149,000 for the corresponding period of the prior year. The $8,000, or 5%, decrease in interest expense for 2008, as compared to 2007, was principally the result of the decrease in the debt outstanding principal of $413,000 for comparable periods ending September 30, 2007 to September 30, 2008.

Consolidated Balance Sheet as of September 30, 2008 Compared with June 30, 2008

Our total assets at September 30, 2008 were $2,009,000 compared with $2,580,000 at June 30, 2008. Total assets at September 30, 2008 and June 30, 2008 were comprised primarily of $416,000 and $872,000, respectively, of cash and $1,474,000 and $1,546,000, respectively, of patents/intellectual property. Total current assets at September 30, 2008 and June 30, 2008 were $525,000 and $1,023,000, respectively, while total current liabilities for such periods were $6,693,000 and $3,080,000, respectively. This created a working capital deficit of $6,168,000 at September 30, 2008 and a working capital deficit of $2,057,000 at June 30, 2008.

Stockholders' deficit as of September 30, 2008 was $4,684,000, increased from June 30, 2008 due to the net loss of $4,184,000 for the period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have relied principally on the sale of common stock and secured debt and customer contracts for research and product development to finance our operations.

Net cash flow used in operating activities was $417,000 for the period ended September 30, 2008.  We were able to satisfy most of our cash requirements for this period from the proceeds of the convertible secured promissory notes with AirWorks, Hilltop and other lenders and the proceeds from the sale of intellectual property assets and patents to Tessera, Inc.

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

The lenders are:  (i) AirWorks Funding LLLP, a newly-formed limited partnership (“AirWorks”); (ii) Critical Capital Growth Fund, L.P. and various Sands Brothers Venture Funds, all of which are affiliates of Laidlaw and Co. (UK) Ltd. (collectively “Sands”) and (iii) Hilltop Holding Company, LP, a Delaware limited partnership, (“Hilltop”).

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

The Company has been, and continues to be, in discussions with its secured lenders regarding the outstanding obligations under the AirWorks and Hilltop promissory notes, the alleged occurrence of an event of default, and the enforcement of the rights under the promissory notes.  Following the Board of Directors’ appointment of James P. McDermott and M. J. Segal to an independent committee to investigate the foregoing, Mr. McDermott and Mr. Segal resigned from the Board of Directors.  Since the Company was not able to locate a purchaser for its business or assets on satisfactory terms, the Company is now in the process of transferring control of its assets to AirWorks and Hilltop in accordance with peaceful possession procedures.

GOING CONCERN OPINION

The Report of Independent Registered Public Accounting Firm includes an explanatory paragraph to their audit opinions issued in connection with our 2008 and 2007 financial statements that states that we do not have significant cash or other material assets to cover our operating costs and debt obligations. As a result of the Company’s financial condition, including receipt of the notice of event of default from Airworks and the inability to obtain additional funding, there is substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As a result of the Company’s financial condition, it has discontinued substantially all of its operating activities.  The Company is in the process of transferring control of its assets to Airworks and Hilltop, in accordance with peaceful possession procedures.

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

At September 30, 2008, and June 30, 2008, we had a working capital deficit of $6.2 million and $2.1 million, respectively. The Report of Independent Registered Public Accounting Firm for the year ended June 30, 2008, includes an explanatory paragraph stating that our recurring losses from operations and working capital deficiency raise doubt about our ability to continue as a going concern.  For the fiscal years ended June 30, 2008, and 2007, we had an operating cash flow deficit of $0.2 million and $3.0 million and a cash balance of $872,000 and $364,000, respectively.  Kronos has not been successful in its attempts to sell, license or liquidate partial or all of the Company’s assets to satisfy secured lenders’ obligations and therefore it is in the process of transferring assets to its priority creditors.

Since we do not have funds to satisfy secured loans and the alleged event of default, the Company is in the process of transferring control of its assets to its priority creditors in accordance with peaceful possession procedures.

On September 29, 2008, Kronos received a notice of event of default from AirWorks with respect to the Secured Convertible Promissory Note due June 19, 2010, issued by the Company to AirWorks.  The notice stated that (1) an Event of Default under Section 2.1(a) of the Promissory Note has occurred due to the failure of the Company to make interest payments on the Promissory Note and (2) the entire principal amount of, and the interest on, the Promissory Note is declared immediately due and payable in the principal amount of $3,551,735 plus interest.  The Company requested funding from the senior lenders but was declined.  The Company is evaluating the status of the alleged default.

The Funding Agreement with the Company’s secured lenders provides that in the event of default, the lenders have the right to seek foreclosure of all of the assets of the Company, including all intellectual property and patent rights, all cash assets, all physical goods and equipment and all contractual rights including license Agreements. The Company has not been successful in its attempt to consummate a strategic transaction, the secured lenders have enforced their rights under the Funding Agreement and all of the Company’s remaining assets are in the process of being foreclosed on and transferred to AirWorks and Hilltop.

We have a limited operating history with significant losses and have terminated our operations.

We have a limited operating history and have not been able to establish any history of profitable operations.  We incurred a net loss of $4.2 million for the quarter ended September 30, 2008, $1.5 million for the fiscal year ended June 30, 2008, and a net loss of $2.35 million for the fiscal year ended June 30, 2007. As a result, at September 30, 2008, June 30, 2008, and June 30, 2007, we had an accumulated deficit of $39.1 million, $37.8 million and $33.5 million, respectively.  Our revenues and cash flows from operations have not been sufficient to sustain our operations.  On October 24, 2008, the Company terminated all but two of its employees and ceased substantially all of its operating activities.  As a subsequent event, On January 9, 2009, Dr Krichtafovitch resigned from the Company.  As a subsequent event, Following Acting President R. Tusing is resigning effective the close of business on February 13, 2009 and following Mr. Tusing’s resignation, the Company has appointed Mr. Barry Salzman as the acting president, acting, Secretary and acting Treasurer of the Company.

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

Our net intangible assets of approximately $1.5 million as of September 30, 2008, consist principally of purchased patent technology and marketing intangibles, which relate to the acquisition of Kronos Air Technologies, Inc. in March 2000 and to the acquisition of license rights to fuel cell, computer and microprocessor applications of the Kronos technology not included in the original acquisition of Kronos Air Technologies, Inc. in May 2003 and capitalized legal costs for securing patents.  Intangible assets comprise 73% of our total assets as of September 30, 2008.  Intangible assets are subject to periodic review and consideration for potential impairment of value.  Among the factors that could give rise to impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, and projections or forecasts that demonstrate continuing losses associated with these assets. Should impairment occur, we would be required to recognize it in our financial statements.  A write-down of these intangible assets could have a material adverse impact on our total assets, net worth and results of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2008, the Company carried out an evaluation, under the supervision of our Acting Chief Executive Officer and Chief Financial Officer (one individual), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, the Company's Acting Chief Executive Officer and Chief Financial Officer (one individual), concluded that the Company's disclosure controls and procedures were effective at this reasonable assurance level as of September 30, 2008.

Changes in Internal Controls over Financial Reporting. In connection with the evaluation of the Company's internal controls over financial reporting during the Company's three months ended September 30, 2008, the Company's Acting Chief Executive Officer and Chief Financial Officer (one individual) has determined that there were no changes to the Company's internal controls over financial reporting during the quarter that have materially affected or is reasonably likely to affect the Company's internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As described above, on September 29, 2008, Kronos received a notice of event of default from AirWorks with respect to the Secured Convertible Promissory Note due June 19, 2010 (the “Promissory Note”), issued to by the Company to AirWorks.  The notice states that (1) an Event of Default under Section 2.1(a) of the Promissory Note has occurred due to the failure of the Company to make interest payments on the Promissory Note and (2) the entire principal amount of, and the interest on, the Promissory Note is declared immediately due and payable in the amount of $3,551,735 plus interest.  See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details regarding this matter.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Articles of Merger for Technology	Incorporated by reference to
	Selection, Inc. with the Nevada	Exhibit 2.1 to the Registrant's
	Secretary of State	Registration Statement on Form
S-1 filed on August 7, 2001 (the
"Registration Statement")

3.1	Articles of Incorporation	Incorporated by reference to
Exhibit 3.1 to the Registration
Statement

3.2	Bylaws	Incorporated by reference to
Exhibit 3.2 to the Registration
Statement

31	Certification of Principal Executive	Provided herewith
Officer and Principal Financial Officer
pursuant to U.S.C. Section
7241, as adopted pursuant to Section
302 of the Sarbanes-Oxley Act of 2002

32	Certification by Principal Executive	Provided herewith
Officer and Principal Financial Officer
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: February 11, 2008	KRONOS ADVANCED TECHNOLOGIES, INC.

By: /s/ Richard F. Tusing

Richard F. Tusing
acting President, acting Chief Executive
Officer, acting Principal Executive Officer,
Chief Financial Officer, Principal
Financial Officer, Chief Operating Officer,
Treasurer, Secretary, and Director